Form 10-Q
period 2015-03-31
Paramount Gold Nevada Corp.
filed 2015-05-22
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-36908

Paramount Gold Nevada Corp.

(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0138393
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
665 Anderson Street Winnemucca, NV	89445
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (775) 625-3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 22, 2015, the registrant had 8,518,791 shares of common stock, $0.01 par value per share, outstanding.

i

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

As at March 31, 2015 and June 30, 2014

(Expressed in United States dollars, unless otherwise stated)

(Unaudited)

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

	As at March 31,	As at June 30,
	2015	2014
Assets
Current Assets
Cash and cash equivalents	$874,134	$452,436
Prepaid and deposits	180,636	107,639
Prepaid insurance, current portion (Note 8)	49,043	122,605
Marketable Securities (Note 2)	21,572	560,099
Total Current Assets	1,125,385	1,242,779
Non-Current Assets
Mineral properties (Note 7)	28,036,135	28,373,535
Prepaid insurance, non current portion (Note 8)	36,779	—
Reclamation bond (Note 8)	2,536,934	2,626,538
Total Non-Current Assets	30,609,848	31,000,073
Total Assets	$31,735,233	$32,242,852
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$14,765	$29,654
Due to Parent Company (Note 6)	16,614,827	15,363,799
Total Current Liabilities	16,629,592	15,393,453
Non-Current Liabilities
Reclamation and environmental obligation (Note 8)	1,299,707	1,291,066
Total Liabilities	17,929,299	16,684,519
Stockholders' Equity
Common stock, no par value, 25,000 authorized shares, 1,000 issued and outstanding at March 31, 2015 and June 30, 2014	29,701,475	29,701,475
Contributed surplus	8,677,588	6,545,714
Deficit	(24,524,851)	(20,749,005)
Accumulated other comprehensive (loss) income	(48,278)	60,149
Total Stockholders' Equity	13,805,934	15,558,333
Total Liabilities and Stockholders' Equity	$31,735,233	$32,242,852

The accompanying notes are an integral part of the condensed consolidated interim financial statements

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

For the Three and Nine Month Periods Ended March 31, 2015 and 2014

(Expressed in United States dollars, unless otherwise stated)

(Unaudited)

	For the Three Month Period Ended March 31, 2015	For the Nine Month Period Ended March 31, 2015	For the Three Month Period Ended March 31, 2014	For the Nine Month Period Ended March 31, 2014
Revenue
Other income (Note 9)	-	97,535	38,860	43,860
Total Revenue	-	97,535	38,860	43,860
Expenses
Exploration	258,083	982,116	403,748	1,283,350
Professional fees	157,187	231,740	44,616	147,526
Directors compensation	14,067	31,060	45,491	84,998
Office & administration	10,000	30,626	15,037	38,302
Insurance	22,205	77,151	68,839	220,749
Accretion	33,692	101,076	30,683	92,049
Write down of mineral property	-	337,400	-	-
Total Expenses	495,234	1,791,169	608,414	1,866,974
Net Loss before other items	495,234	1,693,634	569,554	1,823,114
Other items
Interest income	(1,354)	(2,831)	(750)	(2,659)
Interest and service charges	720,432	2,117,018	659,816	1,890,298
Loss (Gain) on sale of marketable securities	-	(31,975)	-	-
Net Loss	1,214,312	3,775,846	1,228,620	3,710,753
Other comprehensive loss
Unrealized loss on available-for-sale-securities	(16,421)	108,427	(126,286)	(122,488)
Total Comprehensive Loss for the Period	$1,197,891	$3,884,273	$1,102,334	$3,588,265
Loss per Common share
Basic	$1,214	$3,776	$1,229	$3,711
Diluted	$1,214	$3,776	$1,229	$3,711
Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	1,000	1,000	1,000	1,000
Diluted	1,000	1,000	1,000	1,000

The accompanying notes are an integral part of the condensed consolidated interim financial statements

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Cash Flows

For the Nine Month Periods Ended March 31, 2015 and 2014

(Expressed in United States dollars, unless otherwise stated)

(Unaudited)

	For the Nine Month Period Ended March 31, 2015	For the Nine Month Period Ended March 31, 2014
Net Loss	$(3,775,846)	$(3,710,753)
Adjustment for:
Stock based compensation	15,269	96,823
Write-down of mineral properties	337,400	—
Interest expense on loans due to Parent (Note 6)	2,116,605	1,881,259
Accretion expense (Note 8)	101,076	92,049
Change in reclamation	(2,831)	(2,659)
Insurance expense	36,783	183,913
Gain on sale of marketable securities	(31,975)
(Increase) decrease in prepaid expenses	(72,997)	(139,669)
Increase (decrease) in accounts payable	(14,889)	(76,217)
Cash (used in) operating activities	(1,291,405)	(1,675,254)
Sale (purchase) of marketable securities	462,075	(49,950)
Cash provided by (used in) investing activities	462,075	(49,950)
Loan from Parent (Note 6)	1,251,028	2,134,273
Cash provided by financing activities	1,251,028	2,134,273
Change in cash during year	421,698	409,069
Cash at beginning of year	452,436	75,292
Cash at end of period	$874,134	$484,361

The accompanying notes are an integral part of the condensed consolidated interim financial statements

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Shareholders’ Equity

From June 30, 2012 to the Nine Month Periods Ended March 31, 2015

(Expressed in United States dollars, unless otherwise stated)

(Unaudited)

	Shares	Common Stock	Deficit	Contributed Surplus	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at June 30, 2012 (Unaudited)	1,000	$29,701,475	(7,192,279)	$1,666,140	$—	$24,175,336
Stock based compensation	—	—	—	469,778	—	469,778
Imputed interest on loans due to parent	—	—	—	1,709,246	—	1,709,246
Net income (loss)	—	—	(8,521,982)	—	—	(8,521,982)
Balance at June 30, 2013	1,000	29,701,475	(15,714,261)	3,845,164	—	17,832,378
Stock based compensation	—	—	—	248,450	—	248,450
Imputed interest on loans due to parent	—	—	—	2,452,100	—	2,452,100
Unrealized gain on available for sale securities	—	—	—	—	60,149	60,149
Net income (loss)	—	—	(5,034,744)	—	—	(5,034,744)
Balance at June 30, 2014	1,000	29,701,475	(20,749,005)	6,545,714	60,149	15,558,333
Stock based compensation	—	—	—	6,613	—	6,613
Imputed interest on loans due to parent	—	—	—	686,370	—	686,370
Unrealized gain on available for sale securities	—	—	—	—	(123,665)	(123,665)
Net income (loss)	—	—	(1,467,214)	—	—	(1,467,214)
Balance at September 30, 2014	1,000	29,701,475	(22,216,219)	7,238,697	(63,516)	14,660,437
Stock based compensation	—	—	—	4,956	—	4,956
Imputed interest on loans due to parent	—	—	—	709,870	—	709,870
Unrealized gain on available for sale securities	—	—	—	—	(1,183)	(1,183)
Net income (loss)	—	—	(1,094,320)	—	—	(1,094,320)
Balance at December 31, 2014	1,000	29,701,475	(23,310,539)	7,953,523	(64,699)	14,279,760
Stock based compensation	—	—	—	3,700	—	3,700
Imputed interest on loans due to parent	—	—	—	720,365	—	720,365
Unrealized gain on available for sale securities	—	—	—	—	16,421	16,421
Net income (loss)	—	—	(1,214,312)	—	—	(1,214,312)
Balance at March 31, 2015	1,000	29,701,475	(24,524,851)	8,677,588	(48,278)	13,805,934

The accompanying notes are an integral part of the condensed consolidated interim financial statements

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Month Period Ended March 31, 2015

(Expressed in United States dollars, unless otherwise stated)

(Unaudited)

1.	Principal Accounting Policies:

Paramount Gold Nevada Corp. (the “Company”), incorporated under the General Corporation Law of the State of Nevada, and its wholly-owned subsidiaries are engaged in the acquisition, exploration and development of  precious metal properties. The Company’s wholly owned subsidiaries include New Sleeper Gold LLC and Sleeper Mining Company, LLC.   The Company is in the process of exploring its mineral properties in Nevada, United States. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to advance its projects and to date has not determined whether these properties contain reserves that are economically recoverable.

Spin-Off from Paramount Gold and Silver Corp.  Paramount Gold and Silver Corp. (“PGSC”) owns 100% of the issued and outstanding shares of the Company.   On April 17, 2015, we entered into the previously disclosed separation and distribution agreement (the “Separation Agreement”) with PGSC, to effect the separation (the “separation”) of the Company from PGSC, and to provide for the allocation between the Company and PGSC of the Company’s and PGSC’s assets, liabilities and obligations attributable to periods prior to, at and after the separation.

We filed a registration statement on Form S-1 in connection with the distribution (the “distribution”) by PGSC to its stockholders of all the outstanding shares of common stock of the Company, par value $0.01 per share. The registration statement was declared effective by the Securities and Exchange Commission (“SEC”) on April 9, 2015. On April 6, 2015, the Company filed a Form 8-A with the SEC to register its shares of common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended. The distribution, which effected a spinoff of the Company from PGSC, was made on April 17, 2015, to PGSC stockholders of record on April 14, 2015. On the distribution date, stockholders of PGSC received one share of Company common stock for every twenty shares of PGSC common stock held. Up to and including the distribution date, PGSC common stock traded on the “regular-way” market; that is, with an entitlement to shares of Company common stock distributed pursuant to the distribution. As a result of the distribution, the Company is now a publicly traded company independent from PGSC. On April 20, 2015, the Company’s shares of common stock commenced trading on the NYSE MKT LLC under the symbol “PZG”. An aggregate of 8,101,371 shares of Company common stock were issued in the distribution.

Basis of Presentation and Preparation

The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles for interim financial information and Article 10 of Regulation S-X.  Accordingly, they do not include all of the disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements.  In the opinion of management, all of the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included.  The results of operations for interim periods are not necessarily indicative of the operating results of a full year or of future years.

These condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States and follow the same accounting policies and methods of their application as the most recent annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  These condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended June 30, 2014.

Going Concern

These condensed consolidated interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated cash flow from operations and is unlikely to generate cash flows from operations in the immediate or foreseeable future.   The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  As at March 31, 2015, the Company has an accumulated deficit of $24,524,851 (June 30, 2014 - $20,749,005) and incurred a net loss for the nine month period of $3,775,846 (2014 - $3,710,753).  These factors raise doubt regarding the Company’s ability to continue as a going concern.  Management completed a spin-off of the Company from PGSC in order to gain access to equity financing in order to alleviate doubts about going concern, as further described in Note 11.  These condensed consolidated interim financial statements do not include any adjustments to the recoverability and

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Month Period Ended March 31, 2015

(Expressed in United States dollars, unless otherwise stated)

(Unaudited)

classification of recorded asset amounts and the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Marketable Securities

The Company classifies its marketable securities as available-for-sale securities.  The securities are measured at fair market value in the financial statements with unrealized gains and temporary losses on investments classified as available for sale are included within accumulated other comprehensive income, net of any related tax effect. Upon realization, such amounts are reclassified from accumulated other comprehensive income to other income, net, realized gains and losses and other than temporary impairments, if any, are reflected in the statements of operations as other income or expenses. The Company does not recognize changes in the fair value of its investments in income unless a decline in value is considered other than temporary.

Use of Estimates

The preparation of these condensed consolidated interim financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated interim financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates made by management in the accompanying condensed consolidated interim financial statements include the adequacy of the Company’s asset retirement obligations, valuation of deferred tax asset, estimation of market rates of interest, and allocations of administrative overhead costs from PGSC.

Allocations

PGSC provides administrative support to the Company for executive management, information systems and certain accounting, legal and other administrative functions.  The costs of these services were allocated to the Company based primarily on a percentage of the Company’s exploration costs as compared to PGSC’s consolidated exploration costs.  The allocations may not reflect the expense the Company would have incurred as an independent, publicly traded company for the periods presented.

The condensed consolidated interim financial statements for the period ended March 31, 2015 and 2014 also reflect interest expense imputed by the Company on the non-interest bearing loans from PGSC (Note 6).

Management believes that its allocations are reasonable and based on a systematic and rational method; however, they are not necessarily indicative of the actual financial results of the Company, including such expenses that would have been incurred by the Company had it been operating as a separate, stand-alone entity for the periods presented.  As a stand-alone entity, the Company expects to incur expenses that may not be comparable in future periods to what is presented for the historical periods presented in the condensed consolidated interim financial statements.  Consequently, the financial information herein may not reflect the financial position, results of operations and cash flows of the Company in the future or if the Company had been an independent stand-alone entity during all of the periods presented.  In our opinion, the condensed consolidated interim financial statements include all adjustments necessary for a fair presentation of its results of operations.

Stock Based Compensation

The Company has adopted the provisions of FASB ASC 718, “Stock Compensation” (“ASC 718”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

Mineral Properties

Mineral property acquisition costs are capitalized when incurred and will be amortized using the units –of – production method over the estimated life of the reserve following the commencement of production.  If a mineral property is subsequently abandoned or impaired, any capitalized costs will be expensed in the period of abandonment or impairment.

Acquisition costs include cash consideration and the fair market value of shares issued on the acquisition of mineral properties.

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Month Period Ended March 31, 2015

(Expressed in United States dollars, unless otherwise stated)

(Unaudited)

Exploration Costs

Exploration costs, which include maintenance, development and exploration of mineral claims, are expensed as incurred.  When it is determined that a mineral deposit can be economically developed as a result of establishing proven and probable reserves, the costs incurred after such determination will be capitalized and amortized over their useful lives.  To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all exploration costs are being expensed.

Asset Retirement Obligations

The Company follows the provisions of ASC 440, “Asset Retirement and Environmental Obligations”, which establishes the standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  The Company’s asset retirement obligations are further described in Note 8.

Net Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during each period.  Diluted loss per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

2.	Marketable Securities:

The following table summarizes the Company’s available-for sale securities on hand as of March 31, 2015 and June 30, 2014:

	Cost Basis	Impairment Charge	Adjusted Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable securities at March 31, 2015	$69,850	—	69,850	48,278	—	$21,572
Marketable securities at June 30, 2014	$499,950	—	499,950	—	60,149	$560,099

During the nine month period ended March 31, 2015, the Company sold marketable securities with a cost basis of $430,100 for net proceeds of $462,075.  The gain on sale of securities of $31,975 was recorded on the statement of operations.  As a result of the transaction, the Company reversed from comprehensive income $106,631 it had previously recorded as an unrealized gain. The Company also recorded an unrealized loss of $108,427 (2014 – $122,488 gain).  The marketable securities reflected in the table above includes stock purchase warrants of a single entity involved in the exploration of precious metals.  The Company performs a quarterly assessment on its marketable securities with unrealized losses to determine if the security is other than temporarily impaired.

3.	Fair Value Measurements:

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization with the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy under ASC 820 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Inputs that are both significant to the fair value measurement and unobservable.

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Month Period Ended March 31, 2015

(Expressed in United States dollars, unless otherwise stated)

(Unaudited)

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value at March 31, 2015			June 30, 2014
Assets	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$874,134	874,134	—	—	$452,436
Marketable Securities	$21,572	—	—	21,572	$560,099

The Company’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash and cash equivalents that are valued based on quoted market prices in active markets are primarily comprised of commercial paper, short-term certificates of deposit and U.S. Treasury securities.

At March 31, 2015, the Company’s marketable securities are comprised of stock purchase warrants. The stock purchase warrants’ fair value is recorded using a Black Scholes options model using inputs such as contractual terms, stock volatility and implied interest rates. The Company’s marketable securities are classified within Level 3 of the fair value hierarchy.

The carrying value due to Parent approximates its fair value due to the short term nature of the obligation.  The Company has recorded interest on the amount due to Parent at a rate estimated to be a market rate of interest (Note 6).

4.	Non-Cash Transactions:

During the nine month period ended March 31, 2015 and 2014, the Company did not enter into non-cash activities.

5.	Capital Stock:

Authorized capital stock consists of 25,000 common shares without par value.  At March 31, 2015 and June 30, 2014 there were 1,000 shares issued and outstanding.

6.	Related Party Transactions:

The Company’s expenses included allocations from Paramount Gold and Silver Corp. of costs associated with administrative support functions which included executive management, information systems, finance, legal, accounting and certain other administrative functions and stock-based compensation.  Allocated stock-based compensation included equity awards granted to employees of the Company as well as allocated stock-based compensation expense associated with Parent employees that provided administrative support to the Company.  For the three and nine month periods ended March 31, 2015 and 2014, the Company’s allocated expenses from Parent were as follows:

	2015		2014
	Three month Period	Nine Month Period	Three month Period	Nine Month Period
Allocated expenses included in:
Exploration	$3,700	$11,100	$12,073	$19,473
Professional fees	149,626	197,738	44,617	124,598
Directors compensation	14,067	31,060	45,491	84,998
Total	$167,393	$239,898	$102,181	$229,069

As of March 31, 2015 and June 30, 2014, respectively, the Company owed a total of $16,614,827 and $15,363,799 to PGSC.  Due to undercapitalization of the Company, PGSC. has been funding the operations on an as need basis.  These advances are non-interest bearing in nature and have no fixed terms of repayment.  The Company has imputed interest on these sums at the rate of 17.5% per annum and has recorded interest expense related to these balances in the amount of $2,116,605 and $1,881,259 for the nine months ended March 31, 2015 and March 31, 2014.   Because the related parties do not expect these amounts to be repaid, the interest has been recorded as a contribution of capital at March 31, 2015 and March 31, 2014.

As discussed in Note 1, the Company believes the assumptions and methodologies underlying the allocation of administrative expenses and stock-based compensation are reasonable.  However, such expenses may not be indicative of the actual expenses that would have been incurred by the Company as a stand-alone company.  As such, the financial information herein may not necessarily

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Month Period Ended March 31, 2015

(Expressed in United States dollars, unless otherwise stated)

(Unaudited)

reflect the consolidated financial position, results of operation, and cash flows of the Company in the future or if the Company had been a stand-alone entity during the periods presented.

Subsequent to period-end and in connection with the spinoff of the Company from PGSC, all inter-company debt owed to PGSC was settled and re-characterized as an equity contribution from PGSC (Note 11).

All transactions with related parties are made in the normal course of operations and are measured at exchange value.

7.	Mineral Properties:

The Company has capitalized acquisition costs on mineral properties as follows:

	March 31, 2015	June 30, 2014
Sleeper	$25,554,090	$25,891,490
Mill Creek	2,096,616	2,096,616
Spring Valley	385,429	385,429
	$28,036,135	$28,373,535

Sleeper:

Sleeper is located in northern Nevada approximately 26 miles northwest of the town of Winnemucca.  The Sleeper Gold Mine consists of 2,570 unpatented mining claims.

During the nine month period ended March 31, 2015, the Company dropped 212 mining claims it acquired in 2011 with a recorded value of $337,400. The Company determined that these mining claims no longer had any exploration potential.

Mill Creek:

The Mill Creek property consists of 36 unpatented lode mining claims totaling 720 acres south of Battle Mountain Nevada.

Spring Valley:

The Spring Valley property consists of 38 unpatented lode mining claims located in Pershing County, Nevada.

8.	Reclamation and Environmental:

The Company holds an insurance policy related to its Sleeper Gold Project that covers reclamation costs in the event the Company defaults on payments of its reclamation costs up to an aggregate of $25 million.  The unamortized insurance premium is being amortized to December 31, 2016 and the current and non-current prepaid insurance balance at March 31, 2015 is $85,822 (June 30, 2014 - $122,605).

As a part of the policy, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account at March 31, 2015 is $2,536,934(June 30, 2014 - $2,626,538).

Reclamation and environmental costs are based principally on legal requirements.  Management estimates costs associated with reclamation of mineral properties and properties under mine closure.  On an ongoing basis the Company evaluates its estimates and assumptions; however, actual amounts could differ from those based on estimates and assumptions.

The asset retirement obligation at the Sleeper Gold Project has been measured using the following variables:  1) Expected costs for earthwork, re-vegetation, in-pit water treatment, on-going monitoring, labor and management, 2) Inflation adjustment, and 3) Market risk premium.  The sum of the expected costs by year is discounted using the Company’s credit adjusted risk free interest rate from the time it expects to pay the retirement obligation to the time it incurs the obligation.    The reclamation and environmental obligation recorded on the balance sheet is equal to the present value of the estimated costs.

The current undiscounted estimate of the reclamation costs for existing disturbances at the Sleeper Gold Project is $3,915,626 as required by U.S Bureau of Land Management and the Nevada Department of Environmental Protection. Assumptions used to compute

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Month Period Ended March 31, 2015

(Expressed in United States dollars, unless otherwise stated)

(Unaudited)

the asset retirement obligations for the year ended June 30, 2014 for the Sleeper Gold Project included a credit adjusted risk free rate and inflation rate of 9.76% (2013 – 9.76%) and 2.0% (2013 – 2.0%), respectively. Expenses are expected to be incurred between the years 2014 and 2053.

Changes to the Company’s asset retirement obligations for the nine month period ended March 31, 2015 are as follows:

	March 31, 2015	June 30, 2014
Balance at beginning of period	$1,291,066	$1,263,584
Accretion expense	101,076	122,732
Payments	(92,435)	(95,250)
Balance at end of period	$1,299,707	$1,291,066

9.	Other Income

The Company’s other income details were as follows:

	2015		2014
	Three month Period	Nine Month Period	Three month Period	Nine Month Period
Re-imbursement of reclamation expenses	$-	$92,435	$38,860	$38,860
Leasing of water rights to third party	-	5,100	-	5,000
Total	$-	$97,535	$38,860	$43,860

10.	Commitments and Contingencies:

Litigation

Since the announcement of the merger of PGSC and Coeur on December 17, 2014, the Company, PGSC, members of PGSC’s board, Coeur, and Hollywood Merger Sub, Inc. (“Merger Sub”) have been named as defendants in six putative stockholder class action suits brought by purported stockholders of PGSC, challenging the proposed Merger (the “Complaints”). The Complaints were filed in the Court of Chancery in the State of Delaware (Fernando Gamboa v. Paramount Gold and Silver Corp., et al., No.: 10499; Jerry Panning v. Paramount Gold and Silver Corp., et al., No.: 10507; Jonah Weiss v. Christopher Crupi, et al., No.: 10517; Justin Beaston v. Paramount Gold and Silver Corporation, et al., No.: 10538; Rob Byers v. Christopher Crupi, et al., No.: 10551; James H. Alston v. Paramount Gold and Silver Corp., et al., No.: 10531.

The plaintiffs generally claim that the PGSC board members breached their fiduciary duties to PGSC stockholders by: (i) authorizing the merger with Coeur for what the plaintiffs assert is inadequate consideration and pursuant to an allegedly inadequate process, and (ii) failing to disclose sufficient information in its Form S-4 filed with the Securities and Exchange Commission to allow the shareholders to make an informed vote. The plaintiffs also claim that the Company, PGSC, Coeur, and Merger Sub aided and abetted the other defendants’ alleged breach of duties. In the Complaints, the plaintiffs seek, among other things, to enjoin the merger, rescind the transaction or obtain rescissory damages if the merger is consummated, obtain other unspecified damages and recover attorneys’ fees and costs. The merger was consummated on April 17, 2015.

We, PGSC, members of PGSC board, Coeur, and Merger Sub deny any wrongdoing and are vigorously defending all of the actions.

11.Subsequent events:

Effectiveness of Registration Statement

The Company filed with the Securities and Exchange Commission a registration statement on Form S-1 relating to the distribution by PGSC to its shareholders of all the shares of common stock of the Company. The registration statement was declared effective by the

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements For the Nine Month Period Ended March 31, 2015

(Expressed in United States dollars, unless otherwise stated)

(Unaudited)

SEC on April 9, 2015.

Distribution of Shares

The spinoff of the Company from PGSC was effected on April 17, 2015. On that date, an aggregate of 8,101,371 of shares of the Company’s common stock were distributed to PGSC stockholders of record on April 14, 2015. On April 20, 2015, the Company’s shares began trading on the NYSE MKT LLC under the symbol "PZG"(see Note 1).

Equity Contribution

Prior to the separation and distribution, and in connection with merger of PGSC, PGSC made an equity contribution into the Company of $8.25 million.

Sales of Equity Securities

In connection with the consummation of the merger of PGSC and Coeur, the Company issued 417,420 shares of its common stock, par value $0.01 per share, to Coeur in exchange for a cash payment by Coeur in the amount of $1.47 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give the Company's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company's current plans, and the Company's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, and in the risk factors included in our prospectus dated April 10, 2015 that was filed with the U.S. Securities and Exchange Commission (SEC) pursuant to Rule 424(b) under the Securities Act of 1933, as amended. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes that appear elsewhere in this Form 10-Q. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Overview

We are an emerging growth company engaged in the business of precious metals exploration in Nevada, USA. Our business strategy is to acquire and develop known precious metals deposits in large-scale geological environments in North America. This strategy helps reduce discovery risks as exploration programs can be designed using existing geological drilling data and significantly increases the efficiency and effectiveness of exploration programs. By developing known deposits we spend less time trying to discover new areas of mineralization. Our projects are located near successful operating mines. This greatly reduces the related costs for infrastructure requirements at the exploration stage and eventually for mine construction and operation.

The Company’s principal Nevada interest, the Sleeper Gold Project, is located in Humbolt County, Nevada and was a producing mine until 1996.

On April 17, 2015, we entered into the previously disclosed separation and distribution agreement (the “Separation Agreement”) with Paramount Gold and Silver Corp (“PGSC”), to effect the separation (the “separation”) of the Company from PGSC, and to provide for the allocation between the Company and PGSC of the Company’s and PGSC’s assets, liabilities and obligations attributable to periods prior to, at and after the separation.

We filed a registration statement on Form S-1 in connection with the distribution (the “distribution”) by PGSC to its stockholders of all the outstanding shares of common stock of the Company, par value $0.01 per share. The registration statement was declared effective by the Securities and Exchange Commission (“SEC”) on April 9, 2015. On April 6, 2015, the Company filed a Form 8-A with the SEC to register its shares of common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended. The distribution, which effected a spinoff of the Company from PGSC, was made on April 17, 2015, to PGSC stockholders of record on April 14, 2015. On the distribution date, stockholders of PGSC received one share of Company common stock for every twenty shares of PGSC common stock held. Up to and including the distribution date, PGSC common stock traded on the “regular-way” market; that is, with an entitlement to shares of Company common stock distributed pursuant to the distribution. As a result of the distribution, the Company is now a publicly traded company independent from PGSC. On April 20, 2015, the Company’s shares of common stock commenced trading on the NYSE MKT LLC under the symbol “PZG”. An aggregate of 8,101,371 shares of Company common stock were distributed in the distribution. In connection with our separation from PGSC and PGSC’s merger with and into Coeur Mining, Inc. (“Coeur”), PGSC contributed approximately $8.25 million to us as an equity contribution, and we issued 417,420 shares of our common stock, par value $0.01 per share, to Coeur in exchange for a cash payment by Coeur in the amount of $1.47 million.

The following discussion summarizes our plan of operations for the foreseeable future.

Plan of Operation – Exploration:

Exploration activities in Nevada will focus on our Sleeper Gold Project. Our exploration budget following the completion of the spin-off will be approximately $1.4 million. The main budget activities will include consulting, geological modelling and metallurgical testing. We will also evaluate acquisitions opportunities in Nevada and have budgeted approximately $0.1 million for these activities.

Our work on the Sleeper Gold Project is consistent with PGSC’s strategy of expanding and upgrading known, large-scale precious metal occurrences in established mining camps, defining their economic potential and then partnering them with nearby producers.

Exploration activities at Sleeper Gold Project will consist of determining additional drill targets with an emphasis on areas covered with overburden. Drill programs will be designed with the aim identifying new zones of mineralization.

Targeting will be based on current knowledge, geological and geophysical data. The Company plans to evaluate, design and conduct a geophysical survey program on the Sleeper Gold Project mining claims. The geophysical survey may include but is not limited to magnetometry study or induced polarization programs. The Company believes that the resulting data derived from the geophysical program will produce valuable drilling targets. The Company has budgeted approximately $500,000 for these activities.

The Company also plans to review its database metallurgical testing results and material estimate models in the context of current precious metal prices in order to determine if a new NI-43101 compliant preliminary economic assessment (“PEA”) is merited. If the Company proceeds with commissioning a new PEA the estimated budget is approximately $300,000.

Comparison of Operating Results for the three and nine months ended March 31, 2015 and 2014

Results of Operations

We did not earn any revenue from operations for the three and nine months ended March 31, 2015 and 2014. Our on-going exploration program included bio-oxidation metallurgical testing and updating material estimate models for our Sleeper Gold Project. Other normal course of business activities included filing annual mining claim fees with the BLM, reclamation work at the Sleeper mine site and on-going geological reviews of its mining claims.

Expenses

Our operating expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 decreased by approximately 19% or by $113,180. Our exploration expenses decreased by 36% or by $145,665, as the Company did not perform any active exploration programs. Insurance expenses decreased by 68% or by $46,634 resulting from a change in amortization estimate. Our imputed interest charge on debt owing to PGSC increased by 9% or by $60,616.

Our operating expenses for the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014 decreased by approximately 4% or by $75,805. Our exploration expenses decreased by 23% or by $301,234 which was a result of the winding down and conclusion of an on-going metallurgical testing program that commenced in 2013. Insurance expenses decreased by 65% or by $143,598 resulting from a change in amortization estimate. Our imputed interest charge on debt owing to PGSC increased by 12% or by $226,720. We also dropped mining claims that no longer had any exploration potential and recorded an expense in the amount of $337,400.

Net Loss

Our net loss for the three months ended March 31, 2015 was $1,214,312 compared to a loss of $1,228,620 in the previous year. The decrease of 1% was primarily due to the net decrease in expenses as described above.

Our net loss for the nine months ended March 31, 2015 was $3,775,846 compared to a loss of $3,710,753 in the previous year. The increase of 3% was primarily due to the net increase in expenses as described above.

Liquidity and Capital Resources

At March 31, 2015, we had cash and cash equivalents of $874,134 compared to $452,436 at June 30, 2014. This increase of $421,698 was primarily due to the sale of marketable securities that resulted in net proceeds of $462,075. Cash required fund our exploration programs and corporate overhead was provided by PGSC in the amount of $1,251,028.

At March 31, 2015, we had net working capital of $1,110,620. This excludes the amounts owed to PGSC of $16,614,827. Subsequent to the period and in connection with the spin off the Company from PGSC, all inter-company debt owed to PGSC was settled and re-characterized as an equity contribution from  PGSC. Following the completion of the spin-off, we anticipate our 12 month cash expenditures to fund exploration programs and general corporate expenses to be approximately $3.4 million. These anticipated cash outlays will be funded by our cash on hand which is expected to be approximately $9.7 million.

A breakdown of our proposed expenditures following the completion of the spin-off for the next 12 months are as follows:

●	$300,000 on preparation of a new compliant NI-43-101 preliminary economic assessment for the Sleeper Gold Project;
●	$500,000 on a geophysical survey at the Sleeper Gold Project;
●	$400,000 on annual mining claim fees; and
●	$1,700,000 on general and administration expenses (expenses include management and employee salary and wages, legal, audit, and marketing).

Critical Accounting Policies

Management considers the following policies to be most critical in understanding the judgments that are involved in preparing the Company’s consolidated financial statements and the uncertainties that could impact the results of operations, financial condition and cash flows. Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. Management believes the Company’s critical accounting policies are those related to mineral property acquisition costs, exploration and development cost, stock based compensation, derivative accounting and foreign currency translation.

Estimate

The Company prepares its consolidated financial statements and notes in conformity to United States Generally Accepted Accounting Principles (“U.S. GAAP”) and requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable and long-lived assets. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Mineral property acquisition costs

The Company capitalizes the cost of acquiring mineral properties and will amortize these costs over the useful life of a property following the commencement of production or expense these costs if it is determined that the mineral property has no future economic value or the properties are sold or abandoned. Costs include cash consideration and the fair market value of shares issued on the acquisition of mineral properties. Properties acquired under option agreements, whereby payments are made at the sole discretion of the Company, are recorded in the accounts of the specific mineral property at the time the payments are made.

The amounts recorded as mineral properties reflect actual costs incurred to acquire the properties and do not indicate any present or future value of economically recoverable reserves.

Exploration expenses

We record exploration expenses as incurred. When we determine that precious metal resource deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration expenses related to such reserves incurred after such a determination will be capitalized. To date, we have not established any proven or probable reserves and will continue to expense exploration expenses as incurred.

Stock Based Compensation

The Company uses the Black-Scholes option valuation model to value stock options granted. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates which are subjective and may not be representative of actual results. Changes in assumptions can materially affect estimates of fair values. For purposes of the calculation, the following assumptions were used for the fiscal years ended June 30, 2014 and 2013:

	2014	2013
WA Risk free interest rate	0.12%	0.15%
WA Expected dividend yield	0%	0%
WA Expected stock price volatility	58%	64%
WA Expected life of options	2 years	2.9 years

Reclassification

Certain comparative figures have been reclassified to conform to the current year-end presentation.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

The Company holds cash balances in both U.S. and Canadian dollars. We transact most of our business in US dollars. We do not manage our foreign currency exchange rate risk through the use of financial or derivative instruments, forward contracts or hedging activities.

In general, the strengthening of the U.S. dollar will positively impact our expenses transacted in Canadian dollars. Conversely, any weakening of the U.S dollar will increase our expenses transacted in Canadian dollars. We do not believe that any weakening of the U.S. dollar as compared to the compared to the Canadian dollar will have an adverse material effect on our operations.

Interest Rate Risk

The Company’s investment policy for its cash and cash equivalents is focused on the preservation of capital and supporting the liquidity requirements of the Company. The Company’s interest earned on its cash balances is impacted on the fluctuations of U.S. interest rates. We do not use interest rate derivative instruments to manage exposure to interest rate changes. We do not believe that interest rate fluctuations will have any effect on our operations.

Item 4. Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and determined that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation considered the procedures designed to ensure that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 13d-15(d) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)	Inherent Limitations of Disclosure Controls and Internal Controls over Financial Reporting

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation or effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Since the announcement of the merger of Paramount Gold and Silver Corp. (“PGSC”) and Coeur Mining, Inc. (“Coeur”) on December 17, 2014, the Company, PGSC, members of PGSC’s board, Coeur, and Hollywood Merger Sub, Inc. (“Merger Sub”) have been named as defendants in six putative stockholder class action suits brought by purported stockholders of PGSC, challenging the proposed Merger (the “Complaints”). The Complaints were filed in the Court of Chancery in the State of Delaware (Fernando Gamboa v. Paramount Gold and Silver Corp., et al., No.: 10499; Jerry Panning v. Paramount Gold and Silver Corp., et al., No.: 10507; Jonah Weiss v. Christopher Crupi, et al., No.: 10517; Justin Beaston v. Paramount Gold and Silver Corporation, et al., No.: 10538; Rob Byers v. Christopher Crupi, et al., No.: 10551; James H. Alston v. Paramount Gold and Silver Corp., et al., No.: 10531.

The plaintiffs generally claim that the PGSC board members breached their fiduciary duties to PGSC stockholders by: (i) authorizing the merger with Coeur for what the plaintiffs asserts is inadequate consideration and pursuant to an allegedly inadequate process, and (ii) failing to disclose sufficient information in its Form S-4 filed with the Securities and Exchange Commission to allow the shareholders to make an informed vote. The plaintiffs also claim that the Company, PGSC, Coeur, and Merger Sub aided and abetted the other defendants’ alleged breach of duties. In the Complaints, the plaintiffs seek, among other things, to enjoin the merger, rescind the transaction or obtain rescissory damages if the merger is consummated, obtain other unspecified damages and recover attorneys’ fees and costs. The merger was consummated on April 17, 2015.

We, PGSC, members of PGSC board, Coeur, and Merger Sub deny any wrongdoing and are vigorously defending all of the actions.

Item 1A. Risk Factors.

We have no operating history as a separate public company, and our historical financial information is not necessarily indicative of our future prospects.

The historical information in this prospectus refers to our business as operated by and integrated with PGSC. Our historical financial information included in this prospectus is derived from the consolidated financial statements and accounting records of PGSC. Therefore, the historical information included in this prospectus does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate publicly traded company or those that we will achieve in the future, primarily as a result of the following factors:

●

Prior to the separation, our assets were operated by PGSC, rather than as a separate company. PGSC or one of its affiliates performed various corporate functions for us and/or our assets, including tax administration, cash management, accounting, information services, human resources, ethics and compliance programs, real estate management, investor and public relations, certain governance functions (including internal audit) and external reporting. Our historical financial results reflect allocations of corporate expenses from PGSC for these and similar functions. These allocations may be less than the comparable expenses we would have incurred had we operated as a separate publicly traded company.

●	After the completion of the separation, the cost of capital for our business may be higher than PGSC’s cost of capital prior to the separation.
●

Other significant changes may occur in our cost structure, management, financing and business operations as a result of our operations as a company separate from PGSC managed by our board of directors.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock.

We may not achieve some or all of the expected benefits of the separation.

We may not be able to achieve the full strategic and financial benefits expected to result from the separation, or such benefits may be delayed or not occur at all. These expected benefits include the following:

●	initial funding allows for the advancement of the Sleeper Gold Project, the main asset held by the Company;
●	the potential opportunity to acquire additional gold exploration assets in Nevada at a time when valuations are at historic lows;
●

a lower cost corporate structure focused on operating in the United States only that is expected to result from operating in what is generally considered to be one of the safest mining jurisdictions in the world;

●	the risks of political instability in the United States are extremely low; and
●	potential joint venture partners interested in Nevada mining assets might be easier to identify.

We may not achieve the anticipated benefits for a variety of reasons, including potential loss of synergies (if any) from operating as one company, potential for increased costs, potential disruptions to the businesses as a result of the separation, risks of being unable to achieve the benefits expected to be achieved by the separation, risk that the plan of separation might not be completed, and both the one-time and ongoing costs of the separation. If we fail to achieve some or all of the benefits expected to result from the separation, or if such benefits are delayed, our business, financial condition and results of operations could be adversely affected.

Risks Related to our Business Operations

It is possible investors may lose their entire investment in the Company.

Prospective investors should be aware that if we are not successful in our endeavors, your entire investment in the Company could become worthless. Even if we are successful in identifying mineral reserves that can be commercially developed, there can be no assurances that we will generate any revenues and therefore our losses will continue.

No revenue generated from operations.

We have not generated any revenues from operations. Our net loss for the fiscal year ended June 30, 2014 totaled $5,034,744. We have incurred losses in the past and we will likely continue to incur losses in the future. Even if our drilling programs identifies gold, silver or other mineral reserves, there can be no assurance that we will be able to commercially exploit these resources, generate any revenues or generate sufficient revenues to operate profitably.

We will require significant additional capital to continue our exploration activities, and, if warranted, to develop mining operations.

None of our projects currently have proven or probable reserves. Substantial expenditures will be required to determine if proven and probable mineral reserves exist at any of our properties, to develop metallurgical processes to extract metal, to develop the mining and processing facilities and infrastructure at any of our properties or mine sites and, in certain circumstances, to acquire additional property rights. We have spent and will be required to continue to expend significant amounts of capital for drilling, geological and geochemical analysis, assaying, and, when warranted, feasibility studies with regard to the results of our exploration. We may not benefit from these investments if we are unable to identify commercially exploitable mineralized material. If we decide to put one or more of our properties into production, we will require significant amounts of capital to develop and construct the mining and processing facilities and infrastructure required for mining operations. Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including the status of the national and worldwide economy and the price of gold, silver and other precious metals. We may not be successful in obtaining the required financing, or if we can obtain such financing, such financing may not be on terms that are favorable to us. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration or development and the possible, partial or total loss of our potential interest in certain properties. Any such delay could have a material adverse effect on our results of operations or financial condition.

We may acquire additional exploration stage properties, and we may face negative reactions if reserves are not located on acquired properties.

We may acquire additional exploration stage properties. There can be no assurance that we will be able to identify and complete the acquisition of such properties at reasonable prices or on favorable terms or that reserves will be identified on any properties that we acquire. We may also experience negative reactions from the financial markets if we are unable to successfully complete acquisitions of additional properties or if reserves are not located on acquired properties. These factors may adversely affect the trading price of our common stock or our financial condition or results of operations.

Our industry is highly competitive, attractive mineral lands are scarce, and we may not be able to obtain quality properties.

We compete with many companies in the mining industry, including large, established mining companies with substantial capabilities, personnel and financial resources. There is a limited supply of desirable mineral lands available for claim staking, lease or acquisition in the United States where we may conduct exploration activities. We may be at a competitive disadvantage in acquiring mineral properties because we compete with these individuals and companies, many of which have greater financial resources and larger technical staffs.

Title to mineral properties can be uncertain, and we are at risk of loss of ownership of one or more of our properties. Our ability to explore and operate our properties depends on the validity of our title to that property. Our mineral properties consist of leases of unpatented mining claims. Unpatented mining claims provide only possessory title and their validity is often subject to contest by third parties or the federal government, which makes the validity of unpatented mining claims uncertain and generally more risky. These uncertainties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, assessment work and possible conflicts with other claims not determinable from public record. Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. We have not obtained title opinions covering our entire property, with the attendant risk that title to some claims, particularly title to undeveloped property, may be defective. There may be valid challenges to the title to our property which, if successful, could impair development and/or operations.

There are no confirmed commercially mineable ore deposits on any properties from which we may derive any financial benefit.

Neither we nor PGSC, nor any independent geologist, has confirmed commercially mineable ore deposits on any of our properties. In order to carry out additional exploration programs of any potential ore body and to place it into commercial production, we will require substantial additional funding.

We have no mining operations and no history as a mining company.

We are an exploration stage mining company and have no ongoing mining operations of any kind. We have interests in mineral concessions and mining claims which may or may not lead to production.

We have no history of earnings or cash flow from mining operations. If we are able to proceed to production, commercial viability will be affected by factors that are beyond our control such as the particular attributes of the deposit, the fluctuation in metal prices, the cost of constructing and the operation of a mine, prices and refining facilities, the availability of economic sources for energy, government regulations including regulations relating to prices, royalties, restrictions on production, quotas on exploration of minerals, as well as the costs of protection of the environment.

If our exploration costs are higher than anticipated, then our profitability will be adversely affected.

We are currently proceeding with plans to explore our mineral properties on the basis of estimated exploration costs. If our exploration costs are greater than anticipated, then we will have fewer capital resources for other expenses. Factors that could cause exploration costs to increase include adverse weather conditions, difficult terrain, increased government regulation and shortages of qualified personnel.

Assuming no adverse developments outside of the ordinary course of business, our exploration budget following the completion of the spin-off will be approximately $1.4 million for the next twelve months. Exploration will be funded by our available cash reserves and future issuances of common stock, warrants or units. Our drilling program may vary significantly from what we have budgeted depending upon drilling results. Even if we identify mineral reserves which have the potential to be commercially developed, we will not generate revenues until such time as we undertake mining operations. Mining operations will involve a significant capital infusion. Mining costs are speculative and dependent on a number of factors including mining depth, terrain and necessary equipment. We do not believe that we will have sufficient funds to implement mining operations without a joint venture partner, of which there can be no assurance.

Our continuing reclamation obligations at the Sleeper Gold Project could require significant additional expenditures.

We are responsible for the reclamation obligations related to disturbances located on all of our properties, including the Sleeper Gold Project. We have posted a bond in the amount of the estimated reclamation obligation at the Sleeper Gold Project. Every three years, we are required to submit a mine closure plan to the Bureau of Land Management (“BLM”) for the Sleeper Gold Project. Based on a review by the BLM of our mine closure that PGSC submitted in June 2013, the BLM determined that our existing bond was sufficient. There is a risk that any cash bond, even if increased based on the analysis and work performed to update the reclamation obligations, could be inadequate to cover the actual costs of reclamation when carried out. The satisfaction of bonding requirements and continuing reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional bonding requirements, and further, that the regulatory authorities may increase reclamation and bonding requirements to such a degree that it would not be commercially reasonable to continue exploration activities, which may adversely affect our results of operations, financial performance and cash flows.

Mining operations are hazardous, raise environmental concerns and raise insurance risks.

The development and operation of a mine or mineral property involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. These risks include, among other things, ground fall, flooding, environmental hazards and the discharge of toxic chemicals, explosions and other accidents. Such occurrences may result in work stoppages, delays in production, increased production costs, damage to or destruction of mines and other producing facilities, injury or loss of life, damage to property, environmental damage and possible legal liability for such damages as well. Although the Company maintains liability coverage in an amount which it considers adequate for its operations, such occurrences, against which the Company may not be able, or may elect not to insure, may result in a material adverse change in the Company’s financial position. The nature of these risks is such that liabilities may exceed policy limits, in which event the Company would incur substantial uninsured losses.

There may be insufficient mineral reserves to develop any of our properties, and our estimates may be inaccurate.

There is no certainty that any expenditures made in the exploration of any properties will result in discoveries of commercially recoverable quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore and no assurance can be given that any particular level of recovery of precious metals from discovered mineralization will in fact be realized or that any identified mineral deposit will ever qualify as a commercially mineable ore body which can be legally and economically exploited. Estimates of reserves, mineral deposits and production costs can also be affected by such factors as environmental regulations and requirements, weather, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions. In addition, the grade of ore ultimately mined may differ from that indicated by drilling results. Short term factors relating to reserves, such as the need for orderly development of ore bodies or the processing of new or different grades, may also have an adverse effect on mining operations and on the results of operations. There can be no assurance that precious metals recovered in small scale laboratory tests will be duplicated in large scale tests under on-site production conditions. Material changes in estimated reserves, grades, stripping ratios or recovery rates may affect the economic viability of any project.

We have no proven reserves.

All of our properties are in the exploration stages only and are without known bodies of commercial ore. Development of these properties will follow only upon obtaining satisfactory exploration results. The long-term profitability of the Company’s operations will be in part directly related to the cost and success of its exploration and development programs. Mineral exploration and development are highly speculative businesses, involving a high degree of risk. Few properties which are explored are ultimately developed into producing mines. There is no assurance that our mineral exploration and development activities will result in any discoveries of commercial quantities of ore. There is also no assurance that, even if commercial quantities of ore are discovered, a mineral property will be brought into commercial production. Discovery of mineral deposits is dependent upon a number of factors, not the least of which is the technical skill of the exploration personnel involved. The commercial viability of a mineral deposit once discovered is also dependent upon a number of factors, many of which are beyond the Company’s control, such as the particular attributes of the deposit (such as size, grade and proximity to infrastructure), metal prices and government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals, and environmental protection.

In the course of exploration, development, and mining of mineral properties, certain unanticipated conditions may arise or unexpected or unusual events may occur, including rock bursts, cave-ins, fires, floods, or earthquakes. It is not always possible to fully insure against such risks and we may decide not to take out insurance against such risks as a result of high premiums or for other reasons.

Should such liabilities arise, they may reduce or eliminate any future profitability and may result in a decline in the value of the securities of the Company.

We face fluctuating gold and mineral prices.

The value of any mineral reserves we develop, and consequently the value of our common stock, depends significantly on the value of such minerals. The price of gold and silver as well as other precious and base metals have experienced volatile and significant price movements over short periods of time and are affected by numerous factors beyond our control, including international economic and political trends, expectations of inflation, interest rates, global or regional consumption patterns, speculative activities and increases in production due to improved mining and production methods. The supply of and demand for gold and silver, as well as other precious and base metals, are affected by various factors, including political events, economic conditions and production costs in major mineral producing regions.

Our estimates of mineralized material and other mineral resources are subject to uncertainty.

Estimates of mineralized material and other mineral resources are subject to considerable uncertainty. Such estimates are arrived at using standard acceptable geological techniques, and are based on the interpretations of geological data obtained from drill holes and other sampling techniques. Engineers use feasibility studies to derive estimates of cash operating costs based on anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore bodies, expected recovery rates of metal from ore, comparable facility and operating costs and other factors. Actual cash operating costs and economic returns on projects may differ significantly from the original estimates, primarily due to fluctuations in the current prices of metal commodities extracted from the deposits, changes in fuel costs, labor rates, changes in permit requirements, and unforeseen variations in the characteristics of the ore body. Due to the presence of these factors, there is no assurance that any geological reports will accurately reflect actual quantities of gold, silver or other metals that can be economically processed and mined by us.

If we are unable to obtain all of our required governmental permits, our operations could be negatively impacted.

Our future operations, including exploration and development activities, required permits from various governmental authorities. Such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to acquire all required licenses or permits or to maintain continued operations at our properties.

We are subject to numerous environmental and other regulatory requirements.

All phases of mining and exploration operations are subject to governmental regulation including environmental regulation. Environmental legislation is becoming stricter, with increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and heightened responsibility for companies and their officers, directors and employees. There can be no assurance that possible future changes in environmental regulation will not adversely affect our operations. As well, environmental hazards may exist on a property in which we hold an interest that was caused by previous or existing owners or operators of the properties and of which the Company is not aware at present.

Government approvals and permits are required to be maintained in connection with our mining and exploration activities. Although we believe we currently have all required permits for our operations as currently conducted, there is no assurance that delays will not occur in connection with obtaining all necessary renewals of such permits for the existing operations or additional permits for any possible future changes to the Company’s operations, including any proposed capital improvement programs. Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may be liable for civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Amendments to current laws, regulations and permitting requirements, or more stringent application of existing laws, may have a material adverse impact on the Company resulting in increased capital expenditures or production costs, reduced levels of production at producing properties or abandonment or delays in development of properties.

There is no assurance that there will not be title or boundary disputes.

Although we have investigated the right to explore and exploit our properties and obtained records from government offices with respect to all of the mineral claims comprising our properties, this should not be construed as a guarantee of title. Other parties may dispute the title to any of our properties or any property may be subject to prior unregistered agreements and transfers or land claims by aboriginal, native, or indigenous peoples. The title may be affected by undetected encumbrances or defects or governmental actions.

Local infrastructure may impact our exploration activities and results of operations.

Mining, processing, development and exploration activities depend, to one degree or another, on adequate infrastructure. Reliable roads, bridges, power and water supplies are important determinants that affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage or government or other interference in the maintenance or provision of such infrastructure could adversely affect our activities and profitability.

Because of the speculative nature of exploration for gold and silver properties, there is substantial risk that our business will fail.

The search for precious metals as a business is extremely risky. We cannot provide any assurances that the gold or silver mining interests that we acquired will contain commercially exploitable reserves of gold or silver. Exploration for minerals is a speculative venture necessarily involving substantial risk. Any expenditure that we make may not result in the discovery of commercially exploitable reserves of precious metals.

The precious metals markets are volatile markets. This will have a direct impact on our revenues (if any) and profits (if any) and will probably have an adverse effect on our ongoing operations.

The price of both gold and silver has fluctuated significantly over the past few years. Despite a recent significant decline in the price of gold, there continues to be interest in gold and silver mining and companies engaged in that business, including the exploration for both gold and silver. However, in the event that the price of these metals continues to fall, the interest in the gold and silver mining industry may decline and the value of our business could be adversely affected. Even if we are able to generate revenues, there can be no assurance that any of our operations will prove to be profitable. Finally, in recent decades, there have been periods of both overproduction and underproduction of both gold and silver resources. Such conditions have resulted in periods of excess supply of and reduced demand on a worldwide basis and on a domestic basis. These periods have been followed by periods of short supply of and increased demand for both gold and silver. The excess or short supply of gold has placed pressure on prices and has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand. We cannot predict what the market for gold or silver will be in the future.

Government regulation or changes in such regulation may adversely affect our business.

We have and will in the future engage experts to assist us with respect to our operations. We deal with various regulatory and governmental agencies and the rules and regulations of such agencies. No assurances can be given that we will be successful in our efforts or dealings with these agencies. Further, in order for us to operate and grow our business, we need to continually conform to the laws, rules and regulations of the jurisdictions in which we operate. It is possible that the legal and regulatory environment pertaining to the exploration and development of precious metals mining properties will change. Uncertainty and new regulations and rules could increase our cost of doing business or prevent us from conducting our business.

We are in competition with companies that are larger, more established and better capitalized than we are.

Many of our potential competitors have greater financial and technical resources, as well as longer operating histories and greater experience in mining.

Exploration for economic deposits of minerals is speculative.

The business of mineral exploration is very speculative, since there is generally no way to recover any of the funds expended on exploration unless the existence of mineable reserves can be established. We can exploit those reserves by either commencing mining operations, selling or leasing our interest in the property or entering into a joint venture with a larger resource company that can further develop the property to the production stage. Unless we can establish and exploit reserves before our funds are exhausted, we will have to discontinue operations, which could make our stock valueless.

The loss of key members of our senior management team could adversely affect the execution of our business strategy and our financial results.

We believe that the successful execution of our business strategy and our ability to move beyond the exploratory stages depends on the continued employment of key members of our senior management team. If any members of our senior management team become unable or unwilling to continue in their present positions, our financial results and our business could be materially adversely affected.

We operate in a regulated industry and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce our revenues.

Our organization is subject to extensive and complex foreign, federal and state laws and regulations. If we fail to comply with the laws and regulations that are directly applicable to our business, we could suffer civil and/or criminal penalties or be subject to injunctions or cease and desist orders. While we believe that we are currently compliant with applicable rules and regulations, if there are changes in the future, there can be no assurance that we will be able to comply in the future, or that future compliance will not significantly adversely impact our operations.

We rely on independent analysis to analyze our drilling results and planned exploration activities.

We rely on independent geologists to analyze our drilling results and to prepare resource reports on several of our mining concessions. While these geologists rely on standards established by the Canadian Institute of Mining, Metallurgy and Petroleum, Standards on Mineral Resources and Mineral Reserves and other standards established by various licensing bodies, there can be no assurance that their estimates or results will be accurate. Analyzing drilling results and estimating reserves or targeted drilling sites is not a certainty. Miscalculations and unanticipated drilling results may cause the geologists to alter their estimates. If this should happen, we would have devoted resources to areas where resources could have been better allocated.

We are an “emerging growth company”, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

As an “emerging growth company,” as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make our financial statements not comparable with those of another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period because of the potential differences in accounting standards used.

We cannot predict if investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

The JOBS Act allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Risks Related to Our Common Stock

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any dividends on our common stock. We intend to retain all of our earnings, if any, for the foreseeable future to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases. Our board of directors retains discretion to change this policy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2015, the Company did not issue any unregistered shares of common stock. As previously disclosed in the Company’s current report on Form 8-K filed April 17, 2015, in connection with the consummation of the merger of PGSC and Coeur, the Company issued 417,420 shares of its common stock, par value $0.01 per share, to Coeur in exchange for a cash payment by Coeur in the amount of $1.47 million.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

(a) The registrant must disclose under this item any information required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q, but not reported, whether or not otherwise required by this Form 10-Q. If disclosure of such information is made under this item, it need not be repeated in a report on Form 8-K which would otherwise be required to be filed with respect to such information or in a subsequent report on Form 10-Q; and

(b) Furnish the information required by Item 407(c)(3) of Regulation S-K (§229.407 of this chapter).

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
3.1*	Form of Amended and Restated Certificate of Incorporation
3.2*	Form of Amended and Restated Bylaws
10.1*	Form of 2015 Stock Incentive and Equity Compensation Plan of Paramount Gold Nevada Corp.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 22, 2015	By:	/s/ Glen Van Treek
Glen Van Treek
President

Date: May 22, 2015	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer

Exibit_indexExhibit Index

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.