Form 10-K
period 2015-06-30
Paramount Gold Nevada Corp.
filed 2015-09-17
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-36908

PARAMOUNT GOLD NEVADA CORP.

(Exact name of Registrant as specified in its Charter)

Nevada	98-0138393
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

665 Anderson Street Winnemucca, NV	89445
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (775) 625-3600

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.01 Per Share; Common stock traded on the NYSE MKT stock market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of December 31, 2014, the last business day of the registrant’s most recently completed second quarter, there was no public market for the registrant’s common equity.

The number of shares of Registrant’s Common Stock outstanding as of September 11, 2015 was 8,518,791.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders (the “2015 Proxy Statement”) are incorporated by reference into Part III of this Report where indicated.  The 2015 Proxy Statement will be filed with the U.S. Securities Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

Cautionary Note Regarding Forward-Looking Statements

This Form 10-K contains “forward-looking statements” within the meaning of applicable securities laws relating to Paramount Gold Nevada Corp. (“Paramount”, “we”, “us”, “our”, or the “Company”) which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, and financial condition. These statements by their nature involve substantial risks and uncertainties, credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue growth. Statements in this annual report regarding planned drilling activities and any other statements about Paramount’s future expectations, beliefs, goals, plans or prospects constitute forward-looking statements. You should also see our risk factors beginning on page 6. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. Other matters such as our growth strategy and competition are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for us to predict all of such factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

GLOSSARY OF MINING TERMS

In this report, the following terms have the following meanings:

alteration – any change in the mineral composition of a rock brought about by physical or chemical means.

assay – a measure of the valuable mineral content.

development stage – a “development stage” project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

diamond drilling – rotary drilling using diamond-set or diamond-impregnated bits, to produce a solid continuous core of rock sample.

dip – the angle that a structural surface, a bedding or fault plane, makes with the horizontal, measured perpendicular to the strike of the structure.

disseminated – where minerals occur as scattered particles in the rock.

exploration stage – an “exploration stage” prospect is one which is not in either the development or production stage.

fault – a surface or zone of rock fracture along which there has been displacement.

feasibility study – a comprehensive study of a mineral deposit in which all geological, engineering, legal, operating, economic, social, environmental and other relevant factors are considered in sufficient detail that it could reasonably serve as the basis for a final decision by a financial institution to finance the development of the deposit for mineral production.

formation – a distinct layer of sedimentary rock of similar composition.

geochemistry – the study of the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere.

geophysical surveys – a survey method used primarily in the mining industry as an exploration tool, applying the methods of physics and engineering to the earth’s surface.

geophysics – the study of the mechanical, electrical and magnetic properties of the earth’s crust.

geotechnology – the study of ground stability.

grade – quantity of metal per unit weight of host rock.

heap leach – a mineral processing method involving the crushing and stacking of an ore on an impermeable liner upon which solutions are sprayed to dissolve metals, e.g., gold, copper etc.; the solutions containing the metals are then collected and treated to recover the metals.

host rock – the rock in which a mineral or an ore body may be contained.

in-situ – in its natural position.

lithology – the character of a rock described in terms of its structure, color, mineral composition, grain size and arrangement of its component parts, all those visible features that in the aggregate impart individuality to the rock.

mapped or geological mapping – the recording of geologic information including rock units and the occurrence of structural features, attitude of bedrock, and mineral deposits on maps.

mineral – a naturally occurring inorganic crystalline material having a definite chemical composition.

mineralization – a natural accumulation or concentration in rocks or soil of one or more potentially economic minerals; also the process by which minerals are introduced or concentrated in a rock.

mineralized material – refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

open pit or open cut – surface mining in which the ore is extracted from a pit or quarry, the geometry of the pit may vary with the characteristics of the ore body.

ore – mineral bearing rock that can be mined and treated profitably under current or immediately foreseeable economic conditions.

ore body – a mostly solid and fairly continuous mass of mineralization estimated to be economically mineable.

ore grade – the average weight of the valuable metal or mineral contained in a specific weight of ore, e.g., grams per metric ton of ore.

outcrop – that part of a geologic formation or structure that appears at the surface of the earth.

oxide – gold-bearing ore that results from the oxidation of near surface sulfide ore.

Preliminary economic assessment – a study that includes an economic analysis of the potential viability of mineral resources taken at an early stage of the project prior to the completion of a preliminary feasibility study.

probable reserve – refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

production stage – a “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

proven reserve – refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

QA/QC – Quality Assurance/Quality Control is the process of controlling and assuring data quality for assays and other exploration and mining data.

quartz – a mineral composed of silicon dioxide, SiO2 (silica)

RC (reverse circulation) drilling – a drilling method using a tri-cone bit or hammer bit, during which rock cuttings are pushed from the bottom of the drill hole to the surface through an inner tube, by liquid and/or air pressure moving through an outer tube.

reserve – refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. (“Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tons and grade to include diluting materials and allowances for losses that might occur when the material is mined.

rock – indurated naturally occurring mineral matter of various compositions.

sampling and analytical variance/precision – an estimate of the total error induced by sampling, sample preparation and analysis.

sediment – particles transported by water, wind, gravity or ice.

sedimentary rock – rock formed at the earth’s surface from solid particles, whether mineral or organic, which have been moved from their position of origin and re-deposited.

strike – the direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal.

strip – to remove barren rock or overburden in order to expose ore.

sulfide – a mineral including sulfur (S) and iron (Fe) as well as other elements; metallic sulfur-bearing mineral often associated with gold mineralization.

PART I

Item 1. Business.

Paramount Gold Nevada Corp. is a Nevada corporation formed on June 15, 1992 under the name X-Cal (USA), Inc.   Paramount Gold Nevada Corp. common stock trades on the NYSE MKT LLC under the symbol “PZG.”  Unless the context otherwise requires, reference to “we,” “us,” “our,” “Paramount,” the “Company” and other similar references refer to Paramount Gold Nevada Corp.

INITIAL PUBLIC OFFERING AND ORGANIZATIONAL TRANSACTIONS

On April 17, 2015, we entered into the previously disclosed separation and distribution agreement (the “Separation Agreement”) with Paramount Gold and Silver Corp. (“PGSC”), to effect the separation (the “separation”) of the Company from PGSC, and to provide for the allocation between the Company and PGSC of the Company’s and PGSC’s assets, liabilities and obligations attributable to periods prior to, at and after the separation.

We filed a registration statement on Form S-1 in connection with the distribution (the “distribution”) by PGSC to its stockholders of all the outstanding shares of common stock of the Company, par value $0.01 per share. The registration statement was declared effective by the Securities and Exchange Commission (“SEC”) on April 9, 2015. On April 6, 2015, the Company filed a Form 8-A with the SEC to register its shares of common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended. The distribution, which effected a spin-off of the Company from PGSC, was made on April 17, 2015, to PGSC stockholders of record on April 14, 2015. On the distribution date, stockholders of PGSC received one share of Company common stock for every 20 shares of PGSC common stock held. Up to and including the distribution date, PGSC common stock traded on the “regular-way” market; that is, with an entitlement to shares of Company common stock distributed pursuant to the distribution. As a result of the distribution, the Company is now a publicly traded company independent from PGSC. On April 20, 2015, the Company’s shares of common stock commenced trading on the NYSE MKT LLC under the symbol “PZG”. An aggregate of 8,101,371 shares of Company common stock were distributed in the distribution. In connection with our separation from PGSC and PGSC’s merger with and into Coeur Mining, Inc. (“Coeur”), PGSC contributed approximately $8.45 million to us as an equity contribution, and we issued 417,420 shares of our common stock, par value $0.01 per share, to Coeur in exchange for a cash payment by Coeur in the amount of $1.47 million.

OVERVIEW OF PARAMOUNT GOLD NEVADA CORP.

We are an emerging growth company engaged in the business of precious metals exploration primarily in Nevada, USA. Our business strategy is to acquire and develop known precious metals deposits in mineralized geological environments in North America. This strategy helps reduce discovery risks as exploration programs can be designed using existing geological drilling data and significantly increases the efficiency and effectiveness of exploration programs. By developing known deposits, we spend less time trying to discover new areas of mineralization. Our projects are located near successful operating mines. This greatly reduces the related costs for infrastructure requirements at the exploration stage and eventually for mine construction and operation.

The Company’s principal Nevada interest, the Sleeper Gold Project, is located in Humboldt County, Nevada, and was a producing mine until 1996.

INTER-CORPORATE RELATIONSHIPS

We currently have two active wholly owned direct subsidiaries, New Sleeper Gold LLC and Sleeper Mining Company, LLC, which operate our mining interests in Nevada.

COMPETITION

The mineral exploration industry is highly competitive. We compete with junior and senior mineral exploration companies, independent producers and institutional and individual investors who are actively seeking to acquire mineral exploration properties throughout Nevada together with the equipment, labor and materials required to explore on those properties. Competition for the acquisition of mineral exploration interests is intense with many mineral exploration leases or concessions available through a competitive bidding process in which we may lack the technological information or expertise available to other bidders. Accordingly, these competitors may be able to spend greater amounts on acquiring mineral exploration interests of merit or on exploring or developing their mineral exploration properties. This advantage could enable our competitors to acquire mineral exploration properties of greater quality and interest to prospective investors who may choose to finance their exploration and development projects instead of the Company’s. Such competition could adversely impact our ability to attain the financing necessary for us to acquire further mineral exploration interests.

We do not compete with anyone with respect to our existing mineral claims because there is no competition for the exploration and we believe we have or can acquire on reasonable terms the equipment, labor and materials necessary to explore our current properties. Because there is presently no known mineral reserve at this time on our existing properties, we cannot determine the impact of any capital expenditures on our earnings or competitive position in the event a potentially commercially mineable ore deposit is discovered.

UNITED STATES REGULATIONS

Mining Claims: Exploration activities on our properties in Nevada are conducted upon federally-owned land. Most federally-owned land is administered by the Bureau of Land Management (“BLM”). On existing claims, we are required to pay annual claim maintenance fees of $155 per claim on or before September 1st at the State Office of the BLM. In addition, in Nevada, we are required to pay the county recorder of the county in which the claim is situated an annual fee of $10.50 per claim. On certain claims, we are required to pay a fee for each 20 acres of an association placer. For any new claims we acquire by staking, we must file a certificate of location with the State Office of the BLM within 90 days of making the claim along with a fee equal to the amount of the annual claim maintenance fee.

Annual Payments made to federal and other state agencies to maintain claims

Property	Number of Claims	Federal payments to Bureau of Land Management	Payment to Local County	Total Annual Payment to Maintain Claims
Sleeper Gold Project	2322	$370,450	$24,397	$394,847
Mill Creek	36	$5,580	$382	$5,960
Spring Valley	38	$5,890	$406	$6,296
Total Annual Payment to Maintain Mining Claims				$407,103

Mining Exploration: BLM regulations require, and we have obtained, permits for surface disturbances to conduct our exploration activities. There are also numerous permits in place that are maintained from the previous mine operations. We maintain these permits for ease in updating should a decision be made to reinitiate production at the Sleeper Gold mine. Maintenance of these permits includes monthly, quarterly and annual monitoring and reporting to various government agencies and departments.

Environmental and Reclamation: Our Sleeper Gold Project is currently operated as an advanced exploration project and is subject to various permit requirements. We are required to submit a plan of operation, obtain permitting and post bonds that guarantee that reclamation is performed on lands associated with exploration.

We are also responsible for managing the reclamation requirements from the previous mine operations and have a bond posted with the BLM to guarantee that reclamation is performed on the associated mine facilities and activities.

We expect that our annual obligations to satisfy reclamation requirements to be approximately $100,000 per year for the next five years. Annual outlays are reimbursed by the existing reclamation bond and reimbursements are expected to approximate the actual outlays. In June 2013, the Company’s mine closure plan and existing plan was determined to be sufficient by the BLM.

EMPLOYEES

As of June 30, 2015 we employed six total employees, all of whom are full-time, and one consultant.

FACILITIES

Our principal office is located at 665 Anderson Street, 89445, Winnemucca, Nevada.

Item 1A. Risk Factors.

Described below are certain risks that we believe apply to our business and the industry in which we operate.  You should carefully consider each of the following risk factors in conjunction with other provided in this Annual Report on Form 10-K and in our other public disclosure.  The risks described below highlight potential events, trends or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity or access to sources of financing, and consequently, the market value of our common stock.  These risks could cause our future results to differ materially from historical results.  The risks described below are those that we have identified as material and is not an exhaustive list of all the risks we face.  There may be others that we have not identified or that we have deemed to be immaterial.  All forward-looking statements made by us or on our behalf are qualified by the risks described below.

We have no operating history as a separate public company, and our historical financial information is not necessarily indicative of our future prospects.

The historical information in this report refers to our business as operated by and integrated with PGSC prior to April 20, 2015. Our historical financial information included in this report is derived from the consolidated financial statements and accounting records of PGSC. Therefore, the historical information included in this report does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate publicly traded company during that period or those that we will achieve in the future, primarily as a result of the following factors:

•

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

•	After the completion of the separation, the cost of capital for our business may be higher than PGSC’s cost of capital prior to the separation.
•

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

We may not be able to achieve the full strategic and financial benefits expected to result from the separation, or such benefits may be delayed or not occur at all. These expected benefits include the following:

•	initial funding allows for the advancement of the Sleeper Gold Project, the main asset held by the Company;
•	the potential opportunity to acquire additional gold exploration assets in Nevada at a time when valuations are at historic lows;
•

a lower cost corporate structure focused on operating in the United States only that is expected to result from operating in what is generally considered to be one of the safest mining jurisdictions in the world;

•	the risks of political instability in the United States are extremely low; and
•	potential joint venture partners interested in Nevada mining assets might be easier to identify.

We may not achieve the anticipated benefits for a variety of reasons, including potential loss of synergies (if any) from operating as one company, potential for increased costs, potential disruptions to the businesses as a result of the separation, risks of being unable to achieve the benefits expected to be achieved by the separation, and both the one-time and ongoing costs of the separation. If we fail to achieve some or all of the benefits expected to result from the separation, or if such benefits are delayed, our business, financial condition and results of operations could be adversely affected.

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

No revenue generated from operations.

We have not generated any revenues from operations. Our net loss for the fiscal year ended June 30, 2015 totaled $5,231,207. We have incurred losses in the past and we will likely continue to incur losses in the future. Even if our drilling programs identify gold, silver or other mineral reserves, there can be no assurance that we will be able to commercially exploit these resources, generate any revenues or generate sufficient revenues to operate profitably.

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

Assuming no adverse developments outside of the ordinary course of business, our exploration budget following the completion of the spin-off will be approximately $1 million for the next twelve months. Exploration will be funded by our available cash reserves and future issuances of common stock, warrants or units. Our drilling program may vary significantly from what we have budgeted depending upon drilling results. Even if we identify mineral reserves which have the potential to be commercially developed, we will not generate revenues until such time as we undertake mining operations. Mining operations will involve a significant capital infusion. Mining costs are speculative and dependent on a number of factors including mining depth, terrain and necessary equipment. We do not believe that we will have sufficient funds to implement mining operations without a joint venture partner, of which there can be no assurance.

Our continuing reclamation obligations at the Sleeper Gold Project could require significant additional expenditures.

We are responsible for the reclamation obligations related to disturbances located on all of our properties, including the Sleeper Gold Project. We have posted a bond in the amount of the estimated reclamation obligation at the Sleeper Gold Project. Every three years, we are required to submit a mine closure plan to the BLM for the Sleeper Gold Project. Based on a review by the BLM of our mine closure that PGSC submitted in June 2013, the BLM determined that our existing bond was sufficient. There is a risk that any cash bond, even if increased based on the analysis and work performed to update the reclamation obligations, could be inadequate to cover the actual costs of reclamation when carried out. The satisfaction of bonding requirements and continuing reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional bonding requirements, and further, that the regulatory authorities may increase reclamation and bonding requirements to such a degree that it would not be commercially reasonable to continue exploration activities, which may adversely affect our results of operations, financial performance and cash flows.

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

The precious metals markets are volatile markets. This will have a direct impact on our revenues (if any) and profits (if any) and could have an adverse effect on our ongoing operations.

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

Risks Related to Our Common Stock

Our stock price may be volatile.

The market price of our common stock has been volatile. We believe investors should expect continued volatility in our stock price. Such volatility may make it difficult or impossible for you to obtain a favorable selling price for our shares.

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

The exercise of our outstanding options may depress our stock price.

The exercise of outstanding options, and the subsequent sale of the underlying common stock in the public market, or the perception that future sales of these shares could occur, could have the effect of lowering the market price of our common stock below current levels and make it more difficult for us and our stockholders to sell our equity securities in the future.

Sales or the availability for sale of shares of common stock by stockholders could cause the market price of our common stock to decline and could impair our ability to raise capital through an offering of additional equity securities.

Item 1B. Unresolved Staff Comments.

Not applicable as a smaller reporting company.

Item 2. Properties.

SLEEPER GOLD PROJECT

Overview and Location

Sleeper is a material exploration property of the Company. The Company has the rights to explore, develop and mine the property through our 100% ownership of unpatented lode mining claims. Sleeper is located 26 miles northwest of Winnemucca, Nevada. Automobile and truck access to the property is by Interstate Highway 80 to Winnemucca, north on Highway 95 for 32 miles, west on Highway 140 for 14 miles, and then south for 6 miles on the maintained gravel Sod House Road to the project site. An office building, heavy equipment enclosure and warehousing facility are present on the Sleeper Gold Property. Necessary supplies, equipment and services to carry out full sequence exploration and mining development projects are available in Winnemucca, Reno, and Elko, Nevada.

Mining Claims

The Sleeper Gold mine and its 1,044 unpatented lode mining claims were acquired by PGSC through its acquisition of X-Cal Resources Ltd. in August 2010. Additional mining claims have been staked or acquired which now comprise the Sleeper Gold Project.

The 100% owned mining claims are summarized in the following table:

The Sleeper Gold Project Properties	Claims	Approx sq. miles
Sleeper Gold Mine	1,044	34
Dunes	394	13
Mimi	884	29
Total	2,322	76

The following map illustrates the general location of the Sleeper Gold Project and the associated mining claims:

History of Previous Operations

The Sleeper Gold Project includes a historic open pit mine (the “Sleeper Gold mine”) operated by AMAX Gold Inc. (“Amax”) from 1986 until 1996, which produced 1.66 million ounces of gold and 2.3 million ounces of silver. All processing facilities and equipment related to the mining operations conducted by Amax have been removed from the site.

Power and Water

As a result of Amax’s mine operation from 1986 to 1996, electrical power is provided to the property by power lines. Water is available by two deep wells located on the property.

Paramount’s Exploration History at Sleeper Gold Project

PGSC conducted its first exploration program at the Sleeper Gold mine in October 2010. It consisted of 19 drill holes totaling 18,065 feet and focused on verifying data on existing models and confirming continuity and strike extension of known mineralized zones. From July 1, 2011 through June 30, 2012, PGSC completed 79 drill holes totaling 21,013 feet and followed that up in the period from July 1, 2012, through June 30, 2013, with 38 drill holes totaling 55,104 feet.

In August 2011, PGSC announced the acquisition of 606 unpatented lode mining claims (the “Dunes Project”) located eleven miles south of the Sleeper Gold mine from ICN Resources Ltd. (“ICN”). In consideration, PGSC issued 400,000 shares of its common stock to ICN.

In September 2011, PGSC announced the results of a new material estimate on the Sleeper Gold mine prepared by SRK Consulting (“SRK”). Such estimate was conducted in accordance with the Canadian standards set forth in National Instrument 43-101. Based on the results of the report, the Company commissioned Scott E. Wilson Consulting Inc. (“SEWC”) to prepare a Preliminary Economic Assessment (“PEA”) for the project. The PEA is designed to evaluate both the technical and financial aspects of various production scenarios using the material estimate developed by SRK.

Also, in July 2012, PGSC announced the staking of 920 new lode mining claims (the “Mimi Project”) adjacent to the west and immediately south, of the Sleeper Gold mine. The Mimi Project totals 18,400 acres.

In July 2012, PGSC announced the results of the PEA completed by SEWC on the Sleeper Gold mine property. SEWC concluded that the most attractive development scenario consists of a large-scale open pit mining operation with a heap leach processing plant handling both oxide and sulfide material, producing a gold-silver dore. The PEA assumes an 81,000 ton per day operation resulting in a projected 17-year operation with an average annual production of 172,000 ounces of gold and 263,000 ounces of silver. Paramount received the completed PEA report in September 2012.

In 2013, PGSC announced several results of a drilling campaign which was focused in and around the existing resource and pit areas. Assay results extended the mineralization east and south of the existing resource, opened up new depth potential below the existing sleeper pit and intercepted exceptional results in several zones. Additionally, PGSC undertook an extensive database review and as a result, a total of 473 core and RC holes have been re-logged and new cross-sections were generated. Paramount completed a re-interpreted lithological and structural model which will allow us to plan a new drill program and to update our mineralized material estimate model.

In August 2014, PGSC dropped a total of 212 mining claims from its Sleeper Gold Project. These claims no longer had any geological value to the Company.

In May 2015, Paramount announced the results of its updated mineralized material estimate for its Sleeper Gold Project.  The estimate incorporated all new drilling since the last mineralized material estimate that was completed in September 2011.  Both estimations were completed by SRK Consulting.

There is no certainty that the scenarios or estimated economics in the PEA will be realized.

Geology and Mineralization

The Sleeper Gold Project is situated within the western, apparently older, part of the Northern Nevada Rift geologic province of Miocene age, along the western flank of the Slumbering Hills within Desert Valley. The geological structures that underlie Desert Valley appear to have been down-dropped 3,000 to 3,300 ft. along the north-to northeast-trending normal faults along the western edge of the Slumbering Hills.

Four main types of gold mineralization are found within the Sleeper Gold Project deposit and may represent a continuum as the system evolved from a high level, high sulfidation system dominated by intrusion related fluids and volatiles to a low sulfidation meteoric water dominant system. In this setting the paragenetic relationships of the differing mineralization styles are as follows:

•	Early – quartz-pyrite-marcasite stockwork;
•	Intermediate – medium-grade, silica-pyrite-marcasite cemented breccias localized on zones of structural weakness;

•	Late – high-grade, banded, quartz-adularia-electrum-(sericite) veins; and
•	Post – alluvial gold-silver deposits in Pliocene gravels.

Mill Creek Property

The Mill Creek property is not a material property to the Company. It comprises a contiguous block of 36 unpatented lode mining claims. The claims total approximately 720 acres and are located in the NW part of the Shoshone Range, 33 km south of Battle Mountain. Access from Battle Mountain is south by paved Highway 305 for 33 km., then eastward on the graded dirt Mill Creek Road for 6 miles, and then northeast for 2 miles on a secondary dirt road to the property.

The Mill Creek property is in hilly, grass, sagebrush, juniper and pinyon-covered mountain brush high desert terrain, on the lower western slopes of the Shoshone Range. The climate is favorable for year-round mining, with all supplies and services needed for an exploration program available in the Battle Mountain - Elko area.

Also, the Mill Creek property is an early-stage gold exploration project. The main exploration target on the Mill Creek Property will be the Carlin-Style gold-silver ores found in altered, metamorphosed, and locally skarnified Lower Plate carbonate and limy to dolomitic clastic sedimentary rocks of the Devonian Wenban Limestone, Silurian Roberts Mountain Formation, and the Ordovician Hanson Creek Formations. A secondary target host rock type is mafic volcanic rock of the Upper Plate rock sequence, similar to Newmont’s Twin Creeks Mine. The economic Battle Mountain - Cortez - Eureka Trend gold deposits were deposited as mineralized hydrothermal sedimentary-host replacement horizons and breccia zones along major fault structural zones where alteration and anomalous gold-silver-arsenic-antimony-thallium mineralization are present. Marbles in metamorphic aureoles and iron-rich skarns appear to be favored sites for gold mineralization in these deposits, perhaps due to the rheological character, permeability after fracturing, and chemical reactivity of those rocks to alteration by hydrothermal fluids.

This property is without a known mineral reserve, and there is no current exploratory work being performed.

Spring Valley Property

The Spring Valley property is not a material property to the Company. It consists of 38 lode mineral claims in the Spring Valley Area, Pershing County, Nevada. The project is located approximately 2.5 km northwest of the Rochester mine in the Humboldt Range, 30 km. northeast of Lovelock, Nevada. The property covers rocks folded into a broad anticline broken into large blocks by major north-trending faults. Midway Gold Corporation’s Spring Valley project operated by Barrick Gold Corporation is approximately 2 km to the northeast.

This property is without a known mineral reserve, and there is no current exploratory work being performed.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our common stock began trading on the NYSE MKT LLC under the symbol “PZG” on April 20, 2015.  Prior to that time, there was no public market for our stock.  The following table sets forth for the indicated periods the high and low intra-day sales prices per share for our common stock on the NYSE MKT LLC.

	Year Ended June 30, 2015
	High	Low
Fourth Quarter (from April 20, 2015)	$1.85	$1.48

HOLDERS

As of September 11 2015, there were 18,000 shareholders of record and 140 beneficial holders of our common stock.

DIVIDENDS

We currently do not anticipate paying cash dividends for the foreseeable future.

RECENT SALE OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

During the year ended June 30, 2015, the Company did not issue any unregistered shares of common stock. As previously disclosed in the Company’s current report on Form 8-K filed April 17, 2015, in connection with the consummation of the merger of PGSC and Coeur, the Company issued 417,420 shares of its common stock, par value $0.01 per share, to Coeur in exchange for a cash payment by Coeur in the amount of $1.47 million.

EQUITY COMPENSATION PLAN

Set out below is information as of June 30, 2015 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance under our Equity Incentive Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price per share of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	995,000	$1.53	282,818
Equity compensation plans not approved by security holders	—	$—	—
TOTAL	995,000		282,818

Item 6. Selected Financial Data.

Not applicable as a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are an emerging growth company engaged in the business of exploring mining claims in Nevada, USA. We have no proven reserves at our Sleeper Gold Project in Nevada. The following discussion updates our plan of operations for the foreseeable future. It also analyzes our financial condition and summarizes the results of our operations for the years ended June 30, 2015 and 2014 and compares each year’s results to the results of the prior year.

Plan of Operation – Exploration:

Our work on the Sleeper Gold Project is consistent with Paramount’s strategy of expanding and upgrading known, large-scale precious metal occurrences in established mining camps, defining their economic potential and then partnering them with nearby producers.

Exploration activities in Nevada are focused on our Sleeper Gold Project. Our exploration budget will be approximately $1.0 million. The main budget activities will include consulting, completing a new NI-43101 compliant preliminary economic assessment (“PEA”) and completing a geophysical survey program on the Sleeper Gold project mining claims. We will also evaluate acquisitions opportunities and have budgeted approximately $0.1 million for these activities.

The geophysical survey may include but not limited to magnetometry study or Induced Polarization programs. The Company believes that the resulting data derived from the geophysical program will produce valuable drilling targets.   Drill programs will be designed with the aim identifying new zones of mineralization with an emphasis on areas covered with overburden.

Comparison of Operating Results for the year ended June 30, 2015 as compared to June 30, 2014

Results of Operations

We did not earn any revenue from operations for the years ended June 30, 2015 and 2014. Our on-going exploration program included bio-oxidation metallurgical testing and updating material estimate models for our Sleeper Gold Project. Other normal course of business activities included filing annual mining claim fees with the BLM, reclamation work at the Sleeper mine site and on-going geological reviews of its mining claims.

Expenses

Our operating expenses for the year ended June 30, 2015 compared to the year ended June 30, 2014 increased by approximately 18% or by $487,910. Our exploration expenses decreased by 41% or by $622,048, as the Company did not perform any significant exploration programs and concluded a metallurgical testing program that commenced in 2013. Insurance expenses decreased by 62% or by $171,031 resulting from a change in amortization estimate. Reductions in exploration and insurance expenses were offset by increases in professional fees of $475,186, increases in salaries and benefits of $202,465 and increases in general and administration of $161,416.  Increases in these categories were driven by the spin-off transaction from PGSC and the Company operating as a stand-alone company.  We also dropped mining claims that no longer had any exploration potential and recorded an expense in the amount of $337,400.

Net Loss

Our net loss for the year ended June 30, 2015 was $5,231,207 compared to a net loss of $5,034,744 in the previous year. The increase of approximately four percent (4%) was primarily due to the increases in expenses of $487,910 as described above which were offset by the reduction of imputed interest charged on debt owed to PGSC of $199,941.  We will continue to incur losses for the foreseeable future as we continue with our planned exploration programs.

Liquidity and Capital Resources

At June 30, 2015, we had cash and cash equivalents of $9,282,534 compared to $452,436 as at June 30, 2014. This increase of $8,830,098 was a result of the spin-off from PGSC in where the Company received and equity contribution of $8,445,860 from PGSC and issued 417,420 shares to Coeur Mining in exchange for a cash payment of $1,470,000

At June 30, 2015, we had net working capital of $9,348,781. Prior to the spin-off from PGSC any debt we owed PGSC was converted to equity. We anticipate our twelve month cash expenditures for our fiscal year ending June 30, 2016 to fund exploration programs and general corporate expenses to be approximately $2.8 million. These anticipated cash outlays will be funded by our cash on hand.

A breakdown of our proposed expenditures for the fiscal year ending June 30, 2016 are as follows:

•	$110,000 on preparation of a new compliant NI-43-101 preliminary economic assessment for the Sleeper Gold Project;
•	230,000 on general exploration, exploration management and reclamation activities
•	$225,000 on a geophysical survey at the Sleeper Gold Project;
•	$435,000 on annual mining claim fees; and
•	$1,800,000 on general and administration expenses (expenses include management and employee salary and wages, legal, audit, and marketing).

Contractual Obligations

The following table summarizes our obligations and commitments as of June 30, 2015 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5years
Accounts Payable & Accrued Liabilities	$233,200	$233,200	—	—	—
Asset Retirement Obligations	1,294,497	106,120	274,959	116,017	797,401
Total	$1,489,697	$301,320	$274,959	$116,017	$797,401

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

Stock Based Compensation

For stock option grants with market conditions that affect vesting, the Company uses a lattice approach incorporating a Monte Carlo simulation to value stock option granted.

For stock option grants that have no market conditions that affect vesting, the Company uses the Black-Scholes option valuation model to value stock options granted. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates which are subjective and may not be representative of actual results. Changes in assumptions can materially affect estimates of fair values. For purposes of the calculation, the following assumptions were used for the fiscal years ended June 30, 2015 and 2014:

	2015	2014
WA Risk free interest rate	0.98%	0.12%
WA Expected dividend yield	0%	0%
WA Expected stock price volatility	108%	58%
WA Expected life of options	3.75	2 years

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

The Company holds cash balances in both U.S. and Canadian dollars. We transact most of our business in U.S. dollars. We do not manage our foreign currency exchange rate risk through the use of financial or derivative instruments, forward contracts or hedging activities.

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

Item 8. Financial Statements and Supplementary Data.

Our financial statements, accompanying notes and Report of Independent Registered Public Accounting Firm are included in this Annual Report on Form 10-K beginning on page F-1, which are incorporated in this Item 8 by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by the SEC for newly public companies.

In addition, because we are an "emerging growth company" under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the year ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in the Company’s 2015 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2015 (the “2015 Proxy Statement”) and is hereby incorporated by reference thereto.

Item 11. Executive Compensation.

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2015 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2015 and is hereby incorporated by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2015 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2015 and is hereby incorporated by reference thereto.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2015 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2015 and is hereby incorporated by reference thereto.

Item 14. Principal Accounting Fees and Services.

The information required by Item 9(e) of Schedule 14A will be filed in the company’s 2015 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended June 30, 2015 and is hereby incorporated by reference thereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following report and financial statements are filed together with this Annual Report:
(1)	Audited Consolidated Financial Statements of Paramount Gold Nevada Corp.

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2015 and 2014

Consolidated Statements of Operations for the years ended June 30, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended June 30, 2015, 2014

Consolidated Statements of Stockholders’s Equity for the years ended June 30, 2015, 2014

Notes to Consolidated Financial Statements

(b)	Index to Exhibits

Exhibit Number	Description
2.1	Form of Separation and Distribution Agreement by and between Paramount Gold and Silver Corp. and the Registrant.[1]
2.2	Agreement and Plan of Merger among Coeur Mining, Inc., Hollywood Merger Sub, Inc., Paramount Gold and Silver Corp., and the Registrant, Dated as of December 16, 2014.[1]
3.1	Certificate of Amended and Restated Articles of Incorporation.[2]
3.2	Amended and Restated Bylaws.[2]
10.1	2015 Stock Incentive and Equity Compensation Plan.[2]
10.2	Form of Stock Subscription Agreement between Coeur Mining, Inc. and the Registrant.[3]
21.1*	List of subsidiaries.
23.1*	Consent of MNP LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarban[e]s-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
[1]	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed on February 23, 2015.
[2]	Incorporated by reference to the exhibit filed in the Registrant’s Form 10-Q filed on May 22, 2015.
[3]	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed on April 2, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: September 17, 2015	By:	/s/ Glen Van Treek
Glen Van Treek
(Director and President)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Glen Van Treek	Director and President (Principal Executive Officer)	September 17, 2015
Glen Van Treek

/s/ Carlo Buffone	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 17, 2015
Carlo Buffone

/s/ David Smith	Director	September 17, 2015
David Smith

/s/ John Carden	Director	September 17, 2015
John Carden

/s/ Eliseo Gonzalez-Urien	Director	September 17, 2015
Eiseo Gonzalez-Urien

/s/ Christopher Reynolds	Director	September 17, 2015
Christopher Reynolds

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Paramount Gold Nevada Corp.:

We have audited the accompanying consolidated balance sheets of Paramount Gold Nevada Corp. (the "Company") as of June 30, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2015.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at June 30, 2015 and 2014 and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2015 in conformity with generally accepted accounting principles in the United States of America.

Chartered Accountants

Vancouver, BC, Canada

September 17, 2015

PARAMOUNT GOLD NEVADA CORP.

Consolidated Balance Sheets

as of June 30, 2015 and 2014

	As at June 30,	As at June 30,
	2015	2014
Assets
Current Assets
Cash and cash equivalents	$9,282,534	$452,436
Prepaid and deposits	198,676	107,639
Accounts receivable	37,071	—
Prepaid insurance, current portion (Note 10)	49,043	122,605
Marketable securities (Note 3)	14,657	560,099
Total Current Assets	9,581,981	1,242,779
Non-Current Assets
Mineral properties (Note 8)	28,036,135	28,373,535
Prepaid insurance, non-current portion (Note 10)	24,518	—
Property and equipment (Note 9)	7,996	—
Reclamation bond (Note 10)	2,499,396	2,626,538
Total Non-Current Assets	30,568,045	31,000,073
Total Assets	$40,150,026	$32,242,852
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$233,200	$29,654
Due to PGSC (Note 7)	—	15,363,799
Total Current Liabilities	233,200	15,393,453
Non-Current Liabilities
Reclamation and environmental obligation (Note 10)	1,294,497	1,291,066
Total Liabilities	1,527,697	16,684,519
Stockholders' Equity
Common stock, par value $0.01, 50,000,000 authorized shares, 8,518,791 issued and outstanding at June 30, 2015 and Common stock, no par value, 25,000 authorized shares, 1,000 issued and outstanding at June 30, 2014	85,188	29,701,475
Additional paid in capital	64,572,546	6,545,714
Deficit	(25,980,212)	(20,749,005)
Accumulated other comprehensive income (loss)	(55,193)	60,149
Total Stockholders' Equity	38,622,329	15,558,333
Total Liabilities and Stockholders' Equity	$40,150,026	$32,242,852

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Operations and Comprehensive Loss

for the Years ended June 30, 2015 and 2014

	For the Year Ended June 30, 2015	For the Year Ended June 30, 2014
Revenue
Other income (Note 11)	136,437	77,697
Total Revenue	136,437	77,697
Expenses
Exploration	910,215	1,532,263
Land holding costs	444,756	349,041
Professional fees	508,711	33,525
Salaries and benefits	373,345	170,880
Directors compensation	123,149	127,711
General and administrative	211,277	49,861
Insurance	106,333	277,364
Depreciation	1,333	—
Accretion (Note 10)	134,768	122,732
Write down of mineral properties (Note 8)	337,400	—
Total Expenses	3,151,287	2,663,377
Net Loss before other items	3,014,850	2,585,680
Other items
Interest income	(4,195)	(3,404)
Interest and service charges (Note 7)	2,252,527	2,452,468
Gain on sale of marketable securities (Note 3)	(31,975)	—
Net Loss	5,231,207	5,034,744
Other comprehensive loss
Unrealized loss (gain) on available-for-sale-securities	115,342	(60,149)
Total Comprehensive Loss for the Period	$5,346,549	$4,974,595
Loss per Common share
Basic	$0.64	$0.62
Diluted	$0.64	$0.62
Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	8,185,999	8,101,371
Diluted	8,185,999	8,101,371

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Stockholders’ Equity

for the Years ended June 30, 2015 and 2014

	Shares	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at June 30, 2013	1,000	29,701,475	3,845,164	(15,714,261)	—	17,832,378
Stock based compensation	—	—	248,450	—	—	248,450
Imputed interest on loans due to PGSC	—	—	2,452,100	—	—	2,452,100
Unrealized gain on available for sale securities	—	—	—	—	60,149	60,149
Net loss	—	—	—	(5,034,744)	—	(5,034,744)
Balance at June 30, 2014	1,000	29,701,475	6,545,714	(20,749,005)	60,149	15,558,333
Returned to treasury by PGSC for Spin-off	(1,000)	(29,701,475)	—	—	—	(29,701,475)
Capital issued for Spin-off transaction	8,101,371	81,014	29,620,461	—	—	29,701,475
Contributed capital by PGSC - Cash	—	—	8,445,860	—	—	8,445,860
Contributed capital by PGSC - Loan reclassified to equity	—	—	15,866,870	—	—	15,866,870
Capital issued for financing	417,420	4,174	1,465,826	—	—	1,470,000
Stock based compensation	—	—	375,788	—	—	375,788
Imputed interest on loans due to PGSC	—	—	2,252,027	—	—	2,252,027
Unrealized loss on marketable securities	—	—	—	—	(8,711)	(8,711)
Transfer on realized gain on sale of marketable securities	—	—	—	—	(106,631)	(106,631)
Net loss	—	—	—	(5,231,207)	—	(5,231,207)
Balance at June 30, 2015	8,518,791	85,188	64,572,546	(25,980,212)	(55,193)	38,622,329

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Cash Flows

for the Years ended June 30, 2015 and 2014

	For the Year Ended June 30, 2015	For the Year Ended June 30, 2014
Net Loss	$(5,231,207)	$(5,034,744)
Adjustment for:
Depreciation	1,333	—
Stock based compensation	375,788	248,450
Write-down of mineral properties (Note 8)	337,400	—
Interest expense on loans due to PGSC (Note 7)	2,252,027	2,452,100
Accretion expense (Note 10)	134,768	122,732
Change in reclamation	(4,195)	(3,404)
Insurance expense	49,044	245,217
Gain on sale of marketable securities (Note 3)	(31,975)	—
(Increase) decrease in accounts receivable	(37,071)	—
(Increase) decrease in prepaid expenses	(91,037)	(23,380)
Increase (decrease) in accounts payable	203,546	(53,029)
Cash (used in) operating activities	(2,041,579)	(2,046,058)
Sale (purchase) of marketable securities	462,075	(49,950)
Purchase of equipment	(1,329)	—
Cash provided by (used in) investing activities	460,746	(49,950)
Contributed capital by PGSC (Note 6)	8,445,860	—
Issuance of capital stock (Note 6)	1,470,000	—
Loan from PGSC (Note 7)	495,071	2,473,152
Cash provided by financing activities	10,410,931	2,473,152

Change in cash during year	8,830,098	377,144
Cash at beginning of year	452,436	75,292
Cash at end of year	$9,282,534	$452,436

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Paramount Gold Nevada Corp. (the “Company” or “Paramount”), incorporated under the General Corporation Law of the State of Nevada, and its wholly-owned subsidiaries are engaged in the acquisition, exploration and development of  precious metal properties. The Company’s wholly owned subsidiaries include New Sleeper Gold LLC and Sleeper Mining Company, LLC.   The Company is in the process of exploring its mineral properties in Nevada, United States. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to advance its projects and to date has not determined whether these properties contain reserves that are economically recoverable.

Spin-Off from Paramount Gold and Silver Corp.  Paramount Gold and Silver Corp. (“PGSC”) owned, prior to the separation (defined below), 100% of the issued and outstanding shares of the Company.   On April 17, 2015, we entered into the previously disclosed separation and distribution agreement (the “Separation Agreement”) with PGSC, to effect the separation (the “Separation”) of the Company from PGSC, and to provide for the allocation between the Company and PGSC of the Company’s and PGSC’s assets, liabilities and obligations attributable to periods prior to, at and after the Separation.

We filed a registration statement on Form S-1 in connection with the distribution (the “Distribution”) by PGSC to its stockholders of all the outstanding shares of common stock of the Company, par value $0.01 per share. The registration statement was declared effective by the Securities and Exchange Commission (“SEC”) on April 9, 2015. On April 6, 2015, the Company filed a Form 8-A with the SEC to register its shares of common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended. The distribution, which effected a spin-off of the Company from PGSC, was made on April 17, 2015, to PGSC stockholders of record on April 14, 2015. On the distribution date, stockholders of PGSC received one share of Company common stock for every twenty shares of PGSC common stock held. Up to and including the distribution date, PGSC common stock traded on the “regular-way” market; that is, with an entitlement to shares of Company common stock distributed pursuant to the distribution. As a result of the distribution, the Company is now a publicly traded company independent from PGSC. On April 20, 2015, the Company’s shares of common stock commenced trading on the NYSE MKT LLC under the symbol “PZG”. An aggregate of 8,101,371 shares of Company common stock were issued in the Distribution.

Basis of Presentation and Preparation

The consolidated financial statements are prepared by management in accordance with U.S. generally accepted accounting principles (U.S. GAAP”.)  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.

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

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates made by management in the accompanying consolidated financial statements include the adequacy of the Company’s asset retirement obligations, valuation of deferred tax asset, estimation of market rates of interest, and allocations of administrative overhead costs from PGSC.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash and cash equivalents. The carrying amount of these securities approximates fair value because of the short-term maturity of these instruments.

PARAMOUNT GOLD NEVADA CORP.

Notes to Consolidated Financial Statements — Continued

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and amounts receivable.  The Company maintains cash in accounts which may, at times, exceed federally insured limits.  At June 30, 2015, the balances of approximately $8.9 million were in excess of federally insured limits.  We deposit our cash with financial institutions which we believe have sufficient credit quality to minimize the risk of loss.

Allocations

PGSC, prior to the Separation,provided administrative support to the Company for executive management, information systems and certain accounting, legal and other administrative functions.  The costs of these services were allocated to the Company based primarily on a percentage of the Company’s exploration costs as compared to PGSC’s consolidated exploration costs.  The allocations may not reflect the expense the Company would have incurred as an independent, publicly traded company for the periods presented.

The consolidated financial statements for the years ended June 30, 2015 and 2014 also reflect interest expense imputed by the Company on the non-interest bearing loans from PGSC (Note 7).

Management believes that its allocations are reasonable and based on a systematic and rational method; however, they are not necessarily indicative of the actual financial results of the Company, including such expenses that would have been incurred by the Company had it been operating as a separate, stand-alone entity for the periods presented.  As a stand-alone entity, the Company expects to incur expenses that may not be comparable in future periods to what is presented for the historical periods presented in the condensed consolidated interim financial statements.  Consequently, the financial information herein may not reflect the financial position, results of operations and cash flows of the Company in the future or if the Company had been an independent stand-alone entity during all of the periods presented.  In our opinion, the consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s results of operations.

Fair Value Measurements

The Company has adopted FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. The Company applies fair value accounting for all financial assets and liabilities and non – financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company has adopted FASB ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Stock Based Compensation

The Company has adopted the provisions of FASB ASC 718, “Stock Compensation” (“ASC 718”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  New shares of the Company’s common stock will be issued for any options exercised or awards granted.

Mineral Properties

Mineral property acquisition costs are capitalized when incurred and will be amortized using the units-of-production method over the estimated life of the reserve following the commencement of production.  If a mineral property is subsequently abandoned or impaired, any capitalized costs will be expensed in the period of abandonment or impairment.

Acquisition costs include cash consideration and the fair market value of shares issued on the acquisition of mineral properties.

PARAMOUNT GOLD NEVADA CORP.

Notes to Consolidated Financial Statements — Continued

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

Property and Equipment

Equipment is recorded at cost less accumulated depreciation. All equipment is depreciated over its estimated useful life at the following annual rates:

Computer equipment	30% declining balance
Equipment	20% declining balance

Asset Retirement Obligations

The Company follows the provisions of ASC 440, “Asset Retirement and Environmental Obligations”, which establishes the standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  The Company’s asset retirement obligations are further described in Note 10.

Net Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during each period.  Diluted loss per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

For the years ended June 30, 2015 and 2014, the shares of common stock equivalents related to outstanding stock options have not been included in the diluted per share calculation as they are anti-dilutive as the Company has recorded a net loss from continuing oeprations for each year.

Revenue Recognition

Revenue is recognized when persuasive evidence that an agreement exists, the risks and rewards of ownership pass to the purchaser, the selling price is fixed and determinable; or collection is reasonably assured. The passing of title to the purchaser is based on the terms of the purchase and sale agreement.

Income Taxes

Income taxes are determined using assets and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted FASB ASC 740 as of its inception. Pursuant to FASB ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future periods; and accordingly is offset by a valuation allowance. FIN No.48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken in tax returns.

To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts would be accrued and classified as a component of income tax expense in our Consolidated Statements of Operations and Comprehensive Loss.

PARAMOUNT GOLD NEVADA CORP.

Notes to Consolidated Financial Statements — Continued

The Company elected this accounting policy, which is a continuation of our historical policy, in connection with our adoption of FIN 48.

Note 2. Recent Accounting Guidance

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements- Going Concern (Subtopic 205-40)”, this update provides U.S GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures.  For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued.  This amendment in this update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.  The Company has evaluated all other recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s consolidated financial statements.

Note 3. Marketable Securities and Investments

The following table summarizes the Company’s available-for sale securities on hand as of June 30, 2015 and June 30, 2014:

	Cost Basis	Impairment Charge	Adjusted Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable securities at June 30, 2015	$69,850	—	69,850	55,193	—	$14,657
Marketable securities at June 30, 2014	$499,950	—	499,950	—	60,149	$560,099

During the year ended June 30, 2015, the Company sold marketable securities with a cost basis of $430,100 for net proceeds of $462,075.  The gain on sale of securities of $31,975 was recorded on the statement of operations.  As a result of the transaction, the Company reversed from comprehensive income $106,631 it had previously recorded as an unrealized gain. The Company also recorded an unrealized loss of $8,711 (2014 – $60,149 gain).

The marketable securities reflected in the table above includes stock purchase warrants of a single entity involved in the exploration of precious metals.  Each stock purchase warrant is exercisable for a common share of the entity.  The Company performs a quarterly assessment on its marketable securities with unrealized losses to determine if the security is other than temporarily impaired.

Note 4. Fair Value Measurements

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

PARAMOUNT GOLD NEVADA CORP.

Notes to Consolidated Financial Statements — Continued

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

		Fair Value at June 30, 2015			June 30, 2014
Assets	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9,282,534	9,282,534	—	—	$452,436
Marketable Securities	$14,657	—	—	14,657	$560,099

The Company’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash and cash equivalents that are valued based on quoted market prices in active markets are primarily comprised of commercial paper, short-term certificates of deposit and U.S. Treasury securities.

At June 30, 2015, the Company’s marketable securities are comprised of stock purchase warrants. The stock purchase warrants’ fair value is recorded using a Black Scholes options model using inputs such as contractual terms, stock volatility and implied interest rates. The Company’s marketable securities are classified within Level 3 of the fair value hierarchy.

Note 5. Non-Cash Transactions

During the year ended June 30, 2015, the Company reclassified $15,866,870 from due to PGSC to additional paid in capital in connection with the Separation Agreement executed with PGSC (Note 6).

Note 6. Capital Stock

Authorized Capital

Authorized capital stock consists of 50,000,000 common shares with par value of $0.01 per common share (2014- 25,000 common shares with no par value).  At June 30, 2015 there were 8,518,791 shares issued and outstanding (2014- 1,000 common shares).

On February 19, 2015, the Company amended its articles of incorporation to replace its authorized capital of 25,000 common shares with no par value (“Old Common Shares”) with 50,000,000 common shares with par value of $0.01 per common share (“New Common Shares”).  In connection with the amendment PGSC returned 1,000 Old Common Shares to treasury for cancellation in exchange for 8,101,371 New Common Shares.

Distribution of Shares

The spin-off of the Company from PGSC was effected on April 17, 2015. On that date, an aggregate of 8,101,371 of shares of the Company’s common stock were distributed to PGSC stockholders of record on April 14, 2015. On April 20, 2015, the Company’s shares began trading on the NYSE MKT LLC under the symbol "PZG"(see Note 1).

Equity Contribution

Prior to the Separation and Distribution, and in connection with merger of PGSC, PGSC made a cash equity contribution into the Company of $8.45 million.

Pursuant to the Separation Agreement the loans from PGSC were no longer repayable to PGSC.  Accordingly, the Company reclassified $15,866,870 from Due to Parent Company to additional paid in capital.

Sales of Equity Securities

In connection with the consummation of the merger of PGSC and Coeur, the Company issued 417,420 shares of its common stock, with par value $0.01 per share, to Coeur in exchange for a cash payment by Coeur in the amount of $1.47 million.

PARAMOUNT GOLD NEVADA CORP.

Notes to Consolidated Financial Statements — Continued

Stock Options and Stock Based Compensation

Paramount’s 2015 Stock Incentive and Compensation Plan, which is shareholder-approved, permits the grant of share options and shares to its employees for up to 1.278 million shares of common stock. Option awards are generally granted with an exercise price equal to the market price of Paramount’s stock at the date of grant and have contractual lives of 5 years.  To better align the interests of its key executives and employees with those of its shareholders a significant portion of those share option awards will vest contingent upon meeting certain stock price appreciation performance goals. Option and share awards provide for accelerated vesting if there is a change in control (as defined in the employee share option plan).

The fair value of option awards that have market conditions are estimated on the date of grant using a Monte-Carlo Simulation valuation model.  The award’s grant date fair value is determined by taking the average of the grant date fair values under each of many Monte Carlo trials.  The key assumptions used in the simulations were as follows:

	2015	2014
Weighted average risk-free interest rate	0.61%	-
Weighted-average volatility	108.70%	-
Weighted average fair value	$1.16	-

The fair value of option awards that do not have market conditions are estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Because Black-Scholes option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Given Paramount’s short history as a public company, expected volatilities are based on, historical volatilities from five proxy companies’ stock. Paramount uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2015	2014
Weighted average risk-free interest rate	0.98%	-
Weighted-average volatility	107.47%	-
Expected dividends	$0.00	-
Weighted average expected term (years)	3.75	-
Weighted average fair value	$1.08	-

A summary of option activity under the Stock Incentive and Compensation Plan  as of June 30, 2015, and changes during the year then ended is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contactual Term	Aggregate Intrinsic Value ($)
Outstanding at July 1, 2014	—	$—
Granted	995,000	1.53
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2015	995,000	$1.53	5.00	—
Exercisable at June 30, 2015	331,670	$1.53	5.00	—

The weighted-average grant-date fair value of options granted during the year 2015 was $1.13.

PARAMOUNT GOLD NEVADA CORP.

Notes to Consolidated Financial Statements — Continued

A summary of the status of Paramount’s non-vested shares as of June 30, 2015 and changes during the year ended June 30, 2015 is presented below.

Nonvested Options	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at July 1, 2014	—	$—
Granted	995,000	1.13
Vested	331,670	1.16
Forfeited	—
Nonvested at June 30, 2015	663,330

As of June 30, 2015, there was $737,368 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the employee share option plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the years ended June 30, 2015 and 2014, was $360,519 and $0, respectively.

Note 7. Related Party Transactions

The Company’s expenses includes allocations from PGSC of costs associated with administrative support functions which included executive management, information systems, finance, legal, accounting and certain other administrative functions and stock-based compensation.  Allocated stock-based compensation includes equity awards granted to employees of the Company as well as allocated stock-based compensation expense associated with PGSC employees that provided administrative support to the Company.  For the years ended June 30, 2015 and 2014, the Company’s allocated expenses from PGSC were as follows:

	Year Ended	Year Ended
	2015	2014
Allocated expenses included in:
Exploration	$11,100	$116,305
Professional fees	197,738	179,976
Directors compensation	31,060	127,711
Total	$239,898	$423,992

In connection with the spinoff of the Company from PGSC, all inter-company debt owed to PGSC was settled and re-characterized as an equity contribution from PGSC (Note 6).  As of June 30, 2015 and June 30, 2014, respectively, the Company owed a total of $ nil  and $15,363,799 to PGSC.    The advances from PGSC were non-interest bearing in nature and have no fixed terms of repayment.  The Company has imputed interest on these sums at the rate of 17.5% per annum and has recorded interest expense related to these balances in the amount of $2,252,027 and $2,452,100 for the years ended June 30, 2015 and June 30, 2014.

As discussed in Note 1, the Company believes the assumptions and methodologies underlying the allocation of administrative expenses and stock-based compensation are reasonable.  However, such expenses may not be indicative of the actual expenses that would have been incurred by the Company as a stand-alone company.  As such, the financial information herein may not necessarily reflect the consolidated financial position, results of operation, and cash flows of the Company in the future or if the Company had been a stand-alone entity during the periods presented.

During the year ended June 30, 2015, directors were paid or accrued $10,565 (2014- $nil) for their services as directors of the Company’s Board.  During the year ended June 30, 2015, the Company also recorded a non-cash transaction to recognize stock based compensation for directors in the amount of $81,524 (2014 - $nil).  Accounts payable and accrued liabilities includes $10,565 (2014 - $nil) due to directors for their services.

All transactions with related parties are made in the normal course of operations and are measured at exchange value.

PARAMOUNT GOLD NEVADA CORP.

Notes to Consolidated Financial Statements — Continued

Note 8. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	June 30, 2015	June 30, 2014
Sleeper	$25,554,090	$25,891,490
Mill Creek	2,096,616	2,096,616
Spring Valley	385,429	385,429
	$28,036,135	$28,373,535

Sleeper:

Sleeper is located in northern Nevada approximately 26 miles northwest of the town of Winnemucca.  The Sleeper Gold Mine consists of 2,322 unpatented mining claims.

During the year ended June 30, 2015, the Company dropped 212 mining claims it acquired in 2011 with a recorded value of $337,400. The Company determined that these mining claims no longer had any exploration potential.

Mill Creek:

The Mill Creek property consists of 36 unpatented lode mining claims totaling 720 acres south of Battle Mountain Nevada.

Spring Valley:

The Spring Valley property consists of 38 unpatented lode mining claims located in Pershing County, Nevada.

Note 9. Property and Equipment:

At June 30, 2015, and 2014, property and equipment consisted of the following:

	2015	2014
Computer equipment	$8,000	$—
Equipment	1,329	—
Subtotal	9,329	—

Accumulated depreciation	(1,333)	—
Total	$7,996	$—

During the year ended June 30, 2015, net additions to property, and equipment were $9,329 (2014- $Nil). During the year ended June 30, 2015 the Company recorded depreciation of $1,333 (2014-$Nil).

Note 10. Reclamation and Environmental:

The Company holds an insurance policy related to its Sleeper Gold Project that covers reclamation costs in the event the Company defaults on payments of its reclamation costs up to an aggregate of $25 million.  The unamortized insurance premium is being amortized to December 31, 2016 and the current and non-current prepaid insurance balance at June 30, 2015 is $73,561 (June 30, 2014 - $122,605).

As a part of its insurance policy, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account at June 30, 2015 is $2,499,396 (June 30, 2014 - $2,626,538).

Reclamation and environmental costs are based principally on legal requirements.  Management estimates costs associated with reclamation of mineral properties and properties under mine closure.  On an ongoing basis the Company evaluates its estimates and assumptions; however, actual amounts could differ from those based on estimates and assumptions.

PARAMOUNT GOLD NEVADA CORP.

Notes to Consolidated Financial Statements — Continued

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

The current undiscounted estimate of the reclamation costs for existing disturbances at the Sleeper Gold Project is $3,915,626 as required by U.S Bureau of Land Management and the Nevada Department of Environmental Protection. Assumptions used to compute the asset retirement obligations for the year ended June 30, 2015 for the Sleeper Gold Project included a credit adjusted risk free rate and inflation rate of 9.76% (2013 – 9.76%) and 2.0% (2013 – 2.0%), respectively. Expenses are expected to be incurred between the years 2014 and 2053.

Changes to the Company’s asset retirement obligations for the year ended June 30, 2015 are as follows:

	June 30, 2015	June 30, 2014
Balance at beginning of period	$1,291,066	$1,263,584
Accretion expense	134,768	122,732
Payments	(131,337)	(95,250)
Balance at end of period	$1,294,497	$1,291,066

Note 11. Other Income

The Company’s other income details were as follows:

	Year Ended	Year Emded
	2015	2014
Re-imbursement of reclamation costs	$131,337	$70,102
Leasing of water rights to third party	5,100	5,000
Workers compensation insurance	-	2,595
Total	$136,437	$77,697

Note 12. Income Taxes

At June 30, 2015, the Company has net operating loss carry forwards of $10,812,747 (2014 - $8,343,049) expiring between the years 2031 and 2035 which are available to reduce future taxable income. The tax effects of the significant components within the Company’s deferred tax asset (liability) at June 30, 2015 are as follows:

United States	2015	2014
Mineral properties	$3,132,277	2,374,033
Asset Retirement obligation	440,129	438,963
Marketable securities	18,766	1,377,000
Stock options	127,768	—
Net operating losses	3,676,333	2,836,636
	$7,395,273	$7,026,632
Valuation allowance	(7,395,273)	(7,026,632)
Net deferred tax asset	$—	—

PARAMOUNT GOLD NEVADA CORP.

Notes to Consolidated Financial Statements — Continued

The income tax recovery differs from the amounts computed by applying statutory tax to pre-tax losses as a result of the following:

	2015	2014
Income (Loss) Before taxes	(5,231,207)	(5,034,744)
US Statutory tax rate	34.00%	34.00%
Expected income tax (recovery)	(1,778,610)	(1,711,813)
Non-deductible items	765,850	1,230,685
Change in estimates	683,335	(1,384,413)
OCI impact	(39,216)	—
Change in Valuation Allowance	368,641	1,865,541
Total income taxes (recovery)	—	—
Current tax expense (recovery	—	—
Deferred tax expense (recovery)	—	—

The potential tax benefits of net operating and non capital losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating or non capital losses carried forward in future years.

Accounting for uncertainty for Income Tax

Income taxes are determined using assets and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Effective July 1, 2009, the Company adopted the interpretation for accounting for uncertainty in income taxes which was an interpretation of the accounting standard accounting for income taxes. This interpretation created a single model to address accounting for uncertainty in tax positions. This interpretation clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

As at June 30, 2015 and 2014, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company is subject to income taxation at the federal and state levels. The Company is subject to US federal tax examinations for the tax years 2010 through 2015. Loss carryforwards generated or utilized in years earlier than 2010 are also subject to examination and adjustment. The Company has no income tax examinations in process.

PARAMOUNT GOLD NEVADA CORP.

Notes to Consolidated Financial Statements — Continued

Note 13. Summary of Quarterly Financial Data (Unaudited)

The following table sets forth a summary of the unaudited quarterly results of operations for the years ended June 30, 2015 and 2014:

2015	Q1	Q2	Q3	Q4
Revenue	$30,486	$67,049	$—	$38,902
Net loss before other items	813,337	385,064	495,234	1,321,215
Net loss	1,467,214	1,094,320	1,214,312	1,455,361
Net loss per Common Share
Basic	$0.18	$0.13	$0.15	$0.18
Diluted	$0.18	$0.13	$0.15	$0.18

2014	Q1	Q2	Q3	Q4
Revenue	$5,000	$—	38,860	$33,837
Net loss before other items	670,096	686,159	569,555	659,870
Net loss	1,263,609	1,321,410	1,218,863	1,230,862
Net loss per Common Share
Basic	$0.16	$0.16	$0.15	$0.15
Diluted	$0.16	$0.16	$0.15	$0.15

Note 14. Commitments and Contingencies:

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

We, PGSC, members of PGSC board, Coeur, and Merger Sub deny any wrongdoing and are vigorously defending all of the actions.

Exhibit Index

Exhibit Number	Description
2.1	Form of Separation and Distribution Agreement by and between Paramount Gold and Silver Corp. and the Registrant.[1]
2.2	Agreement and Plan of Merger among Coeur Mining, Inc., Hollywood Merger Sub, Inc., Paramount Gold and Silver Corp., and the Registrant, Dated as of December 16, 2014.[1]
3.1	Certificate of Amended and Restated Articles of Incorporation.[2]
3.2	Amended and Restated Bylaws.[2]
10.1	2015 Stock Incentive and Equity Compensation Plan.[2]
10.2	Form of Stock Subscription Agreement between Coeur Mining, Inc. and the Registrant.[3]
21.1*	List of subsidiaries.
23.1*	Consent of MNP LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
[1]	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed on February 23, 2015.
[2]	Incorporated by reference to the exhibit filed in the Registrant’s Form 10-Q filed on May 22, 2015.
[3]	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed on April 2, 2015.