Form 10-Q
period 2015-09-30
Paramount Gold Nevada Corp.
filed 2015-11-10
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of Registrant’s Common Stock outstanding, $0.01 par value per share, as of November 5, 2015 was 8,518,791.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

as at September 30 and June 30 2015

(Unaudited)

	As at September 30,	As at June 30,
	2015	2015
Assets
Current Assets
Cash and cash equivalents	$8,278,343	$9,282,534
Prepaid and deposits	499,764	198,676
Accounts receivable	-	37,071
Prepaid insurance, current portion (Note 10)	49,043	49,043
Marketable securities (Note 3)	778	14,657
Total Current Assets	8,827,928	9,581,981
Non-Current Assets
Mineral properties (Note 8)	28,036,135	28,036,135
Prepaid insurance, non-current portion (Note 10)	12,257	24,518
Property and equipment (Note 9)	12,927	7,996
Reclamation bond (Note 10)	2,506,911	2,499,396
Total Non-Current Assets	30,568,230	30,568,045
Total Assets	$39,396,158	$40,150,026
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$118,659	$233,200
Total Current Liabilities	118,659	233,200
Non-Current Liabilities
Reclamation and environmental obligation (Note 10)	1,331,495	1,294,497
Total Liabilities	1,450,154	1,527,697
Stockholders' Equity
Common stock, par value $0.01, 50,000,000 authorized shares, 8,518,791 issued and outstanding at September 30, 2015 and at June 30, 2015	85,188	85,188
Additional paid in capital	64,712,093	64,572,546
Deficit	(26,782,205)	(25,980,212)
Accumulated other comprehensive income (loss)	(69,072)	(55,193)
Total Stockholders' Equity	37,946,004	38,622,329
Total Liabilities and Stockholders' Equity	$39,396,158	$40,150,026

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Operations and Comprehensive Loss

for the Periods ended September 30, 2015 and 2014

(Unaudited)

	For the Three Month Period Ended September 30, 2015	For the Three Month Period Ended September 30, 2014
Revenue
Other income (Note 11)	$5,202	$30,486
Total Revenue	5,202	30,486
Expenses
Exploration	274,875	238,360
Land holding costs	84,522	126,222
Professional fees	50,828	17,654
Salaries and benefits	208,291	33,361
Directors compensation	51,265	10,722
General and administrative	58,216	10,499
Insurance	41,940	36,259
Depreciation	1,546	—
Accretion (Note 10)	36,998	33,692
Write down of mineral properties (Note 8)	—	337,400
Total Expenses	808,481	844,169
Net Loss before other items	803,279	813,683
Other items
Interest income	(1,361)	(746)
Interest and service charges (Note 7)	75	753,240
Gain on sale of marketable securities (Note 3)	—	(31,975)
Net Loss	801,993	1,534,202
Other comprehensive loss
Unrealized loss on available-for-sale-securities	13,879	123,665
Total Comprehensive Loss for the Period	$815,872	$1,657,867
Loss per Common Share
Basic	$0.09	$0.19
Diluted	$0.09	$0.19
Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	8,518,791	8,101,371
Diluted	8,518,791	8,101,371

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity

for the Three Month Period ended September 30, 2015 and Years ended June 30, 2015 and 2014

(Unaudited)

	Shares	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at June 30, 2013	1,000	29,701,475	3,845,164	(15,714,261)	—	17,832,378
Stock based compensation	—	—	248,450	—	—	248,450
Imputed interest on loans due to PGSC	—	—	2,452,100	—	—	2,452,100
Unrealized gain on available for sale securities	—	—	—	—	60,149	60,149
Net loss	—	—	—	(5,034,744)	—	(5,034,744)
Balance at June 30, 2014	1,000	29,701,475	6,545,714	(20,749,005)	60,149	15,558,333
Returned to treasury by PGSC for Spin-off	(1,000)	(29,701,475)	—	—	—	(29,701,475)
Capital issued for Spin-off transaction	8,101,371	81,014	29,620,461	—	—	29,701,475
Contributed capital by PGSC - Cash	—	—	8,445,860	—	—	8,445,860
Contributed capital by PGSC - Loan reclassified to equity	—	—	15,866,870	—	—	15,866,870
Capital issued for financing	417,420	4,174	1,465,826	—	—	1,470,000
Stock based compensation	—	—	375,788	—	—	375,788
Imputed interest on loans due to PGSC	—	—	2,252,027	—	—	2,252,027
Unrealized loss on marketable securities	—	—	—	—	(8,711)	(8,711)
Transfer on realized gain on sale of marketable securities	—	—	—	—	(106,631)	(106,631)
Net loss	—	—	—	(5,231,207)	—	(5,231,207)
Balance at June 30, 2015	8,518,791	85,188	64,572,546	(25,980,212)	(55,193)	38,622,329
Stock based compensation	—	—	139,547	—	—	139,547
Unrealized loss on marketable securities	—	—	—	—	(13,879)	(13,879)
Net loss	—	—	—	(801,993)	—	(801,993)
Balance at September 30, 2015	8,518,791	85,188	64,712,093	(26,782,205)	(69,072)	37,946,004

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Cash Flows

for the Three Month Period ended September 30, 2015 and 2014

(Unaudited)

	For the Three Month Period Ended September 30, 2015	For the Three Month Period Ended September 30, 2014
Net Loss	$(801,993)	$(1,534,202)
Adjustment for:
Depreciation	1,546	—
Stock based compensation	139,547	6,613
Write-down of mineral properties (Note 8)	—	337,400
Interest expense on loans due to PGSC (Note 7)	—	753,002
Accretion expense (Note 10)	36,998	33,692
Change in reclamation	(7,515)	(746)
Insurance expense	12,261	12,261
Gain on sale of marketable securities (Note 3)	—	(31,975)
(Increase) decrease in accounts receivable	37,071	—
(Increase) decrease in prepaid expenses	(301,088)	(271,396)
Increase (decrease) in accounts payable	(114,541)	(22,508)
Cash (used in) operating activities	(997,714)	(717,859)
Sale (purchase) of marketable securities	—	462,075
Purchase of equipment	(6,477)	—
Cash provided by (used in) investing activities	(6,477)	462,075
Loan from PGSC (Note 7)	—	765,129
Cash provided by financing activities	—	765,129

Change in cash during period	(1,004,191)	509,345
Cash at beginning of period	9,282,534	460,220
Cash at end of period	$8,278,343	$969,565

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements

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

Basis of Presentation and Preparation

The accompanying unaudited condensed consolidated interim financial statements are prepared by management in accordance with accounting principles for interim financial information and Article 10 of Regulation S-X.  Accordingly, they do not include all of the disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements.  In the opinion of management, all the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included.  The results of operations for interim periods are not necessarily indicative of the operating results of a full year or future years.

The condensed consolidated interim financial statements have been prepared in accordance with U.S. GAAP and follow the same accounting policies and methods of their application as the most recent annual financial statements.   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended June 30, 2015.

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

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements — Continued

Significant estimates made by management in the accompanying condensed consolidated interim financial statements include the adequacy of the Company’s asset retirement obligations, valuation of deferred tax asset, and valuation of mineral properties.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash and cash equivalents. The carrying amount of these securities approximates fair value because of the short-term maturity of these instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and amounts receivable.  The Company maintains cash in accounts which may, at times, exceed federally insured limits.  At September 30, 2015, the balances of approximately $8 million were in excess of federally insured limits.  We deposit our cash with financial institutions which we believe have sufficient credit quality to minimize the risk of loss.

Allocations

PGSC, prior to the Separation, provided administrative support to the Company for executive management, information systems and certain accounting, legal and other administrative functions.  The costs of these services were allocated to the Company based primarily on a percentage of the Company’s exploration costs as compared to PGSC’s consolidated exploration costs.  The allocations may not reflect the expense the Company would have incurred as an independent, publicly traded company for the periods presented.

The condensed consolidated interim financial statements for the year ended June 30, 2015 and interim period ended September 2014 also reflect interest expense imputed by the Company on the non-interest bearing loans from PGSC (Note 7).

Management believes that its allocations are reasonable and based on a systematic and rational method; however, they are not necessarily indicative of the actual financial results of the Company, including such expenses that would have been incurred by the Company had it been operating as a separate, stand-alone entity for the periods presented.  As a stand-alone entity, the Company expects to incur expenses that may not be comparable in future periods to what is presented for the historical periods presented in the condensed consolidated interim financial statements.  Consequently, the financial information herein may not reflect the financial position, results of operations and cash flows of the Company in the future or if the Company had been an independent stand-alone entity during all of the periods presented.  In our opinion, the condensed consolidated interim financial statements include all adjustments necessary for a fair presentation of the Company’s results of operations.

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

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements — Continued

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

Net Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during each period.  Diluted loss per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted loss per share were adjusted retroactively for all periods presented to reflect the Distribution that occurred on April 17, 2015.

For the periods ended September 30, 2015 and 2014, the shares of common stock equivalents related to outstanding stock options have not been included in the diluted per share calculation as they are anti-dilutive as the Company has recorded a net loss from continuing operations for each year.

Revenue Recognition

Revenue is recognized when persuasive evidence that an agreement exists, the risks and rewards of ownership pass to the purchaser, the selling price is fixed and determinable; or collection is reasonably assured. The passing of title to the purchaser is based on the terms of the purchase and sale agreement.

Note 2. Recent Accounting Guidance

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements- Going Concern (Subtopic 205-40)”, this update provides U.S GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures.  For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued.  This amendment in this update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.  The adoption of this ASU is not expected to have a material impact on the

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements — Continued

Company’s consolidated financial statements.  The Company has evaluated all other recently issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s condensed consolidated interim financial statements.

In June 2014, the FASB issued ASU2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (“ASU2014-12”). ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent upon the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. ASU2014-12 does not contain any new disclosure requirements. ASU2014-12 is effective for the Company beginning July 1, 2016. The adoption of ASU2014-12 is not expected to have a material impact on the Company's condensed consolidated interim financial statements

Note 3. Marketable Securities and Investments

The following table summarizes the Company’s available-for sale securities on hand as of September 30, 2015 and June 30, 2015:

	Cost Basis	Impairment Charge	Adjusted Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable securities at September 30, 2015	$69,850	—	69,850	69,072	—	$778
Marketable securities at June 30, 2015	$69,850	—	69,850	55,193	—	$14,657

During the three month period ended September 30, 2015, the Company recorded an unrealized loss of $13,879 (2014 – $123,665 gain).

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

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements — Continued

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value at September 30, 2015			June 30, 2015
Assets	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8,278,343	8,278,343	—	—	$9,282,534
Marketable Securities	$778	—	—	778	$14,657

The Company’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash and cash equivalents that are valued based on quoted market prices in active markets are primarily comprised of commercial paper, short-term certificates of deposit and U.S. Treasury securities.

At September 30, 2015, the Company’s marketable securities are comprised of stock purchase warrants. The stock purchase warrants’ fair value is recorded using a Black Scholes options model using inputs such as contractual terms, stock volatility and implied interest rates. The Company’s marketable securities are classified within Level 3 of the fair value hierarchy.

Note 5. Non-Cash Transactions

During the three month period ended September 30, 2015 and 2014, the Company did not enter into any non-cash activities.

Note 6. Capital Stock

Authorized Capital

Authorized capital stock consists of 50,000,000 common shares with par value of $0.01 per common share (2014- 25,000 common shares with no par value).  At September 30, 2015 there were 8,518,791 shares issued and outstanding (2014- 1,000 common shares).

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

The Company did not grant stock options for the three month period ending September 30, 2015.

A summary of option activity under the Stock Incentive and Compensation Plan  as of September 30, 2015, and changes during the three month period ended is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at July 1, 2015	995,000	$1.53
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2015	995,000	$1.53	4.75	—
Exercisable at September 30, 2015	331,670	$1.53	4.75	—

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements — Continued

A summary of the status of Paramount’s non-vested shares as of June 30, 2015 and changes during the year ended June 30, 2015 is presented below.

Nonvested Options	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at July 1, 2015	663,330	$1.13
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2015	663,330	$1.13

As of September 30, 2015, there was $597,821 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the employee share option plan. That cost is expected to be recognized over a weighted-average period of 1.29 years. The total fair value of shares vested during the three month period ended September 30, 2015 and 2014, was $nil and $nil, respectively.

Note 7. Related Party Transactions

The Company’s expenses includes allocations from PGSC of costs associated with administrative support functions which included executive management, information systems, finance, legal, accounting and certain other administrative functions and stock-based compensation.  Allocated stock-based compensation includes equity awards granted to employees of the Company as well as allocated stock-based compensation expense associated with PGSC employees that provided administrative support to the Company.  For the three month period ended September 30, 2015 and 2014, the Company’s allocated expenses from PGSC were as follows:

	Period Ended	Period Ended
	2015	2014
Allocated expenses included in:
Exploration	$-	$3,700
Professional fees	-	49,217
Directors compensation	-	15,218
Total	$-	$68,135

As discussed in Note 1, the Company believes the assumptions and methodologies underlying the allocation of administrative expenses and stock-based compensation are reasonable.  However, such expenses may not be indicative of the actual expenses that would have been incurred by the Company as a stand-alone company.  As such, the financial information herein may not necessarily reflect the consolidated financial position, results of operation, and cash flows of the Company in the future or if the Company had been a stand-alone entity during the comparative presented period ended September 30, 2014.

During the three month period ended September 30, 2015, directors were paid or accrued $19,718 (2014- $8,477) for their services as directors of the Company’s Board.  During the three month period ended September 30, 2015, the Company also recorded a non-cash transaction to recognize stock based compensation for directors in the amount of $31,548 (2014 - $2,245).  Prepaid expense include $19,717 (2014 - $nil) for retainers paid to directors.

All transactions with related parties are made in the normal course of operations and are measured at exchange value.

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements — Continued

Note 8. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	September 30, 2015	June 30, 2015
Sleeper	$25,554,090	$25,554,090
Mill Creek	2,096,616	2,096,616
Spring Valley	385,429	385,429
	$28,036,135	$28,036,135

Sleeper:

Sleeper is located in northern Nevada approximately 26 miles northwest of the town of Winnemucca.  The Sleeper Gold Mine consists of 2,322 unpatented mining claims totaling approximately 72.5 square miles.

Mill Creek:

The Mill Creek property consists of 36 unpatented lode mining claims totaling 720 acres south of Battle Mountain Nevada.

Spring Valley:

The Spring Valley property consists of 38 unpatented lode mining claims totaling approximately 760 acres located in Pershing County, Nevada.

Note 9. Property and Equipment:

At September 30, 2015, and June 30, 2015, property and equipment consisted of the following:

	September 30, 2015	June 30, 2015
Computer equipment	$14,477	$8,000
Equipment	1,329	1,329
Subtotal	15,806	9,329

Accumulated depreciation	(2,879)	(1,333)
Total	$12,927	$7,996

During the three month period ended September 30, 2015, net additions to property, and equipment were $6,477 (2014- $nil). During the three month period ended September 30, 2015 the Company recorded depreciation of $1,546 (2014-$—).

Note 10. Reclamation and Environmental:

The Company holds an insurance policy related to its Sleeper Gold Project that covers reclamation costs in the event the Company defaults on payments of its reclamation costs up to an aggregate of $25 million.  The unamortized insurance premium is being amortized to December 31, 2016 and the current and non-current prepaid insurance balance at September 30, 2015 is $61,300 (June 30, 2015 - $73,561).

As a part of its insurance policy, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account at September 30, 2015 is $2,506,911 (June 30, 2015 - $2,499,396).

Reclamation and environmental costs are based principally on legal requirements.  Management estimates costs associated with reclamation of mineral properties and properties under mine closure.  On an ongoing basis the Company evaluates its estimates and assumptions; however, actual amounts could differ from those based on estimates and assumptions.

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements — Continued

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

The current undiscounted estimate of the reclamation costs for existing disturbances at the Sleeper Gold Project is $3,915,626 as required by U.S Bureau of Land Management and the Nevada Department of Environmental Protection. Assumptions used to compute the asset retirement obligations as at September 30, 2015 and June 30, 2015 for the Sleeper Gold Project included a credit adjusted risk free rate and inflation rate of 9.76% (June 30, 2015 – 9.76%) and 2.0% (June 30, 2015 – 2.0%), respectively. Expenses are expected to be incurred between the years 2014 and 2053.

Changes to the Company’s asset retirement obligations for the three month period year ended September 30, 2015 are as follows:

	September 30, 2015	June 30, 2015
Balance at beginning of period	$1,294,497	$1,291,066
Accretion expense	36,998	134,768
Payments	-	(131,337)
Balance at end of period	$1,331,495	$1,294,497

Note 11. Other Income

The Company’s other income details were as follows:

	Three Month Period	Three Month Period
	2015	2014
Re-imbursement of reclamation costs	$-	$25,386
Leasing of water rights to third party	5,202	5,100
Total	$5,202	$30,486

Note 12. Commitments and Contingencies:

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

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements — Continued

Lease Commitments

During the three month period ended September 30, 2015, the Company entered into office premises leases that expire at various dates until June 30, 2018.  The aggregate minimum rentals payable for these operating leases are as follow:

Year	Total Amount
2016	$22,366
2017	$19,444
2018	$18,400

During the three month period ended September 30, 2015, $6,804 was recognized as rent expense in the statement of operations and comprehensive loss.

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

We are an emerging growth company engaged in the business of exploring mining claims in Nevada, USA. We have no proven reserves at our Sleeper Gold Project in Nevada.The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes that appear elsewhere in this Form 10-Q. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Plan of Operation – Exploration:

Our work on the Sleeper Gold Project is consistent with Paramount’s strategy of expanding and upgrading known, large-scale precious metal occurrences in established mining camps, defining their economic potential and then partnering them with nearby producers.

Exploration activities in Nevada are focused on our Sleeper Gold Project. Our exploration budget for our fiscal year ending June 30, 2016 will be approximately $1.0 million. The main budget activities will include consulting, completing a new NI-43101 compliant preliminary economic assessment (“PEA”) and completing a geophysical survey program on the Sleeper Gold project mining claims. We will also evaluate acquisitions opportunities and have budgeted approximately $0.1 million for these activities.

In August 2015, we completed an initial geophysical survey which consisted of a helicopter magnetometry study.  The survey defined several positive exploration targets which are being reviewed by our geological team.  Additional surveys on areas covered by overburden will be evaluated for further testing.  This testing can include Induced Polarization programs or other indirect methodologies. The Company believes that the resulting data derived from the geophysical program will produce valuable drilling targets.   Drill programs will be designed with the aim identifying new zones of mineralization with an emphasis on areas covered with overburden.

Comparison of Operating Results for the the three months ended September 30, 2015 and 2014

Results of Operations

We did not earn any revenue from operations for the three months ended September 30, 2015 and 2014. On August 25, 2015, we announced the results of a new helicopter magnetic survey conducted on our mining claims for the Sleeper Gold Project.  The two day airborne survey successfully defined new drilling targets.  Also during the period ended, we continued work on completing our new NI 43-101 compliant preliminary economic assessment (“PEA”.)  Other normal course of business activities included filing annual mining claim fees with the BLM, reclamation work at the Sleeper mine site and on-going geological reviews of its mining claims.

Expenses

Our operating expenses of $808,481 for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 decreased by approximately 4% or by $35,688. Our exploration expenses increased by 15% or by $36,515, as the Company focused completing its new PEA and new magnetic survey Insurance expenses increased by 16% or by $5,681 resulting from a change in amortization estimate. We also recorded increases in professional fees of $33,174, salaries and benefits of $174,930 and general and administration of $47,717 totaling $255,821. Expenses for the period ended September 30, 2015 are more reflective of the Company operating as a stand-alone company from the comparable prior year period as a wholly owned subsidiary of PGSC.

Net Loss

Our net loss for the three months ended September 30, 2015 was $801,993 compared to a net loss of $1,534,202 in the previous year. The decrease of $732,209 or approximately forty eight percent (48%) was primarily due to the  reduction of imputed interest charged on debt owed to PGSC of $753,165.  We will continue to incur losses for the foreseeable future as we continue with our planned exploration programs.

Liquidity and Capital Resources

At September 30, 2015, we had cash and cash equivalents of $8,278,343 compared to $9,282,534 as at June 30, 2015. This decrease of $1,004,191 was a result of the cash used to maintain our annual mining claim fees, fund our Sleeper project related expenses and general corporate overhead.

At September 30, 2015, we had net working capital of $8,709,269.

We confirm our budgeted cash expenditures of approximately $2.8 million for the fiscal year ended June 30, 2016 as previously reported on Form 10-K filed with the with the SEC on September 17, 2015.  These anticipated cash outlays will be funded by our cash on hand. A breakdown of our proposed expenditures for the fiscal year ending June 30, 2016 are as follows:

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for year ended June 30, 2015.

Item 4. Mine Safety Disclosures.

Not applicable.

PART IV

Item 6. Exhibits.

(a)	Index to Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarban[e]s-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 10, 2015	By:	/s/ Glen Van Treek
Glen Van Treek
President and Chief Executive Officer

Date: November 10, 2015	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer

Exhibit Index

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.