Form 10-Q
period 2015-12-31
Paramount Gold Nevada Corp.
filed 2016-02-05
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

The number of shares of Registrant’s Common Stock outstanding, $0.01 par value per share, as of February 2, 2016 was 8,518,791.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

as at December 31, 2015 and June 30, 2015

(Unaudited)

	As at December 31,	As at June 30,
	2015	2015
Assets
Current Assets
Cash and cash equivalents	$7,906,761	$9,282,534
Prepaid and deposits	329,329	198,676
Accounts receivable	—	37,071
Prepaid insurance, current portion (Note 10)	49,043	49,043
Marketable securities (Note 3)	80	14,657
Total Current Assets	8,285,213	9,581,981
Non-Current Assets
Mineral properties (Note 8)	28,036,135	28,036,135
Prepaid insurance, non-current portion (Note 10)	—	24,518
Property and equipment (Note 9)	13,957	7,996
Reclamation bond (Note 10)	2,383,039	2,499,396
Total Non-Current Assets	30,433,131	30,568,045
Total Assets	$38,718,344	$40,150,026
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$125,187	$233,200
Total Current Liabilities	125,187	233,200
Non-Current Liabilities
Reclamation and environmental obligation (Note 10)	1,243,271	1,294,497
Total Liabilities	1,368,458	1,527,697
Stockholders' Equity
Common stock, par value $0.01, 50,000,000 authorized shares, 8,518,791 issued and outstanding at December 31, 2015 and at June 30, 2015	85,188	85,188
Additional paid in capital	64,851,640	64,572,546
Deficit	(27,517,172)	(25,980,212)
Accumulated other comprehensive loss	(69,770)	(55,193)
Total Stockholders' Equity	37,349,886	38,622,329
Total Liabilities and Stockholders' Equity	$38,718,344	$40,150,026

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Operations and Comprehensive Loss

for the Three and Six Month Periods ended December 31, 2015 and 2014

(Unaudited)

	For the Three Month Period Ended December 31, 2015	For the Three Month Period Ended December 31, 2014	For the Six Month Period Ended December 31, 2015	For the Six Month Period Ended December 31, 2014
Revenue
Other income (Note 11)	$125,722	$67,049	$130,924	$97,535
Total Revenue	125,722	67,049	130,924	97,535
Expenses
Exploration	171,296	251,483	446,171	489,843
Land holding costs	101,591	108,553	195,237	234,775
Professional fees	108,581	10,103	150,286	27,755
Salaries and benefits	226,675	13,436	434,966	46,798
Directors compensation	58,183	6,271	109,448	16,993
General and administrative	109,738	10,126	167,954	20,626
Insurance	48,079	18,686	90,020	54,946
Depreciation	858	—	2,404	—
Accretion (Note 10)	36,998	33,692	73,996	67,384
Write down of mineral properties	—	—	—	337,400
Total Expenses	861,999	452,350	1,670,482	1,296,520
Net Loss before other items	736,277	385,301	1,539,558	1,198,985
Other items
Interest income	(1,350)	(731)	(2,711)	(1,477)
Interest and service charges	40	776,629	113	1,529,868
Gain on sale of marketable securities	—	—	—	(31,975)
Net Loss	734,967	1,161,199	1,536,960	2,695,401
Other comprehensive loss
Unrealized loss on available-for-sale-securities	698	1,183	14,577	124,848
Total Comprehensive Loss for the Period	$735,665	$1,162,382	$1,551,537	$2,820,249
Loss per Common Share
Basic	$0.09	$0.14	$0.18	$0.33
Diluted	$0.09	$0.14	$0.18	$0.33
Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	8,518,791	8,101,371	8,518,791	8,101,371
Diluted	8,518,791	8,101,371	8,518,791	8,101,371

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity

for the Six Month Period Ended December 31, 2015 and Years ended June 30, 2015 and 2014

(Unaudited)

	Shares	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at June 30, 2014	1,000	29,701,475	6,545,714	(20,749,005)	60,149	15,558,333
Returned to treasury by PGSC for Spin-off	(1,000)	(29,701,475)	—	—	—	(29,701,475)
Capital issued for Spin-off transaction	8,101,371	81,014	29,620,461	—	—	29,701,475
Contributed capital by PGSC - Cash	—	—	8,445,860	—	—	8,445,860
Contributed capital by PGSC - Loan reclassified to equity	—	—	15,866,870	—	—	15,866,870
Capital issued for financing	417,420	4,174	1,465,826	—	—	1,470,000
Stock based compensation	—	—	375,788	—	—	375,788
Imputed interest on loans due to PGSC	—	—	2,252,027	—	—	2,252,027
Unrealized loss on marketable securities	—	—	—	—	(8,711)	(8,711)
Transfer on realized gain on sale of marketable securities	—	—	—	—	(106,631)	(106,631)
Net loss	—	—	—	(5,231,207)	—	(5,231,207)
Balance at June 30, 2015	8,518,791	85,188	64,572,546	(25,980,212)	(55,193)	38,622,329
Stock based compensation	—	—	139,547	—	—	139,547
Unrealized loss on marketable securities	—	—	—	—	(13,879)	(13,879)
Net loss	—	—	—	(801,993)	—	(801,993)
Balance at September 30, 2015	8,518,791	85,188	64,712,093	(26,782,205)	(69,072)	37,946,004
Stock based compensation	—	—	139,547	—	—	139,547
Unrealized loss on marketable securities	—	—	—	—	(698)	(698)
Net loss	—	—	—	(734,967)	—	(734,967)
Balance at December 31, 2015	8,518,791	85,188	64,851,640	(27,517,172)	(69,770)	37,349,886

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Statements of Cash Flows

for the Six Month Period ended December 31, 2015 and 2014

(Unaudited)

	For the Six Month Period Ended December 31, 2015	For the Six Month Period Ended December 30, 2014
Net Loss	$(1,536,960)	$(2,695,401)
Adjustment for:
Depreciation	2,404	—
Stock based compensation	279,094	11,569
Write-down of mineral properties	—	337,400
Interest expense on loans due to PGSC	—	1,529,504
Accretion expense (Note 10)	73,996	67,384
Change in reclamation	(8,865)	(1,477)
Insurance expense	24,518	24,522
Gain on sale of marketable securities (Note 3)	—	(31,975)
(Increase) decrease in accounts receivable	37,071	—
(Increase) decrease in prepaid expenses	(130,653)	(158,503)
Increase (decrease) in accounts payable	(108,013)	(25,733)
Cash used in operating activities	(1,367,408)	(942,710)
Sale of marketable securities	—	462,075
Purchase of equipment	(8,365)	—
Cash provided by (used in) investing activities	(8,365)	462,075
Loan from PGSC	—	958,493
Cash provided by financing activities	—	958,493

Change in cash during period	(1,375,773)	477,858
Cash at beginning of period	9,282,534	460,220
Cash at end of period	$7,906,761	$938,078

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

Basis of Presentation and Preparation

The unaudited condensed consolidated interim financial statements are prepared by management in accordance with accounting principles for interim financial information and Article 10 of Regulation S-X.  Accordingly, they do not include all of the disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements.  In the opinion of management, all the normal and recurring adjustments necessary to fairly present the interim financial information set forth herein have been included.  The results of operations for interim periods are not necessarily indicative of the operating results of a full year or future years.

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

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements — Continued

Significant estimates made by management in the condensed consolidated interim financial statements include the adequacy of the Company’s asset retirement obligations, valuation of deferred tax asset, and valuation of mineral properties.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash and cash equivalents. The carrying amount of these securities approximates fair value because of the short-term maturity of these instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and amounts receivable.  The Company maintains cash in accounts which may, at times, exceed federally insured limits.  At December 31, 2015, the balances of approximately $8 million were in excess of federally insured limits.  We deposit our cash with financial institutions which we believe have sufficient credit quality to minimize the risk of loss.

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

The consolidated financial statements for the year ended June 30, 2015 and condensed consolidated interim financial statements for the period ended December 31 2014 also reflect interest expense imputed by the Company on the non-interest bearing loans from PGSC.

Management believes that its allocations are reasonable and based on a systematic and rational method; however, they are not necessarily indicative of the actual financial results of the Company, including such expenses that would have been incurred by the Company had it been operating as a separate, stand-alone entity for the periods presented.  As a stand-alone entity, the Company expects to incur expenses that may not be comparable in future periods to what is presented for the historical periods.  Consequently, the financial information herein may not reflect the financial position, results of operations and cash flows of the Company in the future or if the Company had been an independent stand-alone entity during all of the periods presented.  The comparative condensed consolidated interim financial statements include all adjustments necessary for a fair presentation of the Company’s results of operations.

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

Stock Based Compensation

The Company has adopted the provisions of FASB ASC 718, “Stock Compensation” (“ASC 718”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  Shares of the Company’s common stock will be issued for any options exercised.

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

Loss per Common Share

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

For the three and six months periods ended December 31, 2015 and 2014, the shares of common stock equivalents related to outstanding stock options have not been included in the diluted per share calculation as they are anti-dilutive as the Company has recorded a net loss from continuing operations for each period.

Revenue Recognition

Revenue is recognized when persuasive evidence that an agreement exists, the risks and rewards of ownership pass to the purchaser, the selling price is fixed and determinable; or collection is reasonably assured. The passing of title to the purchaser is based on the terms of the purchase and sale agreement.

Note 2. Recent Accounting Guidance

In January 2016, the FASB issued ASU 2016-01, Financial Instruments.  ASU 2016-01 make targeted improvements to generally accepted accounting principles as follows:

1. Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements — Continued

measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

2. Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value.

3. Eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities.

4. Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

5. Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

6. Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

7. Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements.

8. Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets

ASU 2016-01 is effective for annual periods beginning after December 15, 2017.  The adoption of ASU 2016-01 is not expected to have a material impact on the Company’s condensed consolidated interim financial statements.

Note 3. Marketable Securities and Investments

The following table summarizes the Company’s available-for sale securities on hand as of December 31, 2015 and June 30, 2015:

	Cost Basis	Impairment Charge	Adjusted Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable securities at December 31, 2015	$69,850	—	69,850	69,770	—	$80
Marketable securities at June 30, 2015	$69,850	—	69,850	55,193	—	$14,657

During the six month period ended December 31, 2015, the Company recorded an unrealized loss of $14,577 (2014 – $124,848).

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

		Fair Value at December 31, 2015			June 30, 2015
Assets	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7,906,761	7,906,761	—	—	$9,282,534
Marketable Securities	$80	—	—	80	$14,657

The Company’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash and cash equivalents that are valued based on quoted market prices in active markets are primarily comprised of commercial paper, short-term certificates of deposit and U.S. Treasury securities.

At December 31, 2015, the Company’s marketable securities are comprised of stock purchase warrants. The stock purchase warrants’ fair value is recorded using a Black Scholes options model using inputs such as contractual terms, stock volatility and implied interest rates. The Company’s marketable securities are classified within Level 3 of the fair value hierarchy.

Note 5. Non-Cash Transactions

During the six month period ended December 31, 2015 and 2014, the Company did not enter into any non-cash activities.

Note 6. Capital Stock

Authorized Capital

Authorized capital stock consists of 50,000,000 common shares with par value of $0.01 per common share (June 31, 2015 – 50,000,000 common shares with par value $0.01 per common share).  At December 31, 2015 there were 8,518,791 common shares issued and outstanding (June 30, 2015- 8,518,791 common shares).

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

The Company did not grant stock options for the six month period ending December 31, 2015.

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements — Continued

A summary of option activity under the Stock Incentive and Compensation Plan  as of December 31, 2015, and changes during the three month period ended is presented below.

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at July 1, 2015	995,000	$1.53
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2015	995,000	$1.53	4.50	—
Exercisable at December 31, 2015	331,670	$1.53	4.50	—

A summary of the status of Paramount’s non-vested shares as of July 1, 2015 and changes during the six month period ended December 31, 2015 is presented below.

Non-vested Options	Shares	Weighted- Average Grant- Date Fair Value
Non-vested at July 1, 2015	663,330	$1.13
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2015	663,330	$1.13

As of December 31, 2015, there was $458,274 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the employee share option plan. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of shares vested during the six month period ended December 31, 2015 and 2014, was $nil and $nil, respectively.

Note 7. Related Party Transactions

The Company’s expenses includes allocations from PGSC of costs associated with administrative support functions which included executive management, information systems, finance, legal, accounting and certain other administrative functions and stock-based compensation.  Allocated stock-based compensation includes equity awards granted to employees of the Company as well as allocated stock-based compensation expense associated with PGSC employees that provided administrative support to the Company.  For the three and six month period ended December 31, 2015 and 2014, the Company’s allocated expenses from PGSC were as follows:

	Three Month Period Ended	Six Month Period Ended	Three Month Period Ended	Six Month Period Ended
	2015	2015	2014	2014
Allocated expenses included in:
Exploration	$—	$—	$3,700	$7,400
Salaries and Professional fees	—	—	13,436	48,112
Directors compensation	—	—	6,271	16,993
Total	$—	$—	$23,407	$72,505

As discussed in Note 1, the Company believes the assumptions and methodologies underlying the allocation of administrative expenses and stock-based compensation are reasonable.  However, such expenses may not be indicative of the actual expenses that would have been incurred by the Company as a stand-alone company.  As such, the financial information herein may not necessarily reflect the consolidated financial position, results of operation, and cash flows of the Company in the future or if the Company had been a stand-alone entity during the comparative presented period ended December 31, 2014.

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements — Continued

During the three and six month period ended December 31, 2015, directors were paid or accrued $26,635 and $46,352 respectively (2014- $5,304 and $13,781) for their services as directors of the Company’s Board.  During the three and six month period ended December 31, 2015, the Company also recorded a non-cash transaction to recognize stock based compensation for directors in the amount of $31,548 and $63,096 respectively (2014 - $968 and $3,212 ).

All transactions with related parties are made in the normal course of operations and are measured at exchange value.

Note 8. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	December 31, 2015	June 30, 2015
Sleeper	$25,554,090	$25,554,090
Mill Creek	2,096,616	2,096,616
Spring Valley	385,429	385,429
	$28,036,135	$28,036,135

Sleeper:

Sleeper is located in northern Nevada approximately 26 miles northwest of the town of Winnemucca.  The Sleeper Gold Mine consists of 2,322 unpatented mining claims totaling approximately 72.5 square miles.

Mill Creek:

The Mill Creek property consists of 36 unpatented lode mining claims totaling 720 acres south of Battle Mountain Nevada.

Spring Valley:

The Spring Valley property consists of 38 unpatented lode mining claims totaling approximately 760 acres located in Pershing County, Nevada.

Note 9. Property and Equipment:

At December 31, 2015, and June 30, 2015, property and equipment consisted of the following:

	December 30, 2015	June 30, 2015
Computer equipment	$16,365	$8,000
Equipment	1,329	1,329
Subtotal	17,694	9,329

Accumulated depreciation	(3,737)	(1,333)
Total	$13,957	$7,996

During the six month period ended December 31, 2015, net additions to property, and equipment were $8,365 (2014- $—). During the six month period ended December 31, 2015 the Company recorded depreciation of $2,404 (2014-$—).

Note 10. Reclamation and Environmental:

The Company holds an insurance policy related to its Sleeper Gold Project that covers reclamation costs in the event the Company defaults on payments of its reclamation costs up to an aggregate of $25 million.  The unamortized insurance premium is being amortized to December 31, 2016 and the current and non-current prepaid insurance balance at December 31, 2015 is $49,043 (June 30, 2015 - $73,561).

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements — Continued

As a part of its insurance policy, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account at December 31, 2015 is $2,383,039 (June 30, 2015 - $2,499,396).

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

The current undiscounted estimate of the reclamation costs for existing disturbances at the Sleeper Gold Project is $3,915,626 as required by U.S Bureau of Land Management and the Nevada Department of Environmental Protection. Assumptions used to compute the asset retirement obligations as at December 31, 2015 and June 30, 2015 for the Sleeper Gold Project included a credit adjusted risk free rate and inflation rate of 9.76% (June 30, 2015 – 9.76%) and 2.0% (June 30, 2015 – 2.0%), respectively. Expenses are expected to be incurred between the years 2014 and 2053.

Changes to the Company’s asset retirement obligations for the six month period ended December 31, 2015 and the year ended June 30, 2015 are as follows:

	Six Month Period	June 30, 2015
Balance at beginning of period	$1,294,497	$1,291,066
Accretion expense	73,996	134,768
Payments	(125,222)	(131,337)
Balance at end of period	$1,243,271	$1,294,497

Note 11. Other Income

The Company’s other income details were as follows:

	Three Month Period	Three Month Period	Six Month Period	Six Month Period
	2015	2014	2015	2014
Re-imbursement of reclamation costs	$125,222	$67,049	$125,222	$92,435
Leasing of water rights to third party	—	—	5,202	5,100
Gain on disposal of fixed assets	500	—	500	—
Total	$125,722	$67,049	$130,924	$97,535

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

Lease Commitments

During the six month period ended December 31, 2015, the Company entered into office premises leases that expire at various dates until June 30, 2018.  The aggregate minimum rentals payable for these operating leases are as follows:

Year	Total Amount
2016	$16,244
2017	$19,444
2018	$18,400

During the six month period ended December 31, 2015, $11,799 was recognized as rent expense in the statement of operations and comprehensive loss.

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

We are an emerging growth company engaged in the business of exploring mining claims in Nevada, USA. We have no proven reserves at our Sleeper Gold Project in Nevada. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated interim financial statements and related notes that appear elsewhere in this Form 10-Q. In addition to historical condensed consolidated interim financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Plan of Operation – Exploration:

Our work on the Sleeper Gold Project is consistent with Paramount’s strategy of expanding and upgrading known, large-scale precious metal occurrences in established mining camps, defining their economic potential and then partnering them with nearby producers.

Exploration activities in Nevada are focused on our Sleeper Gold Project. Our exploration budget for our fiscal year ending June 30, 2016 will be approximately $1.0 million. The main budget activities will include consulting, completing a new NI 43-101 compliant preliminary economic assessment (“PEA”) and completing a geophysical survey program on the Sleeper Gold project mining claims. We will also evaluate acquisitions opportunities and have budgeted approximately $0.1 million for these activities.

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

In October 2015, we released the results of a new Preliminary Economic Assessment (“PEA”) for our Sleeper Gold Project in Nevada. The PEA was completed by Metal Mining Consultants (“MMC”) of Denver, Colorado.  MMC concluded that the optimal mining scenario is a 30,000 tonnes per day heap leach process facility fed by an open pit.

This mining scenario results in an average annual production of 102,000 ounces of gold and 105,000 ounces of silver for seven years with additional metal recovered over the following two years during final leaching of 37,850 ounces of gold and 30,500 ounces of silver. The life of mine average cash operating are estimated to be US$529 per equivalent gold ounce produced and the total life of mine capital requirements are estimated to be US$258.8 Million.

This PEA is preliminary in nature and should not be considered to be a pre-feasibility or feasibility study, as the economics and technical viability of the Sleeper Gold Project have not been demonstrated at this time. Therefore, there can be no certainty that the estimates contained in the PEA will be realized.

Comparison of Operating Results for the three and six months ended December 31, 2015 and 2014

Results of Operations

We did not earn any revenue from operations for the three and six months ended December 31, 2015 and 2014. On August 25, 2015, we announced the results of a new helicopter assisted magnetic survey conducted on our mining claims for the Sleeper Gold Project.  The two day airborne survey successfully defined several new drilling targets.  Also during the period ended December 31, 2015, we completed our new NI 43-101 compliant PEA.  Other normal course of business activities included filing annual mining claim fees with the BLM, reclamation work at the Sleeper mine site and on-going geological reviews of its mining claims were completed.

Expenses

Our operating expenses of $861,999 for the three months ended December 31, 2015 compared to the three months ended December 31, 2014 increased by approximately 91% or by $409,649. Our exploration expenses decreased by 32% or by $80,187, as the Company focused on completing its new PEA.  Insurance expenses increased by 157% or by $29,393 resulting from a change in amortization estimate. We also recorded increases in professional fees of $98,478, salaries and benefits of $213,239 and general and administration of $99,612 totaling $411,329. Expenses for the three month period ended December 31, 2015 are more reflective of the Company operating as a stand-alone public company from the comparable period as a wholly owned subsidiary of PGSC.

Our operating expenses of $1,670,482 for the six months ended December 31, 2015 compared to the six months ended December 31, 2014 increased by approximately 29% or by $373,962. Our exploration expenses decreased by 9%  or by $43,672, as the Company focused completing its new PEA and new magnetic survey.   Insurance expenses increased by 64%  or by $35,074 resulting from a change in amortization estimate. We also recorded increases in professional fees of $122,531, salaries and benefits of $388,168 and general and administration of $147,328 totaling $658,027. Expenses for the six month period ended December 31, 2015 are more reflective of the Company operating as a stand-alone company from the comparable prior year period as a wholly owned subsidiary of PGSC.

Net Loss

Our net loss for the three months ended December 31, 2015 was $734,967 compared to a net loss of $1,161,199 in the previous year. The decrease of $426,232 or approximately thirty seven percent (37%) was primarily due to the  reduction of imputed interest charged on debt owed to PGSC of $776,589 that offset increases in operating expenses of $409,649 that are a result of the Company operating as a stand-alone company.

Our net loss for the six months ended December 31, 2015 was $1,536,960 compared to a net loss of $2,695,401 in the previous year. The decrease of $1,158,441 or approximately forty three percent (43%) was primarily due to the reduction of imputed interest charged on debt owed to PGSC of $1,529,755 that offset increases in operating expenses of $373,962 that are a result of the Company operating as a stand-alone company.

We will continue to incur losses for the foreseeable future as we continue with our planned exploration programs.

Liquidity and Capital Resources

At December 31, 2015, we had cash and cash equivalents of $7,906,761 compared to $9,282,534 as at June 30, 2015. This decrease of $1,375,773 was a result of the cash used to maintain our annual mining claim fees, fund our Sleeper Gold Project related expenses and general corporate overhead.

At December 31, 2015, we had net working capital of $8,160,026.

We confirm our budgeted cash expenditures of approximately $2.8 million for the fiscal year ended June 30, 2016 as previously reported on Form 10-K filed with SEC on September 17, 2015.  These anticipated cash outlays will be funded by our cash on hand. A breakdown of our proposed expenditures for the fiscal year ending June 30, 2016 are as follows:

•	$110,000 on preparation of a new compliant NI-43-101 preliminary economic assessment for the Sleeper Gold Project;
•	$230,000 on general exploration, exploration management and reclamation activities
•	$225,000 on a geophysical survey at the Sleeper Gold Project;

•	$435,000 on annual mining claim fees; and
•	$1,800,000 on general and administration expenses (expenses include management and employee salary and wages, legal, audit, and marketing).

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
10.1**

Employment Agreement dated October 26, 2015 between Company and Glen Van Treek (Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company filed on October 26, 2015)**

10.2**

Employment Agreement dated October 26, 2015 between Company and Carlo Buffone (Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company filed on October 26, 2015)**

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarban[e]s-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: February 5, 2016	By:	/s/ Glen Van Treek
Glen Van Treek
President and Chief Executive Officer

Date: February 5, 2016	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer

Exhibit Index

Exhibit Number	Description
10.1**

Employment Agreement dated October 26, 2015 between Company and Glen Van Treek (Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company filed on October 26, 2015)**

10.2**

Employment Agreement dated October 26, 2015 between Company and Carlo Buffone (Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company filed on October 26, 2015)**

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Management contract or compensatory plan or arrangement.