Form 10-Q
period 2016-03-31
Paramount Gold Nevada Corp.
filed 2016-05-10
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of Registrant’s Common Stock outstanding, $0.01 par value per share, as of May 4, 2016 was 8,518,791.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

as at March 31, 2016 and June 30, 2015

(Unaudited)

	As at March 31,	As at June 30,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$7,070,985	$9,282,534
Prepaid and deposits	219,939	198,676
Accounts receivable	—	37,071
Promissory note receivable (Note 12)	300,000	—
Prepaid insurance, current portion (Note 10)	36,778	49,043
Marketable securities (Note 3)	—	14,657
Total Current Assets	7,627,702	9,581,981
Non-Current Assets
Mineral properties (Note 8)	28,036,135	28,036,135
Prepaid insurance, non-current portion (Note 10)	—	24,518
Property and equipment (Note 9)	13,389	7,996
Reclamation bond (Note 10)	2,386,336	2,499,396
Total Non-Current Assets	30,435,860	30,568,045
Total Assets	$38,063,562	$40,150,026
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$326,205	$233,200
Total Current Liabilities	326,205	233,200
Non-Current Liabilities
Reclamation and environmental obligation (Note 10)	1,280,270	1,294,497
Total Liabilities	1,606,475	1,527,697
Stockholders' Equity
Common stock, par value $0.01, 50,000,000 authorized shares, 8,518,791 issued and outstanding at December 31, 2015 and at June 30, 2015	85,188	85,188
Additional paid in capital	64,989,672	64,572,546
Deficit	(28,617,773)	(25,980,212)
Accumulated other comprehensive loss	-	(55,193)
Total Stockholders' Equity	36,457,087	38,622,329
Total Liabilities and Stockholders' Equity	$38,063,562	$40,150,026

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Operations and Comprehensive Loss

for the Three and Nine Month Periods ended March 31, 2016 and 2015

(Unaudited)

	For the Three Month Period Ended March 31, 2016	For the Three Month Period Ended March 31, 2015	For the Nine Month Period Ended March 31, 2016	For the Nine Month Period Ended March 31, 2015
Revenue
Other income (Note 11)	$—	$—	$130,924	$97,535
Total Revenue	—	—	130,924	97,535
Expenses
Exploration	101,938	156,655	548,113	645,913
Land holding costs	101,428	101,428	296,664	336,203
Professional fees	409,070	157,187	559,356	184,942
Salaries and benefits	202,153	—	637,119	46,798
Directors compensation	48,535	14,067	157,983	31,060
General and administrative	73,847	10,000	241,801	30,626
Insurance	59,434	22,205	149,454	77,151
Depreciation	568	—	2,972	—
Accretion (Note 10)	36,998	33,692	110,995	101,076
Write down of mineral properties	—	—	—	337,400
Total Expenses	1,033,971	495,234	2,704,457	1,791,169
Net Loss before other items	1,033,971	495,234	2,573,533	1,693,634
Other items
Interest income	(3,297)	(1,354)	(6,008)	(2,831)
Interest and service charges	77	720,432	186	2,117,018
Other than temporary impairment of available-for-sale-securities (Note 3)	69,850	—	69,850	—
Gain on sale of marketable securities	—	—	—	(31,975)
Net Loss	1,100,601	1,214,312	2,637,561	3,775,846
Other comprehensive loss
Unrealized loss on available-for-sale-securities	—	(16,421)	—	108,427
Total Comprehensive Loss for the Period	$1,100,601	$1,197,891	$2,637,561	$3,884,273
Loss per Common Share
Basic	$0.13	$0.15	$0.31	$0.47
Diluted	$0.13	$0.15	$0.31	$0.47
Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	8,518,791	8,101,371	8,518,791	8,101,371
Diluted	8,518,791	8,101,371	8,518,791	8,101,371

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity

for the Nine Month Period Ended March 31, 2016 and Years ended June 30, 2015 and 2014

(Unaudited)

	Shares	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at June 30, 2014	1,000	29,701,475	6,545,714	(20,749,005)	60,149	15,558,333
Returned to treasury by PGSC for Spin-off	(1,000)	(29,701,475)	—	—	—	(29,701,475)
Capital issued for Spin-off transaction	8,101,371	81,014	29,620,461	—	—	29,701,475
Contributed capital by PGSC - Cash	—	—	8,445,860	—	—	8,445,860
Contributed capital by PGSC - Loan reclassified to equity	—	—	15,866,870	—	—	15,866,870
Capital issued for financing	417,420	4,174	1,465,826	—	—	1,470,000
Stock based compensation	—	—	375,788	—	—	375,788
Imputed interest on loans due to PGSC	—	—	2,252,027	—	—	2,252,027
Unrealized loss on marketable securities	—	—	—	—	(8,711)	(8,711)
Transfer on realized gain on sale of marketable securities	—	—	—	—	(106,631)	(106,631)
Net loss	—	—	—	(5,231,207)	—	(5,231,207)
Balance at June 30, 2015	8,518,791	85,188	64,572,546	(25,980,212)	(55,193)	38,622,329
Stock based compensation	—	—	139,547	—	—	139,547
Unrealized loss on marketable securities	—	—	—	—	(13,879)	(13,879)
Net loss	—	—	—	(801,993)	—	(801,993)
Balance at September 30, 2015	8,518,791	85,188	64,712,093	(26,782,205)	(69,072)	37,946,004
Stock based compensation	—	—	139,547	—	—	139,547
Unrealized loss on marketable securities	—	—	—	—	(698)	(698)
Net loss	—	—	—	(734,967)	—	(734,967)
Balance at December 31, 2015	8,518,791	85,188	64,851,640	(27,517,172)	(69,770)	37,349,886
Stock based compensation	—	—	138,032	—	—	138,032
Unrealized loss on marketable securities	—	—	—	—	69,770	69,770
Net loss	—	—	—	(1,100,601)	—	(1,100,601)
Balance at March 31, 2016	8,518,791	85,188	64,989,672	(28,617,773)	—	36,457,087

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Statements of Cash Flows

for the Nine Month Period ended March 31, 2016 and 2015

(Unaudited)

	For the Nine Month Period Ended March 31, 2016	For the Nine Month Period Ended March 31, 2015
Net Loss	$(2,637,561)	$(3,775,846)
Adjustment for:
Depreciation	2,972	—
Stock based compensation	417,126	15,269
Write-down of mineral properties	—	337,400
Interest expense on loans due to PGSC	—	2,116,605
Accretion expense (Note 10)	110,995	101,076
Change in reclamation	(12,162)	(2,831)
Insurance expense	36,783	36,783
Gain on sale of marketable securities (Note 3)	—	(31,975)
Other than temporary impairment of marketable securities (Note 3)	69,850	—
(Increase) decrease in accounts receivable	37,071	—
(Increase) decrease in prepaid expenses	(21,263)	(72,997)
Increase (decrease) in accounts payable	93,005	(14,889)
Cash used in operating activities	(1,903,184)	(1,291,405)
Sale of marketable securities	—	462,075
Purchase of equipment	(8,365)	—
Cash provided by (used in) investing activities	(8,365)	462,075
Loan from PGSC	—	1,251,028
Promissory note receivable (Note 12)	(300,000)	—
Cash provided by (used in) financing activities	(300,000)	1,251,028

Change in cash during period	(2,211,549)	421,698
Cash at beginning of period	9,282,534	452,436
Cash at end of period	$7,070,985	$874,134

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and amounts receivable.  The Company maintains cash in accounts which may, at times, exceed federally insured limits.  At March 31, 2016, the balances of approximately $7 million were in excess of federally insured limits.  We deposit our cash with financial institutions which we believe have sufficient credit quality to minimize the risk of loss.

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

The consolidated financial statements for the year ended June 30, 2015 and condensed consolidated interim financial statements for the period ended March 31 2016, also reflect interest expense imputed by the Company on the non-interest bearing loans from PGSC.

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

For the three and nine months periods ended March 31, 2016 and 2015, the shares of common stock equivalents related to outstanding stock options have not been included in the diluted per share calculation as they are anti-dilutive as the Company has recorded a net loss from continuing operations for each period.

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

Note 3. Marketable Securities and Investments

The following table summarizes the Company’s available-for sale securities on hand as of March 31, 2016 and June 30, 2015:

	Cost Basis	Impairment Charge	Adjusted Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable securities at March 31, 2016	$69,850	69,850	—	—	—	$-
Marketable securities at June 30, 2015	$69,850	—	69,850	55,193	—	$14,657

The marketable securities reflected in the table above includes stock purchase warrants of a single entity involved in the exploration of precious metals.  Each stock purchase warrant is exercisable for a common share of the entity.  The Company performs a quarterly assessment on its marketable securities with unrealized losses to determine if the security is other than temporarily impaired. Based on an evaluation by management, the Company determined that the severity of the impairment (approximately 95 percent less than cost), that the unrealized losses are other than temporary, as a result, an other than temporary impairment charge of $69,850 was recorded for the nine month period ended March 31, 2016 for securities with a cost basis of $69,850.

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

		Fair Value at March 31, 2016			June 30, 2015
Assets	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7,070,985	7,070,985	—	—	$9,282,534
Marketable Securities	$-	—	—	—	$14,657

The Company’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash and cash equivalents that are valued based on quoted market prices in active markets are primarily comprised of commercial paper, short-term certificates of deposit and U.S. Treasury securities.

.

Note 5. Non-Cash Transactions

During the nine month period ended March 31, 2016 and 2015, the Company did not enter into any non-cash activities.

Note 6. Capital Stock

Authorized Capital

Authorized capital stock consists of 50,000,000 common shares with par value of $0.01 per common share (June 31, 2015 – 50,000,000 common shares with par value $0.01 per common share).  At March 31, 2016 there were 8,518,791 common shares issued and outstanding (June 30, 2015- 8,518,791 common shares).

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

The Company did not grant stock options for the nine month period ending March 31, 2016.

A summary of option activity under the Stock Incentive and Compensation Plan  as of March 31, 2016, and changes during the three month period ended is presented below.

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at July 1, 2015	995,000	$1.53
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2016	995,000	$1.53	4.25	—
Exercisable at March 31, 2016	331,670	$1.53	4.25	—

A summary of the status of Paramount’s non-vested shares as of July 1, 2015 and changes during the nine month period ended March 31, 2016 is presented below.

Non-vested Options	Shares	Weighted- Average Grant- Date Fair Value
Non-vested at July 1, 2015	663,330	$1.13
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2016	663,330	$1.13

As of March 31, 2016, there was $320,241 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the employee share option plan. That cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of shares vested during the nine month period ended March 31, 2016 and 2015, was $nil and $nil, respectively.

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements — Continued

Note 7. Related Party Transactions

The Company’s expenses includes allocations from PGSC of costs associated with administrative support functions which included executive management, information systems, finance, legal, accounting and certain other administrative functions and stock-based compensation.  Allocated stock-based compensation includes equity awards granted to employees of the Company as well as allocated stock-based compensation expense associated with PGSC employees that provided administrative support to the Company.  For the three and nine month period ended March 31, 2016 and 2015, the Company’s allocated expenses from PGSC were as follows:

	Three Month Period Ended	Nine Month Period Ended	Three Month Period Ended	Nine Month Period Ended
	2016	2016	2015	2015
Allocated expenses included in:
Exploration	$—	$—	$3,700	$11,100
Salaries and Professional fees	—	—	149,626	197,738
Directors compensation	—	—	14,067	31,060
Total	$—	$—	$167,393	$239,898

As discussed in Note 1, the Company believes the assumptions and methodologies underlying the allocation of administrative expenses and stock-based compensation are reasonable.  However, such expenses may not be indicative of the actual expenses that would have been incurred by the Company as a stand-alone company.  As such, the financial information herein may not necessarily reflect the consolidated financial position, results of operation, and cash flows of the Company in the future or if the Company had been a stand-alone entity during the comparative presented period ended March 31, 2015.

During the three and nine month period ended March 31, 2016, directors were paid or accrued $17,329 and $63,681 respectively (2015- $14,067 and $27,848) for their services as directors of the Company’s Board.  During the three and nine month period ended March 31, 2016, the Company also recorded stock based compensation for directors for previously awarded stock options that have not vested in the amount of $31,206 and $94,302 respectively (2015 - $ - and $3,212 ).

All transactions with related parties are made in the normal course of operations and are measured at exchange value.

Note 8. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	March 31, 2016	June 30, 2015
Sleeper	$25,554,090	$25,554,090
Mill Creek	2,096,616	2,096,616
Spring Valley	385,429	385,429
	$28,036,135	$28,036,135

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

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements — Continued

Note 9. Property and Equipment:

At March 31, 2016, and June 30, 2015, property and equipment consisted of the following:

	March 31,2016	June 30, 2015
Computer equipment	$16,365	$8,000
Equipment	1,329	1,329
Subtotal	17,694	9,329

Accumulated depreciation	(4,305)	(1,333)
Total	$13,389	$7,996

During the nine month period ended March 31, 2016, net additions to property, and equipment were $8,365 (2015- $—). During the nine month period ended March 31, 2016 the Company recorded depreciation of $2,972 (2015-$—).

Note 10. Reclamation and Environmental:

The Company holds an insurance policy related to its Sleeper Gold Project that covers reclamation costs in the event the Company defaults on payments of its reclamation costs up to an aggregate of $25 million.  The unamortized insurance premium is being amortized to December 31, 2016 and the current and non-current prepaid insurance balance at March 31, 2016 is $36,778 (June 30, 2015 - $73,561).

As a part of its insurance policy, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account at March 31, 2016 is $2,386,336 (June 30, 2015 - $2,499,396).

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

The current undiscounted estimate of the reclamation costs for existing disturbances at the Sleeper Gold Project is $3,915,626 as required by U.S Bureau of Land Management and the Nevada Department of Environmental Protection. Assumptions used to compute the asset retirement obligations as at March 31, 2016 and June 30, 2015 for the Sleeper Gold Project included a credit adjusted risk free rate and inflation rate of 9.76% (June 30, 2015 – 9.76%) and 2.0% (June 30, 2015 – 2.0%), respectively. Expenses are expected to be incurred between the years 2014 and 2053.

Changes to the Company’s asset retirement obligations for the nine month period ended March 31, 2016 and the year ended June 30, 2015 are as follows:

	Nine Month Period	June 30, 2015
Balance at beginning of period	$1,294,497	$1,291,066
Accretion expense	110,995	134,768
Payments	(125,222)	(131,337)
Balance at end of period	$1,280,270	$1,294,497

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements — Continued

Note 11. Other Income

The Company’s other income details were as follows:

	Three Month Period	Three Month Period	Nine Month Period	Nine Month Period
	2016	2015	2016	2015
Re-imbursement of reclamation costs	$-	$-	$125,222	$92,435
Leasing of water rights to third party	—	—	5,202	5,100
Gain on disposal of fixed assets	-	—	500	—
Total	$-	$-	$130,924	$97,535

Note 12. Commitments and Contingencies:

Lease Commitments

During the nine month period ended March 31, 2016, the Company entered into office premises leases that expire at various dates until June 30, 2018.  The aggregate minimum rentals payable for these operating leases are as follows:

Year	Total Amount
2016	$7,122
2017	$19,444
2018	$18,400

During the nine month period ended March 31, 2016, $22,073 was recognized as rent expense in the statement of operations and comprehensive loss.

Calico Resources Corp.

On March 14, 2016, Paramount Gold Nevada Corp. (“Paramount”) and Calico Resources Corp. (“Calico”) entered into an Arrangement Agreement (the “Agreement”) providing for the acquisition of Calico by Paramount (the “Transaction”).  The principal asset of Calico is the Grassy Mountain Gold Project in Oregon, USA.

The Transaction  is structured as a Plan of Arrangement under the Business Corporations Act (British Columbia) and is subject to approval by the Supreme Court of British Columbia (the “Court”).  Under the terms of the Agreement, each issued and outstanding share of Calico’s common shares will be converted into the right to receive 0.07 of a share of common stock of Paramount.  All outstanding stock options to purchase common shares of Calico will be terminated prior to the closing of the Transaction.  After the closing of the Transaction, it is projected that existing shareholders of Calico will own approximately 46% of Paramount’s common stock, while existing stockholders of Paramount will continue to own the remaining 54%. Paramount stockholder are expected to hold 57% of the pro forma entity's common stock on a fully-diluted basis, and Calico’s shareholders are expected to hold the remaining 43%.  No fractional shares of Paramount’s common stock will be issued in the Transaction, and Calico’s shareholders will receive cash in lieu of any such fractional shares.

The Transaction was unanimously approved by the board of directors of both parties.

The completion of the Transaction is subject to customary closing conditions, including, among others: (i) receipt of  an interim order from the Court: (ii) the approval of Calico’s shareholders of the Transaction: (iii) the approval by Paramount’s stockholders of the issuance of Paramount’s common stock to Calico’s shareholders: (iv) the approval for listing by the NYSE MKT LLC of Paramount’s common stock issuable to Calico’s shareholders: (v) the absence of material adverse effect on either Paramount or Calico, and (vi) the receipt of a final order from the Court.

The Agreement contains customary representations, warranties and covenants.  Certain covenants require that each of the parties: (i) use reasonable best efforts to cause the Transaction to be completed, including with regard to obtaining all the regulatory approvals and (ii) call and hold a special stockholders’ meeting and in the case of Calico, recommend approval of the Transaction, and, in the

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements — Continued

case of Paramount recommend approval of the issuance of Paramount’s common stock.  In addition, Calico has agreed not to solicit alternative transaction proposals.

The Agreement contains certain termination rights and provides that (i) upon termination of the Agreement under specified circumstances, including a change in the recommendation of Calico’s board of directors, Calico will owe Paramount a cash breakup fee of $300,000, and (ii) upon the termination of the Agreement under certain other specified circumstances, including a change in the recommendation of Paramount’s board of directors, Paramount will owe Calico a cash breakup fee of $300,000.

In connection with the Transaction, Paramount and Calico have entered into a loan agreement dated March 14, 2016 (the “Loan Agreement”).  Pursuant to the Loan Agreement, Paramount will provide Calico with interim debt financing of up to US$800,000 (the “Interim Loan”), to be repaid 90 days following the termination of the Agreement. The loan will be convertible into shares of Calico’s common shares at a price of CDN$0.10 per share, subject to the approval of the TSX Venture Exchange, and will be secured by all of Calico’s assets. The proceeds of the Interim Loan will be used by Calico for general corporate purposes prior to the completion of the Transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give the Company's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company's current plans, and the Company's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, and in the risk factors on Form 10-K that was filed with the U.S. Securities and Exchange Commission (SEC) on September 17, 2015. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

Arrangement Agreement

On March 14, 2016, Paramount Gold Nevada Corp. (“Paramount”) and Calico Resources Corp. (“Calico”) entered into an Arrangement Agreement (the “Agreement”) providing for the acquisition of Calico by Paramount (the “Transaction”).  The principal asset of Calico is the Grassy Mountain Gold Project in Oregon, USA.

The Transaction is structured as a Plan of Arrangement under the Business Corporations Act (British Columbia) and is subject to approval by the Supreme Court of British Columbia (the “Court”).  Under the terms of the Agreement, each issued and outstanding share of Calico’s common shares will be converted into the right to receive 0.07 of a share of common stock of Paramount.  All outstanding stock options to purchase common shares of Calico will be terminated prior to the closing of the Transaction.  After the closing of the Transaction, it is projected that existing shareholders of Calico will own approximately 46% of Paramount’s common stock, while existing stockholders of Paramount will continue to own the remaining 54%. Paramount stockholder are expected to hold 57% of the pro forma entity's common stock on a fully-diluted basis, and Calico’s shareholders are expected to hold the remaining 43%.  No fractional shares of Paramount’s common stock will be issued in the Transaction, and Calico’s shareholders will receive cash in lieu of any such fractional shares.

The Transaction was unanimously approved by the board of directors of both parties.

The completion of the Transaction is subject to customary closing conditions, including, among others: (i) receipt of  an interim order from the Court: (ii) the approval of Calico’s shareholders of the Transaction: (iii) the approval by Paramount’s stockholders of the issuance of Paramount’s common stock to Calico’s shareholders: (iv) the approval for listing by the NYSE MKT LLC of Paramount’s common stock issuable to Calico’s shareholders: (v) the absence of material adverse effect on either Paramount or Calico, and (vi) the receipt of a final order from the Court.

The Agreement contains customary representations, warranties and covenants.  Certain covenants require that each of the parties: (i) use reasonable best efforts to cause the Transaction to be completed, including with regard to obtaining all the regulatory approvals and (ii) call and hold a special stockholders’ meeting and in the case of Calico, recommend approval of the Transaction, and, in the case of Paramount recommend approval of the issuance of Paramount’s common stock.  In addition, Calico has agreed not to solicit alternative transaction proposals.

The Agreement contains certain termination rights and provides that (i) upon termination of the Agreement under specified circumstances, including a change in the recommendation of Calico’s board of directors, Calico will owe Paramount a cash breakup fee of $300,000, and (ii) upon the termination of the Agreement under certain other specified circumstances, including a change in the recommendation of Paramount’s board of directors, Paramount will owe Calico a cash breakup fee of $300,000.

In connection with the Transaction, Paramount and Calico have entered into a loan agreement dated March 14, 2016 (the “Loan Agreement”).  Pursuant to the Loan Agreement, Paramount will provide Calico with interim debt financing of up to US$800,000 (the “Interim Loan”), to be repaid 90 days following the termination of the Agreement. The loan will be convertible into shares of Calico’s common shares at a price of CDN$0.10 per share, subject to the approval of the TSX Venture Exchange, and will be secured by all of Calico’s assets. The proceeds of the Interim Loan will be used by Calico for general corporate purposes prior to the completion of the Transaction.

The proposed Transaction has been unanimously approved by the boards of directors of Paramount and Calico, and is supported by the management teams of both companies. We currently expect the Transaction to close in the second calendar quarter of 2016, subject to the satisfaction of customary closing conditions, including the approval of the shareholders of both companies.

Plan of Operation – Exploration:

Our work on the Sleeper Gold Project is consistent with Paramount’s strategy of expanding and upgrading known, large-scale precious metal occurrences in established mining camps, defining their economic potential and then partnering them with nearby producers.

Exploration activities in Nevada are focused on our Sleeper Gold Project. Our exploration budget for our fiscal year ending June 30, 2016 will be approximately $1.0 million. The main budget activities will include completing a new NI 43-101 compliant preliminary economic assessment (“PEA”) and completing a geophysical survey program on the Sleeper Gold project mining claims. We will also continue with the environmental monitoring and activities related to the mine site closure plan at Sleeper.

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

Comparison of Operating Results for the three and nine months ended March 31, 2016 and 2015

Results of Operations

We did not earn any revenue from operations for the three and nine months ended March 31, 2016 and 2015. On August 25, 2015, we announced the results of a new helicopter assisted magnetic survey conducted on our mining claims for the Sleeper Gold Project.  The two day airborne survey successfully defined several new drilling targets. Also during the period ended March 31, 2016, we completed our new NI 43-101 compliant PEA.  Other normal course of business activities included filing annual mining claim fees with the BLM, reclamation and monitoring work at the Sleeper mine site and on-going geological reviews of its mining claims were completed.

Expenses

Our operating expenses of $1,051,867 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 increased by approximately 112% or by $556,633. Our exploration expenses decreased by 35% or by $54,717, as the Company did not perform any significant exploration programs and focused on the due diligence activities related to the Calico Transaction.  Insurance expenses increased by 168% or by $37,229 resulting from a change in amortization estimate. We also recorded increases in professional fees of $234,026, salaries and benefits of $202,153 and general and administration of $63,847 totaling $500,026. Excluding one-time legal, financial advisory and due diligence expenses directly attributable to the Calico Transaction of $389,229, expenses for the three month period ended March 31, 2016 are more reflective of the Company operating as a stand-alone public company from the comparable period as a wholly owned subsidiary of PGSC.

Our operating expenses of $2,722,354 for the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015 increased by approximately 52%  or by $931,185 . Our exploration expenses decreased by 15%  or by $97,800, as the Company focused solely on completing its new PEA and new magnetic survey.   Insurance expenses increased by  94%  or by $72,303 resulting from a change in amortization estimate. We also recorded increases in professional fees of $356,557, salaries and benefits of $590,321 and general and administration of $211,175 totaling $1,158,053. Excluding one-time legal, financial advisory and due diligence expenses directly attributable to the Calico Transaction of $482,620, expenses for the nine month period ended March 31, 2016 are more reflective of the Company operating as a stand-alone company from the comparable prior year period as a wholly owned subsidiary of PGSC.

Net Loss

Our net loss for the three months ended March 31, 2016 was $1,118,497 compared to a net loss of $1,214,312 in the previous year. The decrease of $95,815 or approximately thirty seven percent (8%) was primarily due to the reduction of imputed interest charged on debt owed to PGSC of $720,355 that offset increases in operating expenses of  $556,633  that are a result of the Company operating as a stand-alone company and one-time Transaction expenses.

Our net loss for the nine months ended March 31, 2016 was $2,655,457 compared to a net loss of $3,775,846 in the previous year. The decrease of $1,120,389 or approximately forty three percent (30%) was primarily due to the reduction of imputed interest charged on debt owed to PGSC of $2,116,833 that offset increases in operating expenses of $931,185 that are a result of the Company operating as a stand-alone company and one-time Transaction expenses.

We will continue to incur losses for the foreseeable future as we continue with our planned exploration programs.

Liquidity and Capital Resources

At March 31, 2016, we had cash and cash equivalents of $7,070,985 compared to $9,282,534 as at June 30, 2015. This decrease of $2,211,549 was a result of the cash used to maintain our annual mining claim fees, fund our Sleeper Gold Project related expenses, general corporate overhead, Transaction related expenses and cash advanced to Calico in the amount of $300,000.

At March 31, 2016, we had net working capital of $7,283,601.

We previously reported on Form 10-K filed with the SEC on September 17, 2015 our budgeted cash expenditures of approximately $2.8 million for the fiscal year ending June 30, 2016.  We are increasing this estimate to $3.8 million due the transaction costs we expect to incur related to the Calico Transaction.    These anticipated cash outlays will be funded by our cash on hand. A breakdown of our proposed expenditures for the fiscal year ending June 30, 2016 are as follows:

•	$110,000 on preparation of a new compliant NI-43-101 preliminary economic assessment for the Sleeper Gold Project;
•	$230,000 on general exploration, exploration management and reclamation activities
•	$225,000 on a geophysical survey at the Sleeper Gold Project;
•	$435,000 on annual mining claim fees;
•	$1,000,000 on the Calico Transaction; and
•	$1,800,000 on general and administration expenses (expenses include management and employee salary and wages, legal, audit, and marketing).

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

	2015		2014
WA Risk free interest rate	0.98%		0.12%
WA Expected dividend yield	0%		0%
WA Expected stock price volatility	108%		58%
WA Expected life of options	3.75	years	2 years

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

In general, the strengthening of the U.S. dollar will positively impact our expenses transacted in Canadian dollars. Conversely, any weakening of the U.S dollar will increase our expenses transacted in Canadian dollars. We do not believe that any weakening of the U.S. dollar as compared to the Canadian dollar will have an adverse material effect on our operations.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for year ended June 30, 2015.

Risks related to the Arrangement

The following risk factors are not a definitive list of all risk factors associated with the Arrangement. Additional risks and uncertainties, including those currently unknown or considered immaterial by Paramount, may also adversely affect the Paramount Shares, and/or the business of Paramount following the Arrangement.

Paramount and Calico may not be able to complete the acquisition or may elect to pursue a different strategic transaction, which may not occur on commercially reasonably terms or at all.

Paramount cannot assure you that the acquisition of Calico will close in a timely manner or at all. The Arrangement Agreement is subject to many closing conditions and termination rights. If Paramount does not complete the transactions contemplated by the Arrangement Agreement, the Paramount Board may elect to attempt to complete a different strategic transaction. Attempting to complete different strategic transactions would prove to be costly and time consuming, and Paramount cannot make any assurances that a future strategic transaction will occur on commercially reasonable terms or at all.

The exchange ratio is fixed and will not be adjusted in the event of any change in either Calico’s or Paramount’s stock price.

Upon closing of the Arrangement, each Calico common share will be converted into the right to receive 0.07 shares of Paramount common stock. This exchange ratio was fixed in the Arrangement Agreement and will not be adjusted for changes in the market price of either Calico common shares or Paramount common stock. Changes in the price of Paramount common stock prior to the Arrangement will affect the market value that Calico shareholders will receive on the date of the Arrangement. Share price changes may result from a variety of factors (many of which are beyond our control), including the following:

•	changes in Calico’s or Paramount’s businesses, operations, performance and prospects;
•	changes in market assessments of the business, operations and prospects of Calico or Paramount;
•	investor behavior and strategies, including market assessments of the likelihood that the Arrangement will be completed;
•	interest rates, metals prices, general market and economic conditions and other factors generally affecting the price of Calico’s and Paramount’s common stock; and
•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which Paramount and Calico operate.

The price of Paramount common stock at the closing of the Arrangement may vary from its price on the date the Arrangement Agreement was executed. As a result, the market value represented by the exchange ratio will also vary.

The combined company may not realize the benefits from the transaction because of various challenges.

The acquisition will involve the integration of companies that previously operated independently. Paramount’s ability to realize the anticipated benefits of the acquisition will depend, in part, upon the following:

•	the ability of Paramount to successfully integrate Calico’s business and processes with those of Paramount;

•	how efficiently Paramount’s officers can manage the operations of the combined company;

•	the amount of charges associated with the purchase accounting for the acquisition;

•	economic conditions affecting both the general economy and the mining industry in particular; and

•	the actual closing date of the acquisition.

Some of these factors are also outside the control of either company. One or more of these factors could result in increased operating costs, lower revenues, lower earnings or losses or negative cash flows, any of which could reduce the price of Paramount’s stock, harming your investment.

If the proposed acquisition is not consummated, Paramount will have incurred substantial costs that may adversely affect Paramount’s financial results and operations and the market price of Paramount Shares.

Paramount has incurred and will incur substantial costs in connection with the proposed acquisition. These costs are primarily associated with the fees of financial advisors, attorneys and accountants. In addition, Paramount has diverted significant management resources in an effort to complete the acquisition. If the acquisition is not completed, Paramount will have incurred significant costs, including the diversion of management resources, for which it will have received little or no benefit.

The completion of the acquisition is subject to several conditions and risks, including, among other things, the risk that either Calico or Paramount will fail to obtain the required approvals.  If the acquisition is not completed, the price of Paramount Shares may decline.

The increased number of Paramount Shares as a result of the issuance of Paramount Shares pursuant to the proposed acquisition may increase the volatility of Paramount’s share price.

Although the issuance of Paramount Shares in connection with the acquisition should increase liquidity in the market for such Paramount Shares, there may be greater volatility of market prices in the near term pending the creation of a stable stockholder base. Any such volatility could result in a decline in the market price of Paramount Shares.

The value of Paramount Shares may be adversely affected by any inability of the combined company to achieve the benefits expected to result from the completion of the Arrangement.

Achieving the benefits of the Arrangement will depend in part upon meeting the challenges inherent in the successful combination of business enterprises of the size and scope of Paramount and Calico and the possible resulting diversion of management attention for an extended period of time. There can be no assurance that the combined company will meet these challenges and that such diversion will not negatively impact the operations of the combined company following the closing of the Arrangement.

The combined company may not realize the benefits of its growth projects.

As part of its strategy, the combined company will continue existing efforts and initiate new efforts to develop gold and other mineral projects and will have a larger number of such projects as a result of the proposed acquisition. A number of risks and uncertainties are associated with the development of these types of projects, including political, regulatory, design, construction, labor, operating, technical and technological risks and uncertainties relating to capital and other costs and financing risks. The failure to successfully develop any of these initiatives could have a material adverse effect on the combined company’s financial position and results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART IV

Item 6. Exhibits.

(a)	Index to Exhibits

Exhibit Number	Description
2.1

Arrangement Agreement and Plan of Arrangement dated March 14, 2016, among Paramount Gold Nevada Corp. and Calico Resources Corp. (Incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K of the Company filed on March 17, 2016)

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

Company Name

Date: May 10, 2016	By:	/s/ Glen Van Treek
Glen Van Treek
President and Chief Executive Officer

Date: May 10, 2016	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer

Exhibit Index

Exhibit Number	Description
2.1

Arrangement Agreement and Plan of Arrangement dated March 14, 2016, among Paramount Gold Nevada Corp. and Calico Resources Corp. (Incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K of the Company filed on March 17, 2016)

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