Form 10-K
period 2016-06-30
Paramount Gold Nevada Corp.
filed 2016-09-16
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of December 31, 2015, the last business day of the registrant’s most recently completed second quarter, the last sale price on the NYSE MKT LLC of the Common Stock was $1.04, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $7.6 million.

The number of shares of Registrant’s Common Stock outstanding as of September 12, 2016 was 15,690,000.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders (the “2016 Proxy Statement”) are incorporated by reference into Part III of this Report where indicated.  The 2016 Proxy Statement will be filed with the U.S. Securities Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

induced polarization – is a geophysical imaging technique used to identify the electrical chargeability of subsurface materials, such as ore.

in-situ – in its natural position.

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

preliminary feasibility study (pre-feasibility study) – comprehensive study of a range of options for the technical and economic viability of a mineral project that has advanced to a stage where a preferred mining method, in the case of underground mining, or the pit configuration, in the case of an open pit, is established and an effective method of mineral processing is determined. It includes a financial analysis based on reasonable assumptions on mining, processing, metallurgical, economic, marketing, legal, environmental, social and governmental considerations and the evaluation of any other relevant factors. probable reserve – refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

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

As previously announced on March 14, 2016, Paramount Gold Nevada Corp. (“Paramount”) and Calico Resources Corp. (“Calico”) entered into an Arrangement Agreement (the “Agreement”) providing for the acquisition of Calico by Paramount (the “Transaction”).    On July 7, 2016, pursuant to the terms and conditions of the Agreement, Calico became a wholly-owned subsidiary of Paramount.

On July 7, 2016, Paramount and Calico completed the transaction contemplated by the Agreement, pursuant to which Calico became a wholly-owned subsidiary of Paramount.  Pursuant to the Agreement, at the effective time, each issued and outstanding share of Calico common share, no par value per share, was converted into the right to receive 0.07 of a share of common stock of Paramount, par value $0.01 per share.  No cash or other compensation was paid for fractional shares. Paramount issued approximately 7.2 million shares of Paramount common stock as consideration in the transaction.  Based on the closing price of Paramount common stock on July 6, 2016 as reported on the New York Stock Exchange MKT, the aggregate value of the consideration paid or payable to former holders of Calico’s common shares is approximately $15.2 million.

The requisite approval of the Plan of Arrangement by the Calico shareholders was obtained at annual and special meeting of the Calico shareholders held on June 29, 2016.  On July 5, 2016, a final order (the “Final Order”) was entered by the Supreme Court of British Columbia (the “Court”) in connection with the Plan of Arrangement (Vancouver Registry No. S-105075).

OVERVIEW OF PARAMOUNT GOLD NEVADA CORP.

We are an emerging growth company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America.  Paramount owns advanced stage exploration projects in the states of Nevada and Oregon. We enhance the value of our projects by implementing exploration and engineering programs that are likely to expand and upgrade known mineralized material to reserves. Paramount believes there are several ways to realize the value of its projects: selling its projects to producers; joint venturing its projects with other companies; or building and operating small mines on its own.

The Company’s principal Nevada interest, the Sleeper Gold Project, is located in Humboldt County, Nevada, and was a producing mine until 1996.

Our project located in Oregon, known as the Grassy Mountain Project (“Grassy”), is located in Malheur County, Oregon, and was acquired by way of statutory plan of arrangement in the Province of British Columbia, Canada with Calico in July 2016.

INTER-CORPORATE RELATIONSHIPS

We currently have four active wholly owned direct subsidiaries:

New Sleeper Gold LLC and Sleeper Mining Company, LLC, which operate our mining interests in Nevada.

Calico Resources Corp. and Calico Resources USA Corp., which holds our interest in the Grassy Mountain Project in Oregon.

The Company’s corporate structure is as follows:

COMPETITION

The mineral exploration industry is highly competitive. We compete with junior and senior mineral exploration companies, independent producers and institutional and individual investors who are actively seeking to acquire mineral exploration properties throughout the United States together with the equipment, labor and materials required to explore on those properties. Competition for the acquisition of mineral exploration interests is intense with many mineral exploration leases or concessions available through a competitive bidding process in which we may lack the technological information or expertise available to other bidders. Accordingly, these competitors may be able to spend greater amounts on acquiring mineral exploration interests of merit or on exploring or developing their mineral exploration properties. This advantage could enable our competitors to acquire mineral exploration properties of greater quality and interest to prospective investors who may choose to finance their exploration and development projects instead of the Company’s. Such competition could adversely impact our ability to attain the financing necessary for us to acquire further mineral exploration interests.

We do not compete with anyone with respect to our existing mineral claims because they are 100% controlled or owned by us. We believe we have or can acquire on reasonable terms the equipment, labor and materials necessary to explore our current properties. Because there is presently no known mineral reserve at this time on our existing properties, we have not determined the impact of any capital expenditures on our earnings or competitive position in the event a potentially commercially mineable ore deposit is discovered.

UNITED STATES REGULATIONS

Mining Claims: Exploration activities on our properties are conducted both upon federally-owned land and private land. Most federally-owned land is administered by the Bureau of Land Management (“BLM”). On existing claims owned by the federal government, we are required to pay annual claim maintenance fees of $155 per claim on or before September 1st at the State Office of the BLM. In addition, we are required to pay the county recorder of the county in which the claim is situated an annual fee of $10.50 per claim. On certain claims, we are required to pay a fee for each 20 acres of an association placer. For any new claims we acquire by staking, we must file a certificate of location with the State Office of the BLM within 90 days of making the claim along with a fee equal to the amount of the annual claim maintenance fee.

Annual Payments made to federal and other state agencies to maintain claims

Property	Number of Claims	Federal payments to Bureau of Land Management	Payment to Local County	Total Annual Payment to Maintain Claims
Sleeper Gold Project and Other Nevada Claims	2396	$380,525	$25,185	$405,710
Grassy Mountain Project	433	$71,145	$2,287	$73,432
Total Annual Payment to Maintain Mining Claims				$479,142

Mining Exploration: BLM regulations require, and we have obtained, permits for surface disturbances to conduct our exploration activities. At our Sleeper Gold Project, there are also numerous permits in place that are maintained from the previous mine operations. We maintain these permits for ease in updating should a decision be made to reinitiate production at the Sleeper Gold mine. Maintenance of these permits includes monthly, quarterly and annual monitoring and reporting to various government agencies and departments.

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

We expect that our annual obligations to satisfy reclamation requirements to be approximately $807,000 for the next five years. Annual outlays are reimbursed by the existing reclamation bond and reimbursements are expected to approximate the actual outlays. In August 2016, the Company’s mine closure plan and existing plan was determined to be sufficient by the BLM.

EMPLOYEES

As of June 30, 2016 we employed six employees, all of whom are full-time, and one consultant.

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

No revenue generated from operations.

We have not generated any revenues from operations. Our net loss for the fiscal year ended June 30, 2016 totaled $5,342,172. We have incurred losses in the past and we will likely continue to incur losses in the future. Even if our drilling programs identify gold, silver or other mineral reserves, there can be no assurance that we will be able to commercially exploit these resources, generate any revenues or generate sufficient revenues to operate profitably.

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

We cannot be assured that any of our projects are economically feasible or that feasibility studies will accurately forecast operating results.

Our future profitability depends on the economic feasibility of our projects.  We have not completed any feasibility studies for any of our projects.  There can be no assurance that the results of a feasibility study for either the Grassy Mountain Project or the Sleeper Gold Project will be positive.  Economic feasibility depends on many factors which include estimates on production rates, revenues, operating and capital costs.  If we complete a feasibility study for any our projects and obtain financing to construct and initiate mining operations, there can be no assurance that actual operating results will not vary unfavorably from the estimates and assumptions included in the feasibility study.

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

We compete with many companies in the mining industry, including large, established mining companies with substantial capabilities, personnel and financial resources. There is a limited supply of desirable mineral lands available for claim staking, lease or acquisition in the United States of America where we may conduct exploration activities. We may be at a competitive disadvantage in acquiring mineral properties because we compete with these individuals and companies, many of which have greater financial resources and larger technical staffs.

Title to mineral properties can be uncertain, and we are at risk of loss of ownership of one or more of our properties. Our ability to explore and operate our properties depends on the validity of our title to that property. A significant amount of our mineral properties consist of leases of unpatented mining claims. Unpatented mining claims provide only possessory title and their validity is often subject to contest by third parties or the federal government, which makes the validity of unpatented mining claims uncertain and generally more risky. These uncertainties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, assessment work and possible conflicts with other claims not determinable from public record. Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. We have not obtained title opinions covering our entire property, with the attendant risk that title to some claims, particularly title to undeveloped property, may be defective. There may be valid challenges to the title to our property which, if successful, could impair development and/or operations.

There are no confirmed commercially mineable ore deposits on any properties from which we may derive any financial benefit.

Neither we nor any independent geologist, has confirmed commercially mineable ore deposits on any of our properties. In order to carry out additional exploration programs of any potential ore body and to place it into commercial production, we will require substantial additional funding.

We have no mining operations and no history as a mining company.

We are an exploration stage mining company and have no ongoing mining operations of any kind. We have interests in mining claims which may or may not lead to production.

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

We are currently proceeding with plans to explore our mineral properties on the basis of estimated exploration costs. If our exploration costs are greater than anticipated, then we will have fewer capital resources for other expenses and losses could increase. Factors that could cause exploration costs to increase include adverse weather conditions, difficult terrain, increased government regulation and shortages of qualified personnel.

Assuming no adverse developments outside of the ordinary course of business, our exploration budget will be approximately $4.5 million for the next twelve months. Exploration will be funded by our available cash reserves and future issuances of common stock, warrants or units. Our exploration program may vary significantly from what we have budgeted depending upon the results we achieve. Even if we identify mineral reserves which have the potential to be commercially developed, we will not generate revenues until such time as we undertake mining operations. Mining operations will involve a significant capital infusion. Mining costs are speculative and dependent on a number of factors including mining depth, terrain and necessary equipment. We do not believe that we will have sufficient funds to implement mining operations without additional capital raises of debt and or equity or without a joint venture partner, of which there can be no assurance.

Our continuing reclamation obligations at our properties could require significant additional expenditures.

We are responsible for the reclamation obligations related to disturbances located on all of our properties, including the Sleeper Gold Project. We have posted a bond in the amount of the estimated reclamation obligation at the Sleeper Gold Project. Every three years, we are required to submit a mine closure plan to the BLM for the Sleeper Gold Project. Based on a review by the BLM of our mine closure that PGSC submitted in June 2016, the BLM determined that our existing bond was sufficient. There is a risk that any cash bond, even if increased based on the analysis and work performed to update the reclamation obligations, could be inadequate to cover the actual costs of reclamation when carried out. The satisfaction of bonding requirements and continuing reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional bonding requirements, and further, that the regulatory authorities may increase reclamation and bonding requirements to such a degree that it would not be commercially reasonable to continue exploration activities, which may adversely affect our results of operations, financial performance and cash flows.

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

The price of both gold and silver has fluctuated significantly over the past few years. Despite the volatility in the price of gold, there continues to be interest in gold and silver mining and companies engaged in that business, including the exploration for both gold and silver. However, in the event that the price of these metals falls, the interest in the gold and silver mining industry may decline and the value of our business could be adversely affected. Even if we are able to generate revenues, there can be no assurance that any of our operations will prove to be profitable. Finally, in recent decades, there have been periods of both overproduction and underproduction of both gold and silver resources. Such conditions have resulted in periods of excess supply of and reduced demand on a worldwide basis and on a domestic basis. These periods have been followed by periods of short supply of and increased demand for both gold and silver. We cannot predict what the market for gold or silver will be in the future.

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

Our organization is subject to extensive and complex federal and state laws and regulations. If we fail to comply with the laws and regulations that are directly applicable to our business, we could suffer civil and/or criminal penalties or be subject to injunctions or cease and desist orders. While we believe that we are currently compliant with applicable rules and regulations, if there are changes in the future, there can be no assurance that we will be able to comply in the future, or that future compliance will not significantly adversely impact our operations.

We rely on independent analysis to analyze our drilling results and planned exploration activities.

We rely on independent geologists to analyze our drilling results and to prepare resource reports on several of our mining claims. While these geologists rely on standards established by the Canadian Institute of Mining, Metallurgy and Petroleum, Standards on Mineral Resources and Mineral Reserves and other standards established by various licensing bodies, there can be no assurance that their estimates or results will be accurate. Analyzing drilling results and estimating reserves or targeted drilling sites is not a certainty. Miscalculations and unanticipated drilling results may cause the geologists to alter their estimates. If this should happen, we would have devoted resources to areas where resources could have been better allocated.

We are an “emerging growth company”, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

As an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make our financial statements not comparable with those of another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period because of the potential differences in accounting standards used.

We cannot predict if investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock.

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

Risks Related to the Arrangement Agreement

The combined company may not realize the benefits from the transaction because of various challenges.

The acquisition will involve the integration of companies that previously operated independently. Paramount’s ability to realize the anticipated benefits of the acquisition will depend, in part, upon the following:

•	the ability of Paramount to successfully integrate Calico’s business and processes with those of Paramount;
•	how efficiently Paramount’s officers can manage the operations of the combined company; and
•	economic conditions affecting both the general economy and the mining industry in particular.

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

In May 2015, Paramount announced the results of its updated mineralized material estimate for its Sleeper Gold Project.  The estimate incorporated all new drilling since the last mineralized material estimate that was completed in September 2011.  Both estimations were completed by SRK.

In August 2015, we completed an initial geophysical survey which consisted of a helicopter magnetometry study.  The survey defined several possible exploration targets which are being reviewed by our geological team.  Additional surveys on areas covered by overburden will be evaluated for further testing.  This testing can include Induced Polarization programs or other indirect methodologies. The Company believes that the resulting data derived from the geophysical program will produce valuable drilling targets.  Future drill programs will be designed with the aim identifying new zones of mineralization with an emphasis on areas covered with overburden.

In October 2015, we released the results of a new PEA for our Sleeper Gold Project in Nevada. The PEA was completed by Metal Mining Consultants Inc. (“MMC”) of Denver, Colorado.  MMC concluded that the optimal mining scenario is a 30,000 tonnes per day heap leach process facility fed by an open pit.

This mining scenario results in an average annual production of 102,000 ounces of gold and 105,000 ounces of silver for seven years with additional metal recovered over the following two years during final leaching of 37,850 ounces of gold and 30,500 ounces of silver. The life of mine average cash operating are estimated to be $529 per equivalent gold ounce produced and the total life of mine capital requirements are estimated to be $258.8 Million.

This PEA is preliminary in nature and should not be considered to be a pre-feasibility or feasibility study, as the economics and technical viability of the Sleeper Gold Project have not been demonstrated at this time. Therefore, there can be no certainty that the estimates contained in the PEA will be realized.

Geology and Mineralization

The Sleeper Gold Project is situated within the western, apparently older, part of the Northern Nevada Rift geologic province of Miocene age, along the western flank of the Slumbering Hills within Desert Valley. The geological structures that underlie Desert Valley appear to have been down-dropped 3,000 to 3,300 feet along the north-to northeast-trending normal faults along the western edge of the Slumbering Hills.

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

Grassy Mountain Gold Project

Overview and Location

The Grassy Mountain Project is located in Malheur County, Oregon, approximately 22 miles south of Vale, Oregon, and roughly 70 miles west of Boise, Idaho. The property is accessed by vehicle from the town of Vale by a private and BLM maintained dirt road. The project site is situated in the rolling hills of the high desert region of the far western Snake River Plain and consists of 418 unpatented lode claims, 3 patented lode claims, 9 mill site claims, 6 association placer claims, and various leased fee land surface and surface/mineral rights, all totaling roughly 9,300 acres. The local terrain is gentle to moderate, with elevations ranging from 3300 to 4,300 feet above mean sea level.

Power and Water

To effect mining operations power and water source infrastructure would need to be developed as it does not currently exist.

Property Agreements and Royalty Obligations

The following map illustrates the mining claims subject to royalty payments at the Grassy Mountain Project:

PARAMOUNT GOLD
Nevada
Grassy Mountain Project
Claim Map with Royalty Obligations
N
0 1,000 2,000 3,000 4,000 5,000 Feet
to Vale
Twin Springs Road
T21S
T22S
R43E
R44E
no royalty
subject to Seabridge royalty (2,140.8 acres)
Deposit
access road
subject to Bishop royalty (1,321.9 acres)
subject to Seabridge royalty
subject to Sherry & Yates royalty and Seabridge (803.8 acres)
no royalty
Property Explanation
Unpatented Claims
Millsite Claims
Patented Claims
Fee - surface minerals
Fee - minerals, BLM surface

Sherry and Yates Inc.

An annual lease agreement for unpatented and patented mining claims is currently in place between Calico and Sherry & Yates Inc.  The agreement allows Calico to prospect and explore for, mine by any method at its sole discretion for the term of the agreement.  Calico is required to make annual advance royalty payments at a rate of $100,000 per year.   In a mining scenario, the agreement provides for a production royalty payments based on the price of gold.  The rates are as follows:

Production Royalty Rate on Gross Proceeds	Gold Price Per Ounce
4.0%	Less than $500
5.0%	$500-800
6.0%	Over $800

In addition, the agreement provides for a 4% production royalty on any other metals, other than gold.

From February 17, 2016 until February 16, 2017, Calico will have the right but not the obligation to purchase the mining claims subject to a 1.25% royalty to be retained by Sherry & Yates Inc., for $2,300,000.

From February 17, 2017 until February 16, 2018, Calico will have the right but not the obligation to purchase the mining claims subject to a 1.5% royalty to be retained by Sherry & Yates Inc., for $2,400,000.

Seabridge Gold

Seabridge Gold Inc. (“Seabridge”), a NYSE listed company, holds a net profits interest (“NPI”) in a mining scenario at Grassy Mountain.  The NPI is calculated at a rate of 10% on net profits on certain mining claims.   Seabridge also holds an NPI put option in which during the 30 day period immediately following the day that Calico had delivered notice to Seabridge that a positive production decision has been made and construction financing has been secured with respect to the Grassy Mountain Project, Seabridge may cause Calico to purchase the NPI for $10,000,000.

Bishop Lease

An annual lease agreement for unpatented mining claims is currently in place between Calico and the Bishop Brothers.  Calico is required to make annual advance royalty payments at a rate of $33,000 per year.  In a mining scenario, the agreement provides for a production royalty payment base on the price of gold of 6%.

Exploration History at Grassy Mountain

The Atlas Era

In 1986 Atlas Precious Metals (“Atlas”) acquired the Grassy Mountain property from two independent geologists, Dick Sherry and Skip Yates.

Atlas recognized soil geochemistry as an important tool for locating buried hydrothermal cells at Grassy Mountain. Most of the Atlas exploration targets were identified by claim-corner (600’ X 1500’ grid) soil sampling anomalies. Atlas conducted detailed soil and float sampling on several anomalies and identified a genetic link between gold mineralization and silicification. Between 1986 and 1991, Atlas completed 403 drill holes totalling 221,500 feet on the Grassy Mountain property. Out of the total, 193 were vertically oriented RC holes on 75 to 100 feet centers within the Grassy Mountain resource area. The remaining drill holes were located on prospects away from the main Grassy Mountain resource area. Many of these represent future exploration targets.

Atlas expanded the original claim block and collected additional geologic, mine engineering, civil engineering, and environmental baseline data to support a feasibility study, which was completed in 1990.

Declining gold prices and the perception of an unfavorable permitting environment at that time discouraged Atlas from developing the project, and the property was optioned to Newmont Exploration Ltd (“Newmont”) in 1992.

The Newmont Era

Newmont leased the Grassy Mountain property from Atlas in September 1992 for $30 million. In 1993, Newmont geologists mapped 40 square miles at a scale of 1:6000 and collected approximately 2,600 soil samples on a 400-feet by 200-feet grid to identify anomalies missed by the coarser Atlas grid. During 1993 and 1994, Newmont collected more than 400 rock chip samples and conducted several geophysical programs. A ground-based gravity survey was carried out along roadways and airborne magnetic and radiometric surveys were flown over the entire property. Ground based gradient array and ground magnetic surveys were conducted over primary target areas.

Newmont initiated an eleven-hole (11,472 feet) inclined diamond core drilling program designed to intersect and define the geometry of potential high-grade gold zones. Additionally, Newmont drilled one wedge hole off of their initial core drill hole. Three additional holes (2,912 feet) were drilled as RC pilot holes with core tails.

In late 1994, Newmont drilled 15 holes totalling approximately 15,000 feet and completed a mineral resource estimate that became the basis for an economic and mining method evaluation that was completed in 1995. Newmont determined that the project did not meet corporate objectives and returned the property to Atlas in September 1996.

The Tombstone Era

In January 1998, Atlas granted Tombstone Exploration Company Ltd (Tombstone) the option to purchase 100% of the property. Tombstone executed the option agreement and conducted an exploration program which included eight reverse circulation and two core holes totalling roughly 8,072 feet.

Prior to finalizing their agreement with Atlas, Tombstone completed an extensive review of previous work at the property and commissioned an economic study of alternative development scenarios. Relying heavily on Newmont’s gradient array surveys to define the drill targets, Lack of capital resources forced Tombstone to return the property to Atlas in May 1998.

The Seabridge/Calico Era

In February 2000, Seabridge entered an option agreement with Atlas to acquire a 100% interest in the Grassy Mountain property. Seabridge completed its acquisition of the Grassy Mountain Project in April 2003, and in April 2011, signed an option agreement granting Calico the sole and exclusive right and option to earn a 100% interest in the project.

During the 2011 exploration program, Calico mapped and sampled the Grassy Mountain deposit and completed three core and nine reverse circulation drill holes in the primary zone of mineralization on the property. Calico’s exploration strategy was to target areas where resource expansion was most probable. Historical data was thoroughly reviewed prior to drilling, and fresh sets of cross-sections and long-sections were constructed based on existing information. New interpretations of the orientation of mineralization and geology were plotted on the new sections. The new sections were then used to select areas where in-fill drilling was needed and areas where gold mineralization was open-ended and resource expansion probable. A detailed geologic model was produced based on the results of the 2011 exploration work, and subsequent supporting geophysical surveys were completed in March, 2012.  On February 5, 2013, Calico exercised its option to acquire a 100% interest in the Grassy Mountain Project from Seabridge.

A mineralized material estimate was prepared by Hardrock Consulting Inc. in November, 2014. An independent preliminary economic assessment (“PEA”) was prepared in February, 2015 by MMC, which verified the mineralized material estimate and included all drill data obtained as of September 26, 2014. The PEA concluded that potential exists for the discovery of additional mineralized material at exploration target areas identified within the Grassy Mountain claim block and the current mineralized material at Grassy Mountain is sufficient to warrant continued planning and effort to explore, permit, and develop the Grassy Mountain Project. There is sufficient data to support a basic geologic model and continuing development of the project and the detailed geologic model described in the PEA, along with the results of the exploration, drilling, and geophysical surveys completed as of October 2014, are sufficient to support preparation of a Preliminary Feasibility Study.

There is no certainty that the scenarios or estimated economics in the PEA will be realized.

Geology and Mineralization

Grassy Mountain is the largest of twelve recognized epithermal hot spring precious metal deposits of the Lake Owyhee volcanic field. The Lake Owyhee volcanic field occurs at the intersection of three tectonic provinces: the buried cratonic margin, the northern Basin and Range, and the Snake River Plain. During the mid-Miocene caldera volcanism occurred in the shallow crust throughout the region, predominately ash-flow sheets and rhyolite tuff cones.   The resulting regional stratigraphic section is a thick sequence of mid-Miocene volcanic rocks and coeval-to-Pliocene age non-marine lacustrine, volcaniclastic, and fluvial sedimentary rocks.

Bedrock outcrops in the vicinity of the Grassy Mountain property are typically composed of olivine-rich basalt and siltstones, sandstones, and conglomerates of the late Miocene Grassy Mountain Formation. These rocks are locally covered with relatively thin, unconsolidated alluvial and colluvial deposits. Erosion-resistant basalts cap local topographic highs. Arkosic sandstones have been encountered at the surface and at depth, but have not been correlated across the project area, in part due to lateral discontinuity associated with sedimentary facies changes and structural offset. The basal unit to the Grassy Mountain Formation is the Kern Basin Tuff, a non-welded, pumiceous, crystal tuff which displays cross beds and local surge structures. The Kern Basin Tuff ranges in thickness from 300 feet on the south bluffs of Grassy Mountain, to 1,500 feet in a drill hole beneath the Grassy Mountain Project area. The Kern Basin Tuff is overlain by a series of fluvial, lacustrine, and tuffaceous sediments. Most of the sedimentary units in the project area are silicified and strongly indurated. These sedimentary units include granitic clast conglomerate, arkosic sandstone, fine grained sandstone, siltstone, and tuffaceous siltstone/mudstone. The sedimentary facies of the Grassy Mountain Formation reportedly range from 300 to over 1,000 feet thick, and provide the host rocks of the Grassy Mountain mineral resource.

Several siliceous terraces are interbedded with the silicified sediments of the Grassy Mountain Formation. Terrace construction was apparently episodic and intermittently inundated by fluvial/lacustrine sediments and ash, resulting in an interbedded sequence of siltstone, tuffaceous siltstone, sandstone, conglomerate, and sinter terrace deposits. Proximal deposits are angular, inhomogeneous, clast-supported breccias of sandstone, siltstone, and sinter with indistinct clast boundaries in a sulfidic mud-textured matrix.

Grassy Mountain is a prominent, 150 feet high, silicified and iron-stained knob. Bedding is approximately horizontal at the hilltop, and dips at 10° to 25° to the north-northeast on the northern and eastern flanks of the hill. The bedding dip steepens to 30° to 40° on the west side of the hill due to drag folding in the footwall of the N20W striking Antelope Fault. The southwest slope of Grassy Mountain is covered by silicified arkose landslide debris.

Grassy Mountain is a horst block which has been raised 50 to 200 feet in a region of complex block faulting and rotation. Faulting at Grassy Mountain is dominated by post-mineral N30W to N10E striking normal faults developed during Basin and Range extension. On the northeast side of the deposit, these faults progressively down-drop mineralization beneath post-mineral cover. These offsets are suggested by interpreted offsets of a prominent white sinter bed in drill holes as well as intersections with fault gouge. The N70E striking Grassy Mountain Fault shows minor vertical offset of only 10 to 40 feet.

The surface expression of the Grassy Mountain system is indicated by weak to moderately strong silicification and iron staining with scattered chalcedonic veins/veinlets. Approximate dimensions of the Grassy Mountain deposit are 1600 feet long by 1000 feet wide by 600 feet thick. The deposit has a general N70 E elongation and a 15° bedding plane dip to the north-northeast as a result of faulting and fault block rotation. There is an envelope of lower grade mineralization at depths of 200 to 800 feet which contains a higher-grade zone of mineralization between 500 and 750 feet below the surface. The well-defined base of higher grade mineralization from about 700 to 750 feet in depth suggests a strong pressure-temperature control on gold deposition.  Sinters and breccias parallel the paleosurface present at the time of mineralization. Fractures created a stockwork pattern generally found below the sinter, though some vein extensions may extend to the surface. The stockwork is surrounded by silicified sediments. Mineralized quartz-adularia stockwork and vein types include single, banded, colliform, brecciated, and calcite-pseudomorphed veins. Visible gold (0.5 mm) has been found within the stockwork portions of the boiling horizon. The gold mostly occurs as electrum along the fracture margins or within microscopic voids. A brassy color is imparted due to the high silver content. The average silver to gold ratio at Grassy Mountain is 2.5:1.

Silicification occurs both pervasively as silica flooding and as cross-cutting veins, veinlets and stockworks. The silicified envelope has plan dimensions of 3000 feet (N-S) by 2500 feet (E-W). Silicification is surrounded by barren, relatively unaltered, clay-rich (20-40% montmorillonite), tuffaceous siltstone and arkose with minor disseminated diagenetic pyrite. Many of the sinters occur as sheets instead of mounds, which suggests that they may be related to vents along faults rather than point sources.  Potassic alteration occurs as adularia flooding with destruction of biotite.  The adularia is extremely fine-grained and is identified microscopically or by cobaltinitrite staining.  Sulfate phases identified by XRD include jarosite and alunite in several mineralized samples.  Clast-supported breccias contain sub-rounded to sub-angular sand to boulder-sized clasts of silicified arkose and siltstone in a jarosite-sericite clay matrix.

The Grassy Mountain deposit has a trace element signature that includes low levels of As, Sb, and Hg.

Other Non-Material Properties

The Company owns additional mining claims in the State of Nevada that represents its non-material properties.  They include the Mill Creek property which comprises 36 unpatented lode mining claims in Lander County and the Spring Valley property which consists of 38 lode  mining claims in Pershing County.

During the fiscal year ended June 30, 2016, the Company wrote down these properties to their estimated fair values of $0.  The Company intends to maintain the annual mining claim fees of approximately $15,000 for these properties and to actively market them for sale to interested third parties.

Both properties are without known mineral reserves and there is no current exploratory work being performed.

Item 3. Legal Proceedings.

None

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

Year Ended June 30, 2015
	High	Low
Fourth Quarter (from April 20, 2015)	$1.85	$1.48
Year Ended June 30, 2016
First Quarter	$1.58	1.10
Second Quarter	1.38	0.93
Third Quarter	1.48	0.99
Fourth Quarter	1.69	1.37

HOLDERS

As of September 12, 2016, there were 140 registered shareholders of our common stock.

DIVIDENDS

We currently do not anticipate paying cash dividends for the foreseeable future.

RECENT SALE OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

On July 7, 2016, Paramount issued approximately 7.2 million shares of its common stock to the holders of common shares of Calico. The issuance of the Paramount common stock is exempt from registration under Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”). Section 3(a)(10) of the Securities Act exempts the issuance of securities issued in exchange for one or more bona fide outstanding securities, or partly in such exchange and partly for cash, from the registration requirements of the Securities Act where the terms and conditions of such issuance and exchange have been approved by a court of competent jurisdiction, after a hearing upon the fairness of the terms and conditions of such issuance and exchange at which all persons to whom the securities will be issued have the right to appear and receive timely notice thereof. On July 5, 2016, the Court issued the Final Order.

EQUITY COMPENSATION PLAN

Set out below is information as of June 30, 2016 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance under our Equity Incentive Plan.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are an emerging growth company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon.  We enhance the value of our projects by implementing exploration and engineering programs that are likely to expand and upgrade known mineralized material to reserves.  The following discussion updates our outlook and plan of operations for the foreseeable future.  It also analyzes our financial condition and summarizes the results of our operations for the years ended June 30, 2016 and 2015 and compares each year’s results to the results of the prior year.

Outlook and Plan of Operation:

We believe that investors will gain a better understanding of our company if they understand how we measure and talk about our results.  As a non-cash flowing company, we recognized the importance managing our liquidity and capital resources.  We pay close attention to non-discretionary cash expenses and look for ways to minimize them when possible.  We ensure we have sufficient cash on hand to meet our annual land holding costs as the maintenance of mining claims and leases are essential to preserve the value of our mineral property assets.

For the upcoming fiscal year, we intend to undertake the following:

Sleeper Gold Project:

The Company is expected to focus its efforts on its reclamation and claim management activities for the fiscal year ending June 30, 2017.  For these activities, the Company has budgeted approximately $690,000.

Grassy Mountain Project:

The Company is expected to commence a NI 43-101 Pre-Feasibility Study (“PFS”) for the fiscal year ending June 30, 2017.  The PFS will consist of detailed analysis of all the key parameters involved in constructing and operating a mine including projected capital and operating costs, production levels and expected returns under different scenarios.   To complete the PFS, the Company has selected and engaged several consulting firms which will be responsible to provide the key data and analysis for their respective area of mining expertise.

It is expected that in September 2016, the Company will initiate a drill program of approximately 15,000-20,000 feet to achieve the following objectives for the PFS:

•	Expand, better define and increase the confidence level in the inventory of high-grade underground mineralized material;
•	Acquire material for PFS-level metallurgical testing and subsequent design of the recovery process; and
•	Obtain geotechnical data on rock quality for underground mine design and mining methodology.

Paramount plans to provide the Federal Bureau of Land Management (“BLM”) with the mine Plan of Operation, including the location of infrastructure and mine facilities within both the privately and federally owned land, in late 2016. Furthermore, the Company will initiate an Environmental Impact Statement (“EIS”) and commence the permitting process in early 2017.

The Company has budgeted approximately $4.5 million for these activities for the fiscal year ending June 30, 2017.

Comparison of Operating Results for the year ended June 30, 2016 as compared to June 30, 2015

Results of Operations

We did not earn any revenue from mining operations for the years ended June 30, 2016 and 2015. In August 2015, we announced the results of a new helicopter assisted magnetic survey conducted on our mining claims for the Sleeper Gold Project.  The two day airborne survey successfully defined several new drilling targets.  In December 2015, we completed a new NI 43-101 compliant PEA for our Sleeper Gold Project.  Other normal course of business activities included filing annual mining claim fees with the BLM, reclamation work at the Sleeper mine site and on-going reviews of its mining claims were completed.

Net Loss

Our net loss for the year ended June 30, 2016 was $5,342,172 compared to a net loss of $5,231,207 in the previous year. The increase of approximately percent (2%) was primarily due to the factors described below.  We will continue to incur losses for the foreseeable future as we continue with our planned exploration programs.

Expenses

Exploration and Land Holding Costs

For the year ended June 30, 2016, exploration expenses were $695,221 compared to $910,215 in the prior year.  This represents a decrease of 24% or by $214,994.  In the current fiscal year, the Company completed a new PEA and a magnetic survey on its Sleeper Gold Project mining claims which were important exploration milestones.   These programs were completed in the first half of the fiscal year and although exploration programs are difficult to compare from one year to another as they differ in size, scope and cost of exploration activities conducted in the previous fiscal year. The Company also had reduced project management expenses allocated to exploration costs for the fiscal year ended June 30, 2016 compared to June 30, 2015. The Company expects that our discretionary exploration expenses in the next fiscal year to increase significantly based on our planned programs at our newly acquired Grassy Mountain Gold Project. For the year ended June 30, 2016, land holding costs decreased by 10% or by $46,664 to $398,092 from the prior year.  The decrease was attributed to the 212 claims that were dropped from our Sleeper Gold Project that no longer had exploration potential.

Human Capital

For the year ended June 30, 2016, salary and benefits increased by 121% or by $452,440 to $825,785 from the prior year.   Salary and benefits is comprised of cash and stock based compensation of the Company’s executive and corporate administration teams.  The increase reflects the Company operating as a stand-alone public company from the prior year where it was for the majority of the fiscal year a wholly owned subsidiary of PGSC.  As a wholly owned subsidiary of PGSC, the Company benefited from executive management and administrative services charged on the basis of its exploration expenses compared to PGSC’s consolidated exploration costs.  Included in the salary and benefits expense amount for the year ended June 30, 2016 and 2015 was a non-cash stock based compensation of $384,402 and $199,283, respectively.

Professional Fees and General and Administration

For the year ended June 30, 2016, professional fees were $200,755 compared to $508,711 in the prior year.  This represents a decrease of 61% or $307,956.  In the prior year a significant amount of professional fee expenses were attributable to the spin-off transaction from PGSC.

For the year ended June 30, 2016, general and administration expenses increase by 47% to $309,579 from $211,277 in the prior year.  The increase reflects the Company operating as a stand-alone public company from the prior year where it was for the majority of the fiscal year a wholly owned subsidiary of PGSC.

Write Down of Mineral Properties

During the year ended June 30, 2016, the Company evaluated the ongoing value of its non-core mineral properties Spring Valley and Mill Creek.  Both properties have no known mineral reserves and the Company has not conducted any significant exploratory work in more than 5 years.  Based on this evaluation, the Company concluded that these non-core mineral properties with carrying amounts totaling $2,482,045 were no longer recoverable and were in fact impaired and wrote them down to their estimated fair value of $nil.

Liquidity and Capital Resources

As non-revenue generating company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand.  At June 30, 2016, we had cash and cash equivalents of $5,874,258 compared to $9,282,534 as at June 30, 2015. This decrease of $3,408,276 was comprised of the following material amounts:

•	Cash used to fund our operations which included general and administration expenses, land holding costs, exploration programs at our Sleeper Gold Project and reclamation activities of $2,035,473;
•	One-time transaction costs related to the acquisition of Calico of $561,997; and
•	Loan made to Calico of $800,000.

At June 30, 2016, we had net working capital of $6,884,442. We anticipate our twelve month cash expenditures for our fiscal year ending June 30, 2017 to be as follows:

Non-Discretionary cash-budget

•	$1,750,000 on corporate administration expenses (expenses include executive management and employee salaries, legal, audit, marketing and other general and administrative expenses)
•	$690,000 on the Sleeper Gold Project (expenses include reclamation costs, employee salary and benefits, and land holding costs)
•	$570,00 on the Grassy Mountain Project (expenses include consulting fees, land holding costs and general and administration expenses)

Discretionary cash-budget

•

$4,500,000 on the Grassy Mountain Project to complete PFS and commence mine permitting (expenses include exploration and geo technical drilling, mineralized material modelling, economic analysis, mine planning, mine design, mine permitting, environmental impact statement preparation, metallurgical testing, process design and hydrology model design)

Our anticipated non-discretionary cash-budget will funded by our cash on hand.   In order for us to complete our anticipated discretionary cash-budget, the company will require further capital resources.   Historically, we and other similar exploration and development public companies have accessed capital through equity financing arrangements.  If, however we are unable to obtain additional capital or financing, our exploration and development activities will be significantly adversely affected.

Contractual Obligations

The following table summarizes our obligations and commitments as of June 30, 2016 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5years
Accounts Payable & Accrued Liabilities	$175,801	$175,801	—	—	—
Asset Retirement Obligations	1,402,039	384,099	305,466	116,730	595,744
Total	$1,577,840	$559,900	$305,466	$116,730	$595,744

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

Estimates

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

Asset Retirement Obligation

The fair value of the Company’s asset retirement obligation (“ARO”) is measured by discounting the expected cash flows using a discount factor that reflects the credit-adjusted risk free rate of interest, while taking into account the inflation rate.  The Company prepares estimates of the timing and amounts of expected cash flows when an ARO to the time it incurs the obligation.  Ongoing reclamation expenditures are charged against the ARO as incurred to the extent they relate to the ARO.  Significant judgments and estimates are made when estimating the fair value of AROs.

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

	2016	2015
WA Risk free interest rate	n/a	0.98%
WA Expected dividend yield	n/a	0%
WA Expected stock price volatility	n/a	108%
WA Expected life of options	n/a	3.75 years

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

In addition, because we are an emerging growth company under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the year ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in the Company’s 2016 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2016 (the “2016 Proxy Statement”) and is hereby incorporated by reference thereto.

Item 11. Executive Compensation.

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2016 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2016 and is hereby incorporated by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2016 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2016 and is hereby incorporated by reference thereto.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2016 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2016 and is hereby incorporated by reference thereto.

Item 14. Principal Accounting Fees and Services.

The information required by Item 9(e) of Schedule 14A will be filed in the company’s 2016 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended June 30, 2016 and is hereby incorporated by reference thereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following report and financial statements are filed together with this Annual Report:
(1)	Audited Consolidated Financial Statements of Paramount Gold Nevada Corp.

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2016 and 2015

Consolidated Statements of Operations for the years ended June 30, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended June 30, 2016, 2015

Consolidated Statements of Stockholders’s Equity for the years ended June 30, 2016, 2015

Notes to Consolidated Financial Statements

(b)	Index to Exhibits

Exhibit Number	Description
2.1	Form of Separation and Distribution Agreement by and between Paramount Gold and Silver Corp. and the Registrant.[1]
2.2	Agreement and Plan of Merger among Coeur Mining, Inc., Hollywood Merger Sub, Inc., Paramount Gold and Silver Corp., and the Registrant, Dated as of December 16, 2014.[1]
2.3

Arrangement Agreement and Plan of Arrangement dated March 14, 2016, among Paramount Gold Nevada Corp. and Calico Resources Corp. (Incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K of the Company filed on March 17, 2016)

3.1	Certificate of Amended and Restated Articles of Incorporation.[2]
3.2	Amended and Restated Bylaws.[2]
10.1	2015 Stock Incentive and Equity Compensation Plan.[2]
10.2	Form of Stock Subscription Agreement between Coeur Mining, Inc. and the Registrant.[3]
10.3	Employment Agreement dated October 26, 2015 between Company and Glen Van Treek (Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company filed on October 26, 2015)
10.4	Employment Agreement dated October 26, 2015 between Company and Carlo Buffone (Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company filed on October 26, 2015)
10.5	Amended Employment Agreement Glen Van Treek dated August 10, 2016 (Incorporated herein by reference to exhibit 10.1 to Current Report on Form 8-K of the Company filed on August 12, 2016)
10.6	Amended Employment Agreement Carlo Buffone dated August 10, 2016 (Incorporated herein by reference to exhibit 10.2 to Current Report on Form 8-K of the Company filed on August 12, 2016)
21.1*	List of subsidiaries.
23.1*	Consent of MNP LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
[1]	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed on February 23, 2015.
[2]	Incorporated by reference to the exhibit filed in the Registrant’s Form 10-Q filed on May 22, 2015.
[3]	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed on April 2, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: September 16, 2016	By:	/s/ Glen Van Treek
Glen Van Treek
(Director, CEO and President)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Glen Van Treek	Director and President (Principal Executive Officer)	September 16, 2016
Glen Van Treek

/s/ Carlo Buffone	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 16, 2016
Carlo Buffone

/s/ David Smith	Director	September 16, 2016
David Smith

/s/ John Carden	Director	September 16, 2016
John Carden

/s/ Eliseo Gonzalez-Urien	Director	September 16, 2016
Eiseo Gonzalez-Urien

/s/ Christopher Reynolds	Director	September 16, 2016
Christopher Reynolds

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Paramount Gold Nevada Corp.:

We have audited the accompanying consolidated balance sheets of Paramount Gold Nevada Corp. (the "Company") as of June 30, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2016.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at June 30, 2016 and 2015 and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2016 in conformity with generally accepted accounting principles in the United States of America.

Chartered Accountants

Vancouver, BC, Canada

September 16, 2016

PARAMOUNT GOLD NEVADA CORP.

Consolidated Balance Sheets

as of June 30, 2016 and 2015

	As at June 30,	As at June 30,
	2016	2015
Assets
Current Assets
Cash and cash equivalents	$5,874,258	$9,282,534
Prepaid and deposits	175,383	198,676
Accounts receivable	—	37,071
Promissory note receivable (Note 14)	808,187	—
Other assets (Note 15)	561,997	—
Prepaid insurance, current portion (Note 10)	24,517	49,043
Marketable securities (Note 3)	—	14,657
Total Current Assets	7,444,342	9,581,981
Non-Current Assets
Mineral properties (Note 8)	25,674,658	28,036,135
Prepaid insurance, non-current portion (Note 10)	—	24,518
Property and equipment (Note 9)	14,896	7,996
Reclamation bond (Note 10)	2,350,131	2,499,396
Total Non-Current Assets	28,039,685	30,568,045
Total Assets	$35,484,027	$40,150,026
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$175,801	$233,200
Reclamation and environmental obligation, current portion (Note 10)	384,099	—
Total Current Liabilities	559,900	233,200
Non-Current Liabilities
Reclamation and environmental obligation, non-current portion (Note 10)	1,017,940	1,294,497
Total Liabilities	1,577,840	1,527,697
Stockholders' Equity
Common stock, par value $0.01, 50,000,000 authorized shares, 8,518,791 issued and outstanding at June 30, 2016 and 2015	85,188	85,188
Additional paid in capital	65,143,383	64,572,546
Deficit	(31,322,384)	(25,980,212)
Accumulated other comprehensive income (loss)	—	(55,193)
Total Stockholders' Equity	33,906,187	38,622,329
Total Liabilities and Stockholders' Equity	$35,484,027	$40,150,026

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Operations and Comprehensive Loss

for the Years ended June 30, 2016 and 2015

	For the Year Ended June 30, 2016	For the Year Ended June 30, 2015
Revenue
Other income (Note 11)	166,720	136,437
Total Revenue	166,720	136,437
Expenses
Exploration	695,221	910,215
Land holding costs	398,092	444,756
Professional fees	200,755	508,711
Salaries and benefits	825,785	373,345
Directors compensation	195,217	123,149
General and administrative	309,579	211,277
Insurance	197,712	106,333
Depreciation	3,906	1,333
Accretion (Note 10)	147,992	134,768
Write down of mineral properties (Note 8)	2,482,045	337,400
Total Expenses	5,456,304	3,151,287
Net Loss before other items	5,289,584	3,014,850
Other items
Interest income	(17,478)	(4,195)
Interest and service charges (Note 7)	216	2,252,527
Gain on sale of marketable securities (Note 3)	—	(31,975)
Other than temporary impairment of marketable securities (Note 3)	69,850
Net Loss	5,342,172	5,231,207
Other comprehensive loss
Unrealized loss (gain) on available-for-sale-securities	(55,193)	115,342
Total Comprehensive Loss for the Period	$5,286,979	$5,346,549
Loss per Common share
Basic	$0.63	$0.64
Diluted	$0.63	$0.64
Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	8,518,791	8,185,999
Diluted	8,518,791	8,185,999

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Stockholders’ Equity

for the Years ended June 30, 2016 and 2015

	Shares	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at June 30, 2014	1,000	29,701,475	6,545,714	(20,749,005)	60,149	15,558,333
Returned to treasury by PGSC for Spin-off	(1,000)	(29,701,475)	—	—	—	(29,701,475)
Capital issued for Spin-off transaction	8,101,371	81,014	29,620,461	—	—	29,701,475
Contributed capital by PGSC - Cash	—	—	8,445,860	—	—	8,445,860
Contributed capital by PGSC - Loan reclassified to equity	—	—	15,866,870	—	—	15,866,870
Capital issued for financing	417,420	4,174	1,465,826	—	—	1,470,000
Stock based compensation	—	—	375,788	—	—	375,788
Imputed interest on loans due to PGSC	—	—	2,252,027	—	—	2,252,027
Unrealized loss on marketable securities	—	—	—	—	(8,711)	(8,711)
Transfer on realized gain on sale of marketable securities	—	—	—	—	(106,631)	(106,631)
Net loss	—	—	—	(5,231,207)	—	(5,231,207)
Balance at June 30, 2015	8,518,791	85,188	64,572,546	(25,980,212)	(55,193)	38,622,329
Stock based compensation	—	—	570,837	—	—	570,837
Unrealized loss on marketable securities	—	—	—	—	55,193	55,193
Net loss	—	—	—	(5,342,172)	—	(5,342,172)
Balance at June 30, 2016	8,518,791	85,188	65,143,383	(31,322,384)	—	33,906,187

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Cash Flows

for the Years ended June 30, 2016 and 2015

	For the Year Ended June 30, 2016	For the Year Ended June 30, 2015
Net Loss	$(5,342,172)	$(5,231,207)
Adjustment for:
Depreciation	3,906	1,333
Stock based compensation	570,837	375,788
Accrued interest	(8,187)	—
Write-down of mineral properties (Note 8)	2,482,045	337,400
Interest expense on loans due to PGSC (Note 7)	—	2,252,027
Accretion expense (Note 10)	147,992	134,768
Change in reclamation	(11,753)	(4,195)
Insurance expense	49,044	49,044
Gain on sale of marketable securities (Note 3)	—	(31,975)
(Increase) decrease in accounts receivable	37,071	(37,071)
(Increase) decrease in other assets	(561,997)	—
(Increase) decrease in prepaid expenses	23,293	(91,037)
Increase (decrease) in accounts payable	(57,399)	203,546
Cash (used in) operating activities	(2,597,470)	(2,041,579)
Sale (purchase) of marketable securities	—	462,075
Notes receivable issued	(800,000)	—
Purchase of equipment	(10,806)	(1,329)
Cash provided by (used in) investing activities	(810,806)	460,746
Contributed capital by PGSC (Note 6)	—	8,445,860
Issuance of capital stock (Note 6)	—	1,470,000
Loan from PGSC (Note 7)	—	495,071
Cash provided by financing activities	—	10,410,931

Change in cash during year	(3,408,276)	8,830,098
Cash at beginning of year	9,282,534	452,436
Cash at end of year	$5,874,258	$9,282,534

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Paramount Gold Nevada Corp. (the “Company” or “Paramount”), incorporated under the General Corporation Law of the State of Nevada, and its wholly-owned subsidiaries are engaged in the acquisition, exploration and development of  precious metal properties. As at June 30, 2016, the Company’s wholly owned subsidiaries include New Sleeper Gold LLC and Sleeper Mining Company, LLC.   The Company is in the process of exploring its mineral properties in Nevada, United States. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to advance its projects and to date has not determined whether these properties contain reserves that are economically recoverable.

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

Significant estimates made by management in the accompanying consolidated financial statements include the adequacy of the Company’s asset retirement obligations, valuation of deferred tax asset, estimation of market rates of interest.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash and cash equivalents. The carrying amount of these securities approximates fair value because of the short-term maturity of these instruments.

PARAMOUNT GOLD NEVADA CORP.

Notes to Consolidated Financial Statements — Continued

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and amounts receivable.  The Company maintains cash in accounts which may, at times, exceed federally insured limits.  At June 30, 2015, the balances of approximately $5.6 million were in excess of federally insured limits.  We deposit our cash with financial institutions which we believe have sufficient credit quality to minimize the risk of loss.

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

The consolidated financial statements for the years ended June 30, 2015 reflect interest expense imputed by the Company on the non-interest bearing loans from PGSC (Note 7).

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

For the years ended June 30, 2016 and 2015, the shares of common stock equivalents related to outstanding stock options have not been included in the diluted per share calculation as they are anti-dilutive as the Company has recorded a net loss from continuing operations for each year.

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

PARAMOUNT GOLD NEVADA CORP.

Notes to Consolidated Financial Statements — Continued

To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts would be accrued and classified as a component of income tax expense in our Consolidated Statements of Operations and Comprehensive Loss. The Company elected this accounting policy, which is a continuation of our historical policy, in connection with our adoption of FIN 48.

Note 2. Recent Accounting Guidance

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends several aspects of the accounting for share-based payment transaction, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. These changes become effective for the Company’s fiscal year beginning July 1, 2017. The Company is currently evaluating the potential impact of implementing these changes on the Company’s consolidated financial position, results of operations, and cash flows.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as non-current. The updated guidance become effective for the Company’s fiscal year beginning July 1, 2017, and is not expected to impact the Company’s balance sheet disclosures.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. These changes become effective for the Company’s fiscal year beginning July 1, 2017. The Company is currently evaluating the potential impact of implementing these changes on the Company’s consolidated financial position, results of operations, and cash flows.

In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date”, which defers the effective date of ASU 2014-09, “Revenue from Contracts with Customers” to July 1, 2018. The Company is currently evaluating the potential impact of adopting the prescribed changes on the Company’s consolidated financial position, results of operations, and cash flows.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement,” which removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient.  These changes become effective for the Company’s fiscal year beginning July 1, 2017.  The Company is currently evaluating the potential impact of implementing these changes on the Company’s consolidated financial position.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which amends the consolidation requirements in ASC 810. These changes become effective for the Company’s fiscal year beginning July 1, 2016. The Company is currently evaluating the potential impact of implementing these changes on the Company’s consolidated financial position, results of operations, and cash flows.

Note 3. Marketable Securities and Investments

The following table summarizes the Company’s available-for sale securities on hand as of June 30, 2016 and June 30, 2015:

	Cost Basis	Impairment Charge	Adjusted Cost	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
Marketable securities at June 30, 2016	$69,850	69,850	—	—	—	$—
Marketable securities at June 30, 2015	$69,850	—	69,850	55,193	—	$14,657

The marketable securities reflected in the table above includes stock purchase warrants of a single entity involved in the exploration of precious metals.  Each stock purchase warrant is exercisable for a common share of the entity.  The Company performs a quarterly assessment on its marketable securities with unrealized losses to determine if the security is other than temporarily impaired. Based on an evaluation by management, the Company determined that due to the severity of the impairment (approximately 95 percent less than cost), that the unrealized losses are other than temporary, as a result, an other than temporary impairment charge of $69,850 was recorded for the year ended June 30, 2016 for securities with a cost basis of $69,850.

PARAMOUNT GOLD NEVADA CORP.

Notes to Consolidated Financial Statements — Continued

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

		Fair Value at June 30, 2016			June 30, 2015
Assets	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$5,874,258	5,874,258	—	—	$9,282,534
Marketable Securities	$—	—	—	—	$14,657

The Company’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash and cash equivalents that are valued based on quoted market prices in active markets are primarily comprised of commercial paper, short-term certificates of deposit and U.S. Treasury securities.

Note 5. Non-Cash Transactions

During the year ended June 30, 2016, the Company did not enter into any non-cash activities. During the year ended June 30, 2015, the Company reclassified $15,866,870 from due to PGSC to additional paid in capital in connection with the Separation Agreement executed with PGSC (Note 6).

Note 6. Capital Stock

Authorized Capital

Authorized capital stock consists of 50,000,000 common shares with par value of $0.01 per common share (2015- 50,000,000 common shares with  par value).  At June 30, 2016, there were 8,518,791 shares issued and outstanding (2015- 8,518,791 common shares).

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

PARAMOUNT GOLD NEVADA CORP.

Notes to Consolidated Financial Statements — Continued

Distribution of Shares

The spin-off of the Company from PGSC was effected on April 17, 2015. On that date, 8,101,371 shares of the Company’s common stock were distributed to PGSC stockholders of record on April 14, 2015. On April 20, 2015, the Company’s shares began trading on the NYSE MKT LLC under the symbol "PZG"(see Note 1).

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

Stock Options and Stock Based Compensation

Paramount’s 2015 Stock Incentive and Compensation Plan, which is shareholder-approved, permits the grant of share options and shares to its employees for up to 1.278 million shares of common stock. Option awards are generally granted with an exercise price equal to the market price of Paramount’s stock at the date of grant and have contractual lives of 5 years.  To better align the interests of its key executives and employees with those of its shareholders a significant portion of those share option awards will vest contingent upon meeting certain stock price appreciation performance goals. Option and share awards provide for accelerated vesting if there is a change in control (as defined in the employee share option plan).  For the fiscal year ended June 30, 2016, the Company did not grant any stock options.

The fair value of option awards that have market conditions are estimated on the date of grant using a Monte-Carlo Simulation valuation model.  The award’s grant date fair value is determined by taking the average of the grant date fair values under each of many Monte Carlo trials.  The key assumptions used in the simulations were as follows:

	2016	2015
Weighted average risk-free interest rate	n/a	0.61%
Weighted-average volatility	n/a	108.70%
Weighted average fair value	n/a	$1.16

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

	2016	2015
Weighted average risk-free interest rate	n/a	0.98%
Weighted-average volatility	n/a	107.47%
Expected dividends	n/a	$0.00
Weighted average expected term (years)	n/a	3.75
Weighted average fair value	n/a	$1.08

PARAMOUNT GOLD NEVADA CORP.

Notes to Consolidated Financial Statements — Continued

A summary of option activity under the Stock Incentive and Compensation Plan  as of June 30, 2016, and changes during the year then ended is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contactual Term	Aggregate Intrinsic Value ($)
Outstanding at July 1, 2015	995,000	$1.53
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2016	995,000	$1.53	4.00	—
Exercisable at June 30, 2016	331,670	$1.53	4.00	—

A summary of the status of Paramount’s non-vested shares as of June 30, 2016 and changes during the year ended June 30, 2016 is presented below.

Nonvested Options	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at July 1, 2015	663,330
Granted	—	—
Vested	—	—
Forfeited	—
Nonvested at June 30, 2016	663,330

As of June 30, 2016, there was $182,106 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the employee share option plan. That cost is expected to be recognized over a weighted-average period of 1 year. The total fair value of shares vested during the years ended June 30, 2016 and 2015, was $nil and $360,519, respectively.

Note 7. Related Party Transactions

The Company’s expenses include allocations from PGSC of costs associated with administrative support functions which included executive management, information systems, finance, legal, accounting and certain other administrative functions and stock-based compensation.  Allocated stock-based compensation includes equity awards granted to employees of the Company as well as allocated stock-based compensation expense associated with PGSC employees that provided administrative support to the Company.  For the years ended June 30, 2016 and 2015, the Company’s allocated expenses from PGSC were as follows:

	Year Ended	Year Ended
	2016	2015
Allocated expenses included in:
Exploration	$—	$11,100
Professional fees	—	197,738
Directors compensation	—	31,060
Total	$—	$239,898

In connection with the spinoff of the Company from PGSC, all inter-company debt owed to PGSC was settled and re-characterized as an equity contribution from PGSC (Note 6).  As of June 30, 2016 and June 30, 2015, respectively, the Company owed a total of $ nil  and $ nil to PGSC.  The advances from PGSC were non-interest bearing in nature and have no fixed terms of repayment.  The Company has imputed interest on these sums at the rate of 17.5% per annum and has recorded interest expense related to these balances in the amount of $ nil and $2,252,027 for the years ended June 30, 2016 and June 30, 2015.

PARAMOUNT GOLD NEVADA CORP.

Notes to Consolidated Financial Statements — Continued

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

During the year ended June 30, 2016, directors were paid or accrued $110,000 (2015- $10,565) for their services as directors of the Company’s Board.  During the year ended June 30, 2016, the Company also recorded a non-cash transaction to recognize stock based compensation for directors in the amount of $129,070 (2015 - $81,524).  Prepaid expenses includes $23,288 (2015 - $nil) paid to directors and accounts payable and accrued liabilities includes $nil (2015 - $10,565) due to directors for their services.

All transactions with related parties are made in the normal course of operations and are measured at exchange value.

Note 8. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	June 30, 2016	June 30, 2015
Sleeper	$25,674,658	$25,554,090
Mill Creek	—	2,096,616
Spring Valley	—	385,429
	$25,674,658	$28,036,135

Sleeper:

Sleeper is located in northern Nevada approximately 26 miles northwest of the town of Winnemucca.  The Sleeper Gold Mine consists of 2,322 unpatented mining claims.

For the year ended June 30, 2016, the Company reviewed its expected reclamation costs the Sleeper Gold Project and as a result increased its obligation by $120,568.  This increase in ARO was charged to the carrying value of the mineral property.

Mill Creek:

The Mill Creek property consists of 36 unpatented lode mining claims totaling 720 acres south of Battle Mountain Nevada.

Spring Valley:

The Spring Valley property consists of 38 unpatented lode mining claims located in Pershing County, Nevada.

During the year ended June 30, 2016, the Company evaluated the ongoing value of its non-core mineral properties Spring Valley and Mill Creek.  Based on this evaluation, the Company determined that these non-core mineral properties with carrying amounts of $2,096,616 and $385,429 respectively were no longer recoverable and were in fact impaired and wrote them down to their estimated fair value of $0.  Fair value was based on expected future cash flow using Level 3 inputs under ASC 820.  The cash flows are those expected to be generated by the market participants, discounted at the risk-free rate of interest.

PARAMOUNT GOLD NEVADA CORP.

Notes to Consolidated Financial Statements — Continued

Note 9. Property and Equipment:

At June 30, 2016, and 2015, property and equipment consisted of the following:

	2016	2015
Computer equipment	$18,806	$8,000
Equipment	1,329	1,329
Subtotal	20,135	9,329

Accumulated depreciation	(5,239)	(1,333)
Total	$14,896	$7,996

During the year ended June 30, 2016, net additions to property, and equipment were $10,806 (2015- $9,329). During the year ended June 30, 2016 the Company recorded depreciation of $3,906 (2015-$1,333).

Note 10. Reclamation and Environmental:

The Company holds an insurance policy which is in effect until 2033 related to its Sleeper Gold Project.  The policy covers reclamation costs up to an aggregate of $25 million in the event the Company’s bond is insufficient to cover any mandated reclamation obligations.  The unamortized insurance premium is being amortized to December 31, 2016 and the current and non-current prepaid insurance balance at June 30, 2016 is $24,517 (June 30, 2015 - $73,561).

As a part of its insurance program, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account at June 30, 2016 is $2,350,131 (June 30, 2015 - $2,499,396).

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

The current undiscounted estimate of the reclamation costs for existing disturbances at the Sleeper Gold Project is $3,835,050 as required by U.S Bureau of Land Management and the Nevada Department of Environmental Protection. Assumptions used to compute the asset retirement obligations for the year ended June 30, 2016 for the Sleeper Gold Project included a credit adjusted risk free rate and inflation rate of 9.76% (2015 – 9.76%) and 2.0% (2015 – 2.0%), respectively. Expenses are expected to be incurred between the years 2017 and 2056.

Changes to the Company’s asset retirement obligations for the year ended June 30, 2016 are as follows:

	June 30, 2016	June 30, 2015
Balance at beginning of period	$1,294,497	$1,291,066
Accretion expense	147,992	134,768
Payments	(161,018)	(131,337)
Change in estimate of existing obligation	120,568	—
Balance at end of period	$1,402,039	$1,294,497

The balance of the asset retirement obligation of $1,402,039 is comprised of a current portion of $384,099 and a non-current portion of $1,017,940.

PARAMOUNT GOLD NEVADA CORP.

Notes to Consolidated Financial Statements — Continued

Note 11. Other Income

The Company’s other income details were as follows:

	Year Ended	Year Emded
	2016	2015
Re-imbursement of reclamation costs	$161,018	$131,337
Leasing of water rights to third party	5,202	5,100
Sale of fixed assets	500	—
Total	$166,720	$136,437

Note 12. Income Taxes

At June 30, 2016, the Company has net operating loss carry forwards of $13,673,446 (2015 - $10,812,747) expiring between the years 2031 and 2036 which are available to reduce future taxable income. The tax effects of the significant components within the Company’s deferred tax asset (liability) at June 30, 2016 are as follows:

United States	2016	2015
Mineral properties	$3,702,787	$3,132,277
Asset Retirement obligation	494,807	440,129
Marketable securities	23,749	18,766
Stock options	321,866	127,768
Net operating losses	4,648,971	3,676,333
	$9,192,180	$7,395,273
Valuation allowance	(9,192,180)	(7,395,273)
Net deferred tax asset	$—	—

The income tax recovery differs from the amounts computed by applying statutory tax to pre-tax losses as a result of the following:

	2016	2015
Income (Loss) Before taxes	$(5,342,172)	$(5,231,207)
US Statutory tax rate	34.00%	34.00%
Expected income tax (recovery)	(1,816,338)	(1,778,610)
Non-deductible items	664	765,850
Change in estimates	—	683,335
OCI impact	18,766	(39,216)
Change in Valuation Allowance	1,796,908	368,641
Total income taxes (recovery)	—	—
Current tax expense (recovery)	—	—
Deferred tax expense (recovery)	—	—
	$—	$—

The potential tax benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

PARAMOUNT GOLD NEVADA CORP.

Notes to Consolidated Financial Statements — Continued

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

As at June 30, 2016 and 2015, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company is subject to income taxation at the federal and state levels. The Company is subject to US federal tax examinations for the tax years 2010 through 2016. Loss carryforwards generated or utilized in years earlier than 2010 are also subject to examination and adjustment. The Company has no income tax examinations in process.

Note 13. Summary of Quarterly Financial Data (Unaudited)

The following table sets forth a summary of the unaudited quarterly results of operations for the years ended June 30, 2016 and 2015:

2016	Q1	Q2	Q3	Q4
Revenue	$5,202	$125,722	$—	$35,796
Net loss before other items	803,279	736,277	1,033,971	2,716,057
Net loss	801,993	734,967	1,100,601	2,704,611
Net loss per Common Share
Basic	$0.09	$0.09	$0.13	$0.32
Diluted	$0.09	$0.09	$0.13	$0.32

2015	Q1	Q2	Q3	Q4
Revenue	$30,486	$67,049	$—	$38,902
Net loss before other items	813,337	385,064	495,234	1,321,215
Net loss	1,467,214	1,094,320	1,214,312	1,455,361
Net loss per Common Share
Basic	$0.18	$0.13	$0.15	$0.18
Diluted	$0.18	$0.13	$0.15	$0.18

Note 14. Commitments and Contingencies:

Lease Commitments

The Company has office premises leases that expire at various dates until June 30, 2018.  The aggregate minimum rentals payable for these operating leases are as follows:

Year	Total Amount
2017	$19,444
2018	18,400

During the year ended June 30, 2016, $29,846 was recognized as rent expense in the statement of operations and comprehensive loss.

PARAMOUNT GOLD NEVADA CORP.

Notes to Consolidated Financial Statements — Continued

Calico Resources Corp.

On March 14, 2016, Paramount and Calico Resources Corp. (“Calico”) entered into an Arrangement Agreement (the “Agreement”) providing for the acquisition of Calico by Paramount (the “Transaction”).  The principal asset of Calico is the Grassy Mountain Gold Project in Oregon, USA.

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

In connection with the Transaction, Paramount and Calico have entered into a loan agreement dated March 14, 2016 (the “Loan Agreement”).  Pursuant to the Loan Agreement, Paramount will provide Calico with interim debt financing of $800,000.

Note 15.  Subsequent Events:

On July 7, 2016, the Company completed the acquisition of Calico, which held mining claims and the Grassy Mountain Gold Project in Oregon, USA. Upon closing, Calico became a wholly-owned subsidiary of the Company, and each issued and outstanding share of Calico common stock was converted into 0.07 shares of Paramount common stock.

The transaction was accounted for as an asset acquisition, as Calico is an exploration stage project, which requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their relative fair values.  Transaction advisory fees and other acquisition costs incurred prior to the closing of the transaction were recorded as Other Assets on the Balance Sheet. The purchase price and acquired assets and liabilities were as follows (in thousands except share data):

Common shares issued (7,171,209 at $2.12)	$15,202,963
Cash
Transaction advisory fees and other acquisition costs	709,795
Total purchase price	15,912,758
Assets:
Cash	8,469
Receivables and other current assets	28,093
Property, plant, and equipment
Mineral properties	16,752,199
16,788,761
Liabilities:
Accounts payable and accrued liabilities	876,003
Deferred income taxes
876,003
Net assets acquired	$15,912,758

PARAMOUNT GOLD NEVADA CORP.

Notes to Consolidated Financial Statements — Continued

During September 2016, the Company granted 50,000 stock options, at an exercise price of $2.12 per share, which is equal to the closing sales price for our common stock as quoted on the NYSE MKT stock market on the date of grant. One third of the options vest immediately and the remaining two thirds granted will vest contingent upon meeting certain stock price appreciation performance goals.

Exhibit Index

Exhibit Number	Description
2.1	Form of Separation and Distribution Agreement by and between Paramount Gold and Silver Corp. and the Registrant.[1]
2.2	Agreement and Plan of Merger among Coeur Mining, Inc., Hollywood Merger Sub, Inc., Paramount Gold and Silver Corp., and the Registrant, Dated as of December 16, 2014.[1]
2.3

Arrangement Agreement and Plan of Arrangement dated March 14, 2016, among Paramount Gold Nevada Corp. and Calico Resources Corp. (Incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K of the Company filed on March 17, 2016)

3.1	Certificate of Amended and Restated Articles of Incorporation.[2]
3.2	Amended and Restated Bylaws.[2]
10.1	2015 Stock Incentive and Equity Compensation Plan.[2]
10.2	Form of Stock Subscription Agreement between Coeur Mining, Inc. and the Registrant.[3]
10.3	Employment Agreement dated October 26, 2015 between Company and Glen Van Treek (Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company filed on October 26, 2015)
10.4	Employment Agreement dated October 26, 2015 between Company and Carlo Buffone (Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company filed on October 26, 2015)
10.5	Amended Employment Agreement Glen Van Treek dated August 10, 2016 (Incorporated herein by reference to exhibit 10.1 to Current Report on Form 8-K of the Company filed on August 12, 2016)
10.6	Amended Employment Agreement Carlo Buffone dated August 10, 2016 (Incorporated herein by reference to exhibit 10.2 to Current Report on Form 8-K of the Company filed on August 12, 2016)
21.1*	List of subsidiaries.
23.1*	Consent of MNP LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
[1]	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed on February 23, 2015.
[2]	Incorporated by reference to the exhibit filed in the Registrant’s Form 10-Q filed on May 22, 2015.
[3]	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed on April 2, 2015.