Form 10-Q
period 2016-09-30
Paramount Gold Nevada Corp.
filed 2016-11-09
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of Registrant’s Common Stock outstanding, $0.01 par value per share, as of November 7, 2016 was 15,689,954.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

as at September 30, 2016 and June 30, 2016

(Unaudited)

	As at September 30,	As at June 30,
	2016	2016
Assets
Current Assets
Cash and cash equivalents	$3,717,063	$5,874,258
Prepaid and deposits	533,966	175,383
Accounts receivable	15,060	—
Promissory note receivable (Note 3)	—	808,187
Other assets	—	561,997
Prepaid insurance, current portion (Note 9)	12,256	24,517
Total Current Assets	4,278,345	7,444,342
Non-Current Assets
Mineral properties (Note 7)	46,460,386	25,674,658
Property and equipment (Note 8)	13,794	14,896
Reclamation bond (Note 9)	2,353,417	2,350,131
Total Non-Current Assets	48,827,597	28,039,685
Total Assets	$53,105,942	$35,484,027
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$539,107	$175,801
Reclamation and environmental obligation, current portion (Note 9)	384,099	384,099
Total Current Liabilities	923,206	559,900
Non-Current Liabilities
Reclamation and environmental obligation, non-current portion (Note 9)	1,052,262	1,017,940
Total Liabilities	1,975,468	1,577,840
Stockholders' Equity
Common stock, par value $0.01, 50,000,000 authorized shares, 15,689,954 issued and outstanding at September 30, 2016 and 8,518,791 issued and outstanding at June 30, 2016	156,900	85,188
Additional paid in capital	80,342,462	65,143,383
Deficit	(29,368,888)	(31,322,384)
Total Stockholders' Equity	51,130,474	33,906,187
Total Liabilities and Stockholders' Equity	$53,105,942	$35,484,027

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Operations and Comprehensive Loss\Income

for the Three Month Period ended September 30, 2016 and 2015

(Unaudited)

	For the Three Month Period Ended September 30, 2016	For the Three Month Period Ended September 30, 2015
Revenue
Other income (Note 10)	$5,306	$5,202
Total Revenue	5,306	5,202
Expenses
Exploration	537,371	274,875
Land holding costs	154,611	84,522
Professional fees	47,991	50,828
Salaries and benefits	264,843	208,291
Directors compensation	45,029	51,265
General and administrative	142,055	58,216
Insurance	42,996	41,940
Depreciation	1,102	1,546
Accretion (Note 9)	34,322	36,998
Total Expenses	1,270,320	808,481
Net Loss before other Expense (Income)	1,265,014	803,279
Other Expense (Income)
Interest income	(3,286)	(1,361)
Interest and service charges	194	75
Net Loss before income taxes	1,261,922	801,993
Income taxes
Deferred tax recovery (Note 3)	(3,215,418)	—
Net Loss (Income)	(1,953,496)	801,993
Other comprehensive loss
Unrealized loss on available-for-sale-securities	—	13,879
Total Comprehensive Loss (Income) for the Period	$(1,953,496)	$815,872
Loss (Income) per Common Share
Basic	$(0.13)	$0.09
Diluted	$(0.13)	$0.09
Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	15,144,322	8,518,791
Diluted	15,424,838	8,518,791

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity

for the Three Month Period Ended September 30, 2016 and Years ended June 30, 2016 and 2015

(Unaudited)

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at June 30, 2014	1,000	$29,701,475	$6,545,714	$(20,749,005)	$60,149	$15,558,333
Returned to treasury by PGSC for Spin-off	(1,000)	(29,701,475)	—	—	—	(29,701,475)
Capital issued for Spin-off transaction	8,101,371	81,014	29,620,461	—	—	29,701,475
Contributed capital by PGSC - Cash	—	—	8,445,860	—	—	8,445,860
Contributed capital by PGSC - Loan reclassified to equity	—	—	15,866,870	—	—	15,866,870
Capital issued for financing	417,420	4,174	1,465,826	—	—	1,470,000
Stock based compensation	—	—	375,788	—	—	375,788
Imputed interest on loans due to PGSC	—	—	2,252,027	—	—	2,252,027
Unrealized loss on marketable securities	—	—	—	—	(8,711)	(8,711)
Transfer on realized gain on sale of marketable securities	—	—	—	—	(106,631)	(106,631)
Net loss	—	—	—	(5,231,207)	—	(5,231,207)
Balance at June 30, 2015	8,518,791	85,188	64,572,546	(25,980,212)	(55,193)	38,622,329
Stock based compensation	—	—	570,837	—	—	570,837
Unrealized loss on marketable securities	—	—	—	—	55,193	55,193
Net loss	—	—	—	(5,342,172)	—	(5,342,172)
Balance at June 30, 2016	8,518,791	85,188	65,143,383	(31,322,384)	—	33,906,187
Stock based compensation	—	—	67,925	—	—	67,925
Capital issued for acquisition (Note 3)	7,171,163	71,712	15,131,154	—	—	15,202,866
Net income	—	—	—	1,953,496	—	1,953,496
Balance at September 30, 2016	15,689,954	$156,900	$80,342,462	$(29,368,888)	$—	$51,130,474

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Statements of Cash Flows

for the Three Month Period ended September 30, 2016 and 2015

(Unaudited)

	For the Three Month Period Ended September 30, 2016	For the Three Month Period Ended September 30, 2015
Net Income (Loss)	$1,953,496	$(801,993)
Adjustment for:
Depreciation	1,102	1,546
Stock based compensation	67,925	139,547
Accretion expense (Note 9)	34,322	36,998
Interest earned on reclamation bond	(3,286)	(7,515)
Insurance expense	12,261	12,261
Deferred tax recovery	(3,215,418)	—
(Increase) decrease in accounts receivable	(15,060)	37,071
(Increase) decrease in prepaid expenses	(358,583)	(301,088)
Increase (decrease) in accounts payable	363,306	(114,541)
Cash used in operating activities	(1,159,935)	(997,714)
Acquisition of Calico	(1,001,623)	—
Cash acquired in Calico transaction	4,363
Purchase of equipment	—	(6,477)
Cash used in investing activities	(997,260)	(6,477)
Cash provided by financing activities	—	—

Change in cash during period	(2,157,195)	(1,004,191)
Cash at beginning of period	5,874,258	9,282,534
Cash at end of period	$3,717,063	$8,278,343

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Paramount Gold Nevada Corp. (the “Company” or “Paramount”), incorporated under the General Corporation Law of the State of Nevada, and its wholly-owned subsidiaries are engaged in the acquisition, exploration and development of  precious metal properties. The Company’s wholly owned subsidiaries include New Sleeper Gold LLC, Sleeper Mining Company, LLC, Calico Resources Corp (“Calico”) and Calico Resources USA Corp.   The Company is in the process of exploring its mineral properties in Nevada and Oregon, United States. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to advance its projects and to date has not determined whether these properties contain reserves that are economically recoverable.  The Company’s shares of common stock trade on the NYSE MKT LLC under the symbol “PZG”.

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

The condensed consolidated interim financial statements have been prepared in accordance with U.S. GAAP and follow the same accounting policies and methods of their application as the most recent annual financial statements.   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended June 30, 2016.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and amounts receivable.  The Company maintains cash in accounts which may, at times, exceed federally insured limits.  At September 30, 2016, the balances of approximately $3.4 million were in excess of federally insured limits.  We deposit our cash with financial institutions which we believe have sufficient credit quality to minimize the risk of loss.

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

Loss/Income per Common Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during each period.  Diluted loss per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

For the three month period ended September 30, 2015, the shares of common stock equivalents related to outstanding stock options have not been included in the diluted per share calculation as they are anti-dilutive as the Company has recorded a net loss from continuing operations for the period.

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

Note 2. Recent Accounting Guidance

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230),” which provides guidance on presentation and classification of certain cash receipts and payments in the statement of cash flows. These changes become effective for the Company's fiscal year beginning July 1, 2018. The Company is currently evaluating the potential impact of implementing these changes on the Company's consolidated cash flows.

Note 3. Acquisitions

On July 7, 2016, the Company completed the acquisition of Calico, which held mining claims and the Grassy Mountain Gold Project in Oregon, USA. Upon closing, Calico became a wholly-owned subsidiary of the Company, and each issued and outstanding share of Calico common stock was converted into 0.07 shares of Paramount common stock.

The transaction was accounted for as an asset acquisition, as Calico is an exploration stage project, which requires that the total purchase price be allocated to the assets acquired and liabilities assumed based on their relative fair values.  Transaction advisory fees and other acquisition costs incurred prior to the closing of the transaction were recorded as Other Assets on the Balance Sheet. The purchase price and acquired assets and liabilities were as follows:

Common shares issued (7,171,163 at $2.12)	$15,202,866
Transaction advisory fees and other acquisition costs	795,925
Total purchase price	15,998,791
Assets:
Cash	4,363
Receivables and other current assets	28,093
Mineral properties	20,785,728
20,818,184
Liabilities:
Accounts payable and accrued liabilities	1,603,975
Deferred income taxes	3,215,418
4,819,393
Net assets acquired	$15,998,791

The promissory note issued to Calico as at June 30, 2016 of $808,187 has been eliminated in consolidation as at September 30, 2016.

Pursuant to the acquisition of Calico, the Company recorded a deferred tax liability of $3,215,418.  The Company determined that it would be able to utilize the benefit of its tax operating loss carryforwards and adjusted its valuation allowance to recognize the benefit of these previously unrecognized deferred tax assets in order to offset the deferred tax liability.  Accordingly, the Company recognized a deferred tax recovery of $3,215,418.

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

		Fair Value at September 30, 2016			June 30, 2016
Assets	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,717,063	3,717,063	—	—	$5,874,258

The Company’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash and cash equivalents that are valued based on quoted market prices in active markets are primarily comprised of commercial paper, short-term certificates of deposit and U.S. Treasury securities.

.

Note 5. Non-Cash Transactions

During the three month period ended September 30, 2016, the Company issued 7,171,163 shares of its common stock with a value of $15,202,866 for the acquisition of Calico Resources Corp.

Note 6. Capital Stock

Authorized Capital

Authorized capital stock consists of 50,000,000 common shares with par value of $0.01 per common share (June 30, 2016 – 50,000,000 common shares with par value $0.01 per common share).  At September 30, 2016 there were 15,689,954 common shares issued and outstanding (June 30, 2016- 8,518,791 common shares).

Stock Options and Stock Based Compensation

Paramount’s 2015 Stock Incentive and Compensation Plan, which is shareholder-approved, permits the grant of share options and shares to its employees for up to 1.278 million shares of common stock. Option awards are generally granted with an exercise price equal to the market price of Paramount’s stock at the date of grant and have contractual lives of 5 years.  To better align the interests of its key executives and employees with those of its shareholders, a significant portion of those share option awards will vest contingent upon meeting certain stock price appreciation performance goals. Option and share awards provide for accelerated vesting if there is a change in control (as defined in the employee share option plan).

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements — Continued

The fair value of option awards that have market conditions are estimated on the date of grant using a Monte-Carlo Simulation valuation model.  The award’s grant date fair value is determined by taking the average of the grant date fair values under each of many Monte Carlo trials.  The key assumptions used in the simulations were as follows:

	2016	2015
Weighted average risk-free interest rate	1.26%	—
Weighted average volatility	70.26%	—
Weighted average fair value	$1.22	—

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

	2016	2015
Weighted average risk-free interest rate	1.26%	—
Weighted-average volatility	70.26%	—
Expected dividends	$0.00	—
Weighted average expected term (years)	5.00	—
Weighted average fair value	$1.23	—

A summary of option activity under the Stock Incentive and Compensation Plan  as of September 30, 2016, and changes during the three month period ended is presented below.

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at July 1, 2016	995,000	$1.53
Granted	50,000	2.12
Exercised	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2016	1,045,000	$1.56	3.70	$477,600
Exercisable at September 30, 2016	680,005	$1.53	4.25	$318,404

A summary of the status of Paramount’s non-vested shares as of July 1, 2016 and changes during the three month period ended September 30, 2016 is presented below.

Non-vested Options	Shares	Weighted- Average Grant- Date Fair Value
Non-vested at July 1, 2016	663,330	$1.13
Granted	50,000	1.23
Vested	348,335	1.14
Forfeited	—	—
Non-vested at September 30, 2016	364,995	$1.14

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements — Continued

As of September 30, 2016, there was $175,505 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the employee share option plan. That cost is expected to be recognized over a weighted-average period of 0.86 years. The total fair value of shares vested during the three month period ended September 30, 2016 and 2015, was $351,236 and $nil, respectively.

Note 7. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	September 30, 2016	June 30, 2016
Sleeper	$25,674,658	$25,674,658
Grassy Mountain	20,785,728	—
	$46,460,386	$25,674,658

Sleeper:

Sleeper is located in northern Nevada approximately 26 miles northwest of the town of Winnemucca.  The Sleeper Gold Mine consists of 2,322 unpatented mining claims totaling approximately 72.5 square miles.

Grassy Mountain:

The Grassy Mountain Project is located in Malheur County, Oregon, approximately 22 miles south of Vale, Oregon, and roughly 70 miles west of Boise, Idaho. It consists of 418 unpatented lode claims, 3 patented lode claims, 9 mill site claims, 6 association placer claims, and various leased fee land surface and surface/mineral rights, all totaling roughly 9,300 acres.

Note 8. Property and Equipment:

At September 30, 2016, and June 30, 2016, property and equipment consisted of the following:

	September 30, 2016	June 30, 2016
Computer equipment	$18,806	$18,806
Equipment	1,329	1,329
Subtotal	20,135	20,135

Accumulated depreciation	(6,341)	(5,239)
Total	$13,794	$14,896

During the three month period ended September 30, 2016, net additions to property, and equipment were $nil (2015- $6,477). During the three month period ended September 30, 2016 the Company recorded depreciation of $1,102 (2015-$1,546).

Note 9. Reclamation and Environmental:

The Company holds an insurance policy which is in effect until 2033 related to its Sleeper Gold Project.  The policy covers reclamation costs up to an aggregate of $25 million in the event the Company’s bond is insufficient to cover any mandated reclamation obligations.  The unamortized insurance premium is being amortized to December 31, 2016 and the current and non-current prepaid insurance balance at September 30, 2016 is $12,256 (June 30, 2016 - $24,517).

As a part of its insurance policy, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account at September 30, 2016 is $2,353,417 (June 30, 2016 - $2,350,131).

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

The current undiscounted estimate of the reclamation costs for existing disturbances at the Sleeper Gold Project is $3,835,050 as required by U.S Bureau of Land Management and the Nevada Department of Environmental Protection. Assumptions used to compute the asset retirement obligations as at September 30, 2016 and June 30, 2016 for the Sleeper Gold Project included a credit adjusted risk free rate and inflation rate of 9.76% (June 30, 2016 – 9.76%) and 2.0% (June 30, 2016 – 2.0%), respectively. Expenses are expected to be incurred between the years 2017 and 2056.

Changes to the Company’s asset retirement obligations for the three month period ended September 30, 2016 and the year ended June 30, 2016 are as follows:

	Three Month Period	June 30, 2016
Balance at beginning of period	$1,402,039	$1,294,497
Accretion expense	34,322	147,992
Payments	—	(161,018)
Change in estimate of existing obligation	—	120,568
Balance at end of period	$1,436,361	$1,402,039

The balance of the asset retirement obligation of $1,436,361 (June 30, 2016 -$1,402,039 ) is comprised of a current portion of $384,099 (June 30, 2016 -$384,099 ) and a non-current portion of $1,052,262 (June 30, 2016 -$1,017,940 ).

Note 10. Other Income

The Company’s other income details were as follows:

	Three Month Period	Three Month Period
	2016	2015
Leasing of water rights to third party	5,306	5,202
Total	$5,306	$5,202

Note 11. Segmented Information:

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses and mineral property carrying values by material project for the period ended September 30, 2016:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at September 30, 2016
Sleeper Gold Project	$96,630	$115,482	$25,674,658
Grassy Mountain Project	440,741	39,129	20,785,728
	$537,371	$154,611	$46,460,386

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements — Continued

Expenses for the period ended September 30, 2015 and mineral property carrying values as at June 30, 2016 by material project:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at June 30, 2016
Sleeper Gold Project	$274,875	$84,522	$25,674,658
Grassy Mountain Project	—	—	—
	$274,875	$84,522	$25,674,658

Note 12. Commitments and Contingencies:

Lease Commitments

During the three month period ended September 30, 2016, the Company has office premises leases that expire at various dates until June 30, 2018.  The aggregate minimum rentals payable for these operating leases are as follows:

Year	Total Amount
2017	$15,083
2018	$18,400

During the three month period ended September 30, 2016, $7,951 was recognized as rent expense in the statement of operations and comprehensive loss/income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give the Company's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company's current plans, and the Company's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, and in the risk factors on Form 10-K that was filed with the U.S. Securities and Exchange Commission (SEC) on September 16, 2016. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

Overview

We are an emerging growth company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon.  We enhance the value of our projects by implementing exploration and engineering programs that are likely to expand and upgrade known mineralized material to reserves.  The following discussion updates our outlook and plan of operations for the foreseeable future.  It also analyzes our financial condition and summarizes the results of our operations for the three months ended September 30, 2016 and compares these results to the results of the prior year three months ended September 30, 2015.

Operating Highlights:

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

Outlook and Plan of Operation:

We believe that investors will gain a better understanding of our company if they understand how we measure and talk about our results.  As a non-producing company, we do not generate cash flow from our operations, we recognized the importance managing our liquidity and capital resources.  We pay close attention to non-discretionary cash expenses and look for ways to minimize them when possible.  We ensure we have sufficient cash on hand to meet our annual land holding costs as the maintenance of mining claims and leases are essential to preserve the value of our mineral property assets.

For the fiscal year ending June 30, 2017, we have undertaken or intend to undertake the following:

Sleeper Gold Project:

The Company is expected to focus its efforts on its reclamation and claim management activities.  For these activities, the Company has budgeted approximately $690,000.

Grassy Mountain Project:

The Company commenced a NI 43-101 Pre-Feasibility Study (“PFS”) in late August 2016.  The PFS will consist of detailed analysis of all the key parameters involved in constructing and operating a mine including projected capital and operating costs, production levels and expected returns under different scenarios.   To complete the PFS, the Company has selected and engaged several consulting firms which will be responsible to provide the key data and analysis for their respective area of mining expertise.

It is expected that in the Company’s second quarter, we will initiate a drill program of approximately 15,000-20,000 feet to achieve the following objectives for the PFS:

•	Expand, better define and increase the confidence level in the inventory of high-grade underground mineralized material;

•	Acquire material for PFS-level metallurgical testing and subsequent design of the recovery process; and

•	Obtain geotechnical data on rock quality for underground mine design and mining methodology.

Paramount plans to provide the Federal Bureau of Land Management (“BLM”) with the mine Plan of Operation, including the location of infrastructure and mine facilities within both the privately and federally owned land, in late 2016. Furthermore, the Company will initiate an Environmental Impact Statement (“EIS”) and commence the permitting process in 2017.

The Company has budgeted approximately $4.5 million for these activities for the fiscal year ending June 30, 2017.

Comparison of Operating Results for the three months ended September 30, 2016 and 2015

Results of Operations

We did not earn any revenue from mining operations for the three months ended September 30, 2016 and 2015. During the period, we completed the acquisition of Calico and began the previously announced prefeasibility study.  Other normal course of business activities included filing annual mining claim fees with the BLM, reclamation work at the Sleeper mine site and on-going reviews of its mining claims were completed.

Net Income/Loss

Our net income for the three months ended September 30, 2016 was $1,953,496 compared to a net loss of $801,993 in the previous year. The income in the period was due to the deferred tax recovery related to the acquisition of Calico of $3,215,418 which was offset by operating expenses of $1,270,320 as described below.  The Company expects to incur losses for the foreseeable future as we continue with our planned exploration programs.

Expenses

Exploration and Land Holding Costs

For the three months ended September 30, 2016, exploration expenses were $537,371 compared to $274,875 in the prior year.  This represents an increase of 95% or by $262,496.  During the period the Company commenced a prefeasibility study at its Grassy Mountain Project in Oregon where it incurred $440,741 in expenses.

For the three months ended September 30, 2016, land holding costs increased by 83% or by $70,089 to $154,611 from the prior year.  The increase was attributed to the annual mining claim and lease fees associated with the Grassy Mountain Project acquired in the period.

Human Capital

For the three months ended September 30, 2016, salary and benefits increased by 27% or by $56,552 to $264,843 from the prior year’s three months ended September 30, 2015.   Salary and benefits is comprised of cash and stock based compensation of the Company’s executive and corporate administration teams.  The increase reflects salary increases and bonuses awarded to the Company’s executive officers and employees.  Included in the salary and benefits expense amount for the three months ended September 30, 2016 and 2015 was a non-cash stock based compensation of $35,499 and $93,978, respectively.

Professional Fees and General and Administration

For the three month period ended September 30, 2016, professional fees were $47,991 compared to $50,828 in the prior year’s comparable period.  This represents a decrease of 6% or $2,837.

For the three month period ended September 30, 2016, general and administration expenses increase by 144% to $142,055 from $58,216 in the prior year comparable period.  The increase reflects additional general and administration expenses assumed with the acquisition of Calico, increased compliance costs and increased travel and marketing expenses from the prior year comparable period.

Liquidity and Capital Resources

As a non-revenue generating company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand.  At September 30, 2016, we had cash and cash equivalents of $3,717,063 compared to $5,874,258 as at June 30, 2016. This decrease of $2,157,195 was comprised mainly of the following material amounts:

•	Cash used to fund our operations which included general and administration expenses, land holding costs, exploration programs and reclamation activities of $1,159,935;

•	Transaction expenses, payment of acquired accounts payable and integration costs related to the acquisition of Calico of $1,001,623.

At September 30, 2016, we had net working capital of $3,355,139.   As previously reported on Form 10-K filed with the SEC on September 16, 2016, we anticipate our twelve month cash expenditures for our fiscal year ending June 30, 2017 to be as follows:

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

Discretionary cash-budget

•

$4,500,000 on the Grassy Mountain Project to complete a PFS and commence mine permitting (expenses include exploration and geo technical drilling, mineralized material modelling, economic analysis, mine planning, mine design, mine permitting, environmental impact statement preparation, metallurgical testing, process design and hydrology model design)

Our anticipated non-discretionary cash-budget will be funded by our cash on hand.   In order for us to complete our anticipated discretionary cash-budget, the company will require further capital resources.   Historically, we and other similar exploration and development public companies have accessed capital through equity financing arrangements.  If, however we are unable to obtain additional capital or financing, our exploration and development activities will be significantly adversely affected.

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

For stock option grants that have no market conditions that affect vesting, the Company uses the Black-Scholes option valuation model to value stock options granted. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates which are subjective and may not be representative of actual results. Changes in assumptions can materially affect estimates of fair values. For purposes of the calculation, the following assumptions were used for the fiscal years ended June 30, 2016 and 2015:

	2016	2015
WA Risk free interest rate	n/a	.98%
WA Expected dividend yield	n/a	0%
WA Expected stock price volatility	n/a	108%
WA Expected life of options in years	n/a	3.75

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for year ended June 30, 2016.

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

Company Name

Date: November 9, 2016	By:	/s/ Glen Van Treek
Glen Van Treek
President and Chief Executive Officer

Date: November 9, 2016	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer

Exhibit Index

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.