Form 10-Q
period 2016-12-31
Paramount Gold Nevada Corp.
filed 2017-02-09
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

The number of shares of Registrant’s Common Stock outstanding, $0.01 par value per share, as of February 6, 2017 was 15,689,954.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

as at December 31, 2016 and June 30, 2016

(Unaudited)

	As at December 31,	As at June 30,
	2016	2016
Assets
Current Assets
Cash and cash equivalents	$1,813,694	$5,874,258
Prepaid and deposits	418,835	175,383
Accounts receivable	15,060	—
Promissory note receivable (Note 3)	—	808,187
Other assets	—	561,997
Prepaid insurance (Note 9)	—	24,517
Total Current Assets	2,247,589	7,444,342
Non-Current Assets
Mineral properties (Note 7)	46,460,386	25,674,658
Property and equipment (Note 8)	14,839	14,896
Reclamation bond (Note 9)	2,293,874	2,350,131
Total Non-Current Assets	48,769,099	28,039,685
Total Assets	$51,016,688	$35,484,027
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$248,617	$175,801
Reclamation and environmental obligation, current portion (Note 9)	384,099	384,099
Total Current Liabilities	632,716	559,900
Non-Current Liabilities
Reclamation and environmental obligation, non-current portion (Note 9)	1,023,813	1,017,940
Total Liabilities	1,656,529	1,577,840
Stockholders' Equity
Common stock, par value $0.01, 50,000,000 authorized shares, 15,689,954 issued and outstanding at December 31, 2016 and 8,518,791 issued and outstanding at June 30, 2016	156,900	85,188
Additional paid in capital	80,397,039	65,143,383
Deficit	(31,193,780)	(31,322,384)
Total Stockholders' Equity	49,360,159	33,906,187
Total Liabilities and Stockholders' Equity	$51,016,688	$35,484,027

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss (Income)

for the Three and Six Month Period ended December 31, 2016 and 2015

(Unaudited)

	For the Three Month Period Ended December 31, 2016	For the Three Month Period Ended December 31, 2015	For the Six Month Period Ended December 31, 2016	For the Six Month Period Ended December 31, 2015
Revenue
Other income (Note 10)	$40,599	$125,722	$45,905	$130,924
Total Revenue	40,599	125,722	45,905	130,924
Expenses
Exploration	1,318,444	171,296	1,855,815	446,171
Land holding costs	122,288	101,591	276,900	195,237
Professional fees	51,869	108,581	99,860	150,286
Salaries and benefits	173,331	226,675	438,174	434,966
Directors compensation	38,754	58,183	83,783	109,448
General and administrative	126,060	109,738	268,115	167,954
Insurance	41,422	48,079	84,418	90,020
Depreciation	1,481	858	2,584	2,404
Accretion (Note 9)	34,322	36,998	68,644	73,996
Total Expenses	1,907,971	861,999	3,178,293	1,670,482
Net Loss before other Expense (Income)	1,867,372	736,277	3,132,388	1,539,558
Other Expense (Income)
Interest income	(3,227)	(1,350)	(6,513)	(2,711)
Interest and service charges	380	40	572	113
Non recurring rebates	(39,633)	—	(39,633)	—
Net Loss before income taxes	1,824,892	734,967	3,086,814	1,536,960
Income taxes
Deferred tax recovery (Note 3)	—	—	(3,215,418)	—
Net Loss (Income)	1,824,892	734,967	(128,604)	1,536,960
Other comprehensive loss
Unrealized loss on available-for-sale-securities	—	698	—	14,577
Total Comprehensive Loss (Income) for the Period	$1,824,892	$735,665	$(128,604)	$1,551,537
Loss (Income) per Common Share
Basic	$0.12	$0.09	$(0.01)	$0.18
Diluted	$0.12	$0.09	$(0.01)	$0.18
Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	15,689,954	8,518,791	15,417,138	8,518,791
Diluted	15,689,954	8,518,791	15,622,782	8,518,791

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity

for the Six Month Period Ended December 31, 2016 and Years ended June 30, 2016 and 2015

(Unaudited)

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at June 30, 2014	1,000	$29,701,475	$6,545,714	$(20,749,005)	$60,149	$15,558,333
Returned to treasury by PGSC for Spin-off	(1,000)	(29,701,475)	—	—	—	(29,701,475)
Capital issued for Spin-off transaction	8,101,371	81,014	29,620,461	—	—	29,701,475
Contributed capital by PGSC - Cash	—	—	8,445,860	—	—	8,445,860
Contributed capital by PGSC - Loan reclassified to equity	—	—	15,866,870	—	—	15,866,870
Capital issued for financing	417,420	4,174	1,465,826	—	—	1,470,000
Stock based compensation	—	—	375,788	—	—	375,788
Imputed interest on loans due to PGSC	—	—	2,252,027	—	—	2,252,027
Unrealized loss on marketable securities	—	—	—	—	(8,711)	(8,711)
Transfer on realized gain on sale of marketable securities	—	—	—	—	(106,631)	(106,631)
Net loss	—	—	—	(5,231,207)	—	(5,231,207)
Balance at June 30, 2015	8,518,791	85,188	64,572,546	(25,980,212)	(55,193)	38,622,329
Stock based compensation	—	—	570,837	—	—	570,837
Unrealized loss on marketable securities	—	—	—	—	55,193	55,193
Net loss	—	—	—	(5,342,172)	—	(5,342,172)
Balance at June 30, 2016	8,518,791	85,188	65,143,383	(31,322,384)	—	33,906,187
Stock based compensation	—	—	122,502	—	—	122,502
Capital issued for acquisition (Note 3)	7,171,163	71,712	15,131,154	—	—	15,202,866
Net income	—	—	—	128,604	—	128,604
Balance at December 31, 2016	15,689,954	156,900	80,397,039	(31,193,780)	—	49,360,159

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Cash Flows

for the Six Month Period ended December 31, 2016 and 2015

(Unaudited)

	For the Six Month Period Ended December 31, 2016	For the Six Month Period Ended December 31, 2015
Net Income (Loss)	$128,604	$(1,536,960)
Adjustment for:
Depreciation	2,584	2,404
Stock based compensation	122,502	279,094
Accretion expense (Note 9)	68,644	73,996
Interest earned on reclamation bond	(6,514)	(8,865)
Insurance expense	24,517	24,518
Deferred tax recovery	(3,215,418)	—
(Increase) decrease in accounts receivable	(15,060)	37,071
(Increase) decrease in prepaid expenses	(243,452)	(130,653)
Increase (decrease) in accounts payable	72,816	(108,013)
Cash used in operating activities	(3,060,777)	(1,367,408)
Acquisition of Calico	(1,001,623)	—
Cash acquired in Calico transaction	4,363	—
Purchase of equipment	(2,527)	(8,365)
Cash used in investing activities	(999,787)	(8,365)
Cash provided by financing activities	—	—

Change in cash during period	(4,060,564)	(1,375,773)
Cash at beginning of period	5,874,258	9,282,534
Cash at end of period	$1,813,694	$7,906,761

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Paramount Gold Nevada Corp. (the “Company” or “Paramount”), incorporated under the General Corporation Law of the State of Nevada, and its wholly-owned subsidiaries are engaged in the acquisition, exploration and development of  precious metal properties. The Company’s wholly owned subsidiaries include New Sleeper Gold LLC, Sleeper Mining Company, LLC, and Calico Resources USA Corp (“Calico”).   The Company is in the process of exploring its mineral properties in Nevada and Oregon, United States. The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to advance its projects and to date has not determined whether these properties contain reserves that are economically recoverable.  The Company’s shares of common stock trade on the NYSE MKT LLC under the symbol “PZG”.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and amounts receivable.  The Company maintains cash in accounts which may, at times, exceed federally insured limits.  At December 31, 2016, the balances of approximately $1.5 million were in excess of federally insured limits.  We deposit our cash with financial institutions which we believe have sufficient credit quality to minimize the risk of loss.

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

For the three month period ended December 31, 2016 and 2015 and the six month period ended December 31, 2015, the shares of common stock equivalents related to outstanding stock options have not been included in the diluted per share calculation as they are anti-dilutive as the Company has recorded a net loss from continuing operations for the period.

For the six month period ended December 31, 2016, the shares of common stock equivalents related to outstanding stock options have been included in the diluted per share calculation as the Company has recorded a net income from continuing operations for the period.

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

Note 3. Acquisitions

On July 7, 2016, the Company completed the acquisition of Calico, which held mining claims and the Grassy Mountain Gold Project in Oregon, USA. Upon closing of the transaction, Calico became a wholly-owned subsidiary of the Company, and each issued and outstanding share of Calico common stock was converted into 0.07 shares of Paramount common stock.

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

A loan was granted to Calico prior to the acquisition in exchange for a promissory note. As at June 30, 2016, the balance was $808,187 and has been eliminated on consolidation.

Pursuant to the acquisition of Calico, the Company recorded a deferred tax liability of $3,215,418.  Subsequent to the acquisition, the Company determined that it would be able to utilize the benefit of its tax operating loss carryforwards and adjusted its valuation allowance to recognize the benefit of these previously unrecognized deferred tax assets and offset the deferred tax liability.  Accordingly, the Company recognized a deferred tax recovery of $3,215,418.

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

		Fair Value at December 31, 2016			June 30, 2016
Assets	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,813,694	1,813,694	—	—	$5,874,258

The Company’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash and cash equivalents that are valued based on quoted market prices in active markets are primarily comprised of commercial paper, short-term certificates of deposit and U.S. Treasury securities.

.

Note 5. Non-Cash Transactions

During the six month period ended December 31, 2016, the Company issued 7,171,163 shares of its common stock with a value of $15,202,866 for the acquisition of Calico Resources Corp.

Note 6. Capital Stock

Authorized Capital

Authorized capital stock consists of 50,000,000 common shares with par value of $0.01 per common share (June 30, 2016 – 50,000,000 common shares with par value $0.01 per common share).  At December 31, 2016 there were 15,689,954 common shares issued and outstanding (June 30, 2016- 8,518,791 common shares).

Stock Options and Stock Based Compensation

Paramount’s 2015 and 2016 Stock Incentive and Compensation Plans, which are shareholder-approved, permits the grant of share options and shares to its employees for up to 1.569 million shares of common stock. Option awards are generally granted with an exercise price equal to the market price of Paramount’s stock at the date of grant and have contractual lives of 5 years.  To better align the interests of its key executives and employees with those of its shareholders, a significant portion of those share option awards will vest contingent upon meeting certain stock price appreciation performance goals. Option and share awards provide for accelerated vesting if there is a change in control (as defined in the employee share option plan).

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

A summary of option activity under the Stock Incentive and Compensation Plan  as of December 31, 2016, and changes during the six month period ended is presented below.

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at July 1, 2016	995,000	$1.53	—	—
Granted	50,000	2.12	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2016	1,045,000	$1.56	3.70	$477,600
Exercisable at December 31, 2016	680,005	$1.53	4.25	$318,404

A summary of the status of Paramount’s non-vested shares as of July 1, 2016 and changes during the six month period ended December 31, 2016 is presented below.

Non-vested Options	Shares	Weighted- Average Grant- Date Fair Value
Non-vested at July 1, 2016	663,330	$1.13
Granted	50,000	1.23
Vested	348,335	1.14
Forfeited	—	—
Non-vested at December 31, 2016	364,995	$1.14

As of December 31, 2016, there was $120,928 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the employee share option plan. That cost is expected to be recognized over a weighted-average period of 0.67 years. The total fair value of share based compensation arrangements vested during the six month period ended December 31, 2016 and 2015, was $351,236 and $nil, respectively.

Note 7. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	December 31, 2016	June 30, 2016
Sleeper	$25,674,658	$25,674,658
Grassy Mountain	20,785,728	—
	$46,460,386	$25,674,658

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements — Continued

Sleeper:

Sleeper is located in Humbolt County, Nevada approximately 26 miles northwest of the town of Winnemucca.  The Sleeper Gold Mine consists of 2,322 unpatented mining claims totaling approximately 38,300 acres.

Grassy Mountain:

The Grassy Mountain Project is located in Malheur County, Oregon, approximately 22 miles south of Vale, Oregon, and roughly 70 miles west of Boise, Idaho. It consists of 418 unpatented lode claims, 3 patented lode claims, 9 mill site claims, 6 association placer claims, and various leased fee land surface and surface/mineral rights, all totaling approximately 9,300 acres.

Note 8. Property and Equipment:

At December 31, 2016, and June 30, 2016, property and equipment consisted of the following:

	December 31, 2016	June 30, 2016
Computer equipment	$21,333	$18,806
Equipment	1,329	1,329
Subtotal	22,662	20,135

Accumulated depreciation	(7,823)	(5,239)
Total	$14,839	$14,896

During the six month period ended December 31, 2016, net additions to property, and equipment were $2,527 (2015- $8,365). During the six month period ended December 31, 2016 the Company recorded depreciation of $2,584 (2015-$2,404).

Note 9. Reclamation and Environmental:

The Company holds an insurance policy which is in effect until 2033 related to its Sleeper Gold Project.  The policy covers reclamation costs up to an aggregate of $25 million in the event the Company’s bond is insufficient to cover any mandated reclamation obligations.  The unamortized insurance premium was amortized to December 31, 2016 .

As a part of its insurance policy, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account at December 31, 2016 is $2,293,874 (June 30, 2016 - $2,350,131).

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

The current undiscounted estimate of the reclamation costs for existing disturbances at the Sleeper Gold Project is $3,835,050 as required by U.S Bureau of Land Management and the Nevada Department of Environmental Protection. Assumptions used to compute the asset retirement obligations as at December 31, 2016 and June 30, 2016 for the Sleeper Gold Project included a credit adjusted risk free rate and inflation rate of 9.76% (June 30, 2016 – 9.76%) and 2.0% (June 30, 2016 – 2.0%), respectively. Expenses are expected to be incurred between the years 2017 and 2056.

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements — Continued

Changes to the Company’s asset retirement obligations for the six month period ended December 31, 2016 and the year ended June 30, 2016 are as follows:

	Six Month Period	June 30, 2016
Balance at beginning of period	$1,402,039	$1,294,497
Accretion expense	68,644	147,992
Payments	(62,771)	(161,018)
Change in estimate of existing obligation	—	120,568
Balance at end of period	$1,407,912	$1,402,039

The balance of the asset retirement obligation of $1,407,912 (June 30, 2016 -$1,402,039 ) is comprised of a current portion of $384,099 (June 30, 2016 -$384,099 ) and a non-current portion of $1,023,813 (June 30, 2016 -$1,017,940 ).

Note 10. Other Income

The Company’s other income details were as follows:

	Six Month Period	Six Month Period
	2016	2015
Re-imbursement of reclamation costs	$40,599	$125,222
Gain on disposal of fixed assets	—	500
Leasing of water rights to third party	5,306	5,202
Total	$45,905	$130,924

Note 11. Segmented Information:

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses and mineral property carrying values by material project for the six month period ended December 31, 2016:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at December 31, 2016
Sleeper Gold Project	$342,951	$219,280	$25,674,658
Grassy Mountain Project	1,512,864	57,620	20,785,728
	$1,855,815	$276,900	$46,460,386

Expenses for the six month period ended December 31, 2015 and mineral property carrying values as at June 30, 2016 by material project:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at June 30, 2016
Sleeper Gold Project	$446,171	$195,237	$25,674,658
Grassy Mountain Project	—	—	—
	$446,171	$195,237	$25,674,658

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements — Continued

Note 12. Commitments and Contingencies:

Lease Commitments

During the six month period ended December 31, 2016, the Company has office premises leases that expire at various dates until June 30, 2018.  The aggregate minimum rentals payable for these operating leases are as follows:

Year	Total Amount
2017	$8,722
2018	$18,400

During the six month period ended December 31, 2016, $7,951 was recognized as rent expense in the statement of operations and comprehensive loss/income.

Note 13. Subsequent Events:

On February 6, 2017, the Company entered into definitive agreements with accredited investors to issue common stock and warrants in a private transaction (the “Transaction”).  Under the terms of the Transaction, Paramount has agreed to sell an aggregate of 2,090,000 units at $1.75 per unit for aggregate proceeds of $3,657,500.  Each unit will consist of one share of common stock and one warrant to purchase one-half of a share of common stock. Each warrant will have a two-year term and will be exercisable at the following exercise prices:  in the first year at $2.00 per share or in the second year at $2.25 per share.

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

Overview

We are an emerging growth company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon.  We enhance the value of our projects by implementing exploration and engineering programs that are likely to expand and upgrade known mineralized material to reserves.  The following discussion updates our outlook and plan of operations for the foreseeable future.  It also analyzes our financial condition and summarizes the results of our operations for the three and six months ended December 31, 2016 and compares these results to the results of the prior year three and six months ended December 31, 2015.

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

In November, 2016, Paramount received approval from the Oregon Department of Geology and Mineral Indrustries (“DOGAMI”) under Division 37 guidelines to commence its 29 hole drill program at its 100%-owned Grassy Mountain Gold Project in Eastern Oregon.  The drill program is a key component of its Pre-Feasibility Study (“PFS”) that the Company began in August.  Drilling was commenced in late November and is expected to be completed in the Company’s third quarter.  Paramount has reported some of the results of the drill program in the subsequent quarter and final results are expected during the Company’s third and fourth quarters.

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

In the Company’s second quarter, a drill program of approximately 15,000-20,000 feet will commence to achieve the following objectives for the PFS:

•	Expand, better define and increase the confidence level in the inventory of high-grade underground mineralized material;
•	Acquire material for PFS-level metallurgical testing and subsequent design of the recovery process; and
•	Obtain geotechnical data on rock quality for underground mine design and mining methodology.

Paramount plans to provide the Federal Bureau of Land Management (“BLM”) with the mine Plan of Operation, including the location of infrastructure and mine facilities within both the privately and federally owned land, in 2017. Furthermore, the Company will initiate an Environmental Impact Statement (“EIS”) and commence the permitting process in 2017.

The Company has budgeted approximately $4.5 million for these activities for the fiscal year ending June 30, 2017.

Comparison of Operating Results for the three and six months ended December 31, 2016 and 2015

Results of Operations

We did not earn any revenue from mining operations for the three and six months ended December 31, 2016 and 2015. During the six month period, we completed the acquisition of Calico and began the PFS. During the three month period, we completed 4 holes of a 29 hole drill program at our Grassy Mountain Project.   Other normal course of business activities included filing annual mining claim fees with the BLM, reclamation work at the Sleeper mine site and on-going reviews of its mining claims were completed.

Net Income/Loss

Our net loss for the three months ended December 31, 2016 was $1,824,892 compared to a net loss of $734,967 in the previous year. The loss in the period was due to the operating expenses incurred as described below.

Our net gain for the six months ended December 31, 2016 was $128,604 compared to a net loss of $1,536,960 in the previous year.  The gain in the period was due to the deferred tax recovery related to the acquisition of Calico of $3,215,418 which was offset by operating expenses of $3,178,293 as described below.

The Company expects to incur losses for the foreseeable future as we continue with our planned exploration programs.

Expenses

Exploration and Land Holding Costs

For the three months ended December 31, 2016, exploration expenses were $1,318,444 compared to $171,296 in the prior year.  This represents an increase of 670% or by $1,147,148.  During the three month period the Company commenced a 29 hole drill program at its Grassy Mountain Project in Oregon where it incurred $1,072,124 in expenses.

For the three months ended December 31, 2016, land holding costs increased by 20% or by $20,697 to $122,288 from the prior year.  The increase was attributed to the annual mining claim and lease fees associated with the Grassy Mountain Project acquired in July 2016.

For the six months ended December 31, 2016, exploration expenses were $1,855,815 compared to $446,171 in the prior year.  This represents an increase of $1,409,644 or by 316%.  During the six month period the Company commenced a PFS and drill program at its Grassy Mountain Project where it incurred $1,512,864 in exploration expenses.

For the six months ended December 31, 2016, land holding costs increased by 42% or by $81,663 to $276,900  from the prior year.  The increase was attributed to the annual mining claim and lease fees associated with the Grassy Mountain Project acquired in the period.

Human Capital

For the three months ended December 31, 2016, salary and benefits decreased by 24% or by $53,344 to $173,331 from the prior year’s three months ended December 31, 2015.   Salary and benefits is comprised of cash and stock based compensation of the Company’s executive and corporate administration teams.  The decrease reflects salary increases to the Company’s salaried employees offset by decreases in stock based compensation from the comparable prior year period.  Included in the salary and benefits expense amount for the three months ended December 31, 2016 and 2015 was a non-cash stock based compensation of $30,431 and $93,978, respectively.

For the six months ended December 31, 2016, salary and benefits increased by 1% or by $3,208 to $438,174 from the prior year’s six months ended December 31, 2015.  Increases in salaries in the current six month period were offset by decreases in stock based compensation to the comparable prior year period.  Included in the salary and benefits expense amount for the six months ended December 31, 2016 and 2015 was a non-cash stock based compensation of $60,862 and $186,077, respectively.

Professional Fees and General and Administration

For the three month period ended December 31, 2016, professional fees were $51,869 compared to $108,581 in the prior year’s comparable period.  This represents a decrease of 52% or $56,712.

For the six month period ended December 31, 2016, professional fees were $99,860 compared to $150,286 in the prior year’s comparable period. The represents a decrease of 34% or $50,426.

During the comparable prior year three and six month periods, the Company was incurring additional professional fee expenses as a result of its acquisition of Calico.

For the three month period ended December 31, 2016, general and administration expenses increase by 15% to $126,060 from $109,738 in the prior year comparable period.  The increase reflects additional general and administration expenses assumed with the acquisition of Calico, increased compliance costs and increased travel and marketing expenses from the prior year comparable period.

For the six month period ended December 30, 2016, general and administration expenses increased by 60% to $268,115 from $167,954 in the prior year comparable period.  The increase reflects additional general and administration expenses assumed with the acquisition of Calico, increased compliance costs and increased travel and marketing expenses from the prior year comparable period.

Liquidity and Capital Resources

As a non-revenue generating company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand.  At December 31, 2016, we had cash and cash equivalents of $1,813,694 compared to $5,874,258 as at June 30, 2016. This decrease of $4,060,564 was comprised mainly of the following material amounts:

•	Cash used to fund our operations which included general and administration expenses, land holding costs, exploration programs and reclamation activities of $3,060,777;

•	Transaction expenses, payment of acquired accounts payable and integration costs related to the acquisition of Calico of $1,001,623.

At December 31, 2016, we had net working capital of $1,614,873.   As previously reported on Form 10-K filed with the SEC on September 16, 2016, we anticipate our twelve month cash expenditures for our fiscal year ending June 30, 2017 to be as follows:

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

Interest Rate Risk

The Company’s investment policy for its cash and cash equivalents is focused on the preservation of capital and supporting the liquidity requirements of the Company. The Company’s interest earned on its cash balances is impacted on the fluctuations of U.S. interest rates. We do not use interest rate derivative instruments to manage exposure to interest rate changes. We do not believe that interest rate fluctuations will have any material effect on our operations.

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

Company Name

Date: February 9, 2017	By:	/s/ Glen Van Treek
Glen Van Treek
President and Chief Executive Officer

Date: February 9, 2017	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer

Exhibit Index

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.