Form 10-Q
period 2017-03-31
Paramount Gold Nevada Corp.
filed 2017-05-09
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of Registrant’s Common Stock outstanding, $0.01 par value per share, as of May 6, 2017 was 17,779,954.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

as at March 31, 2017 and June 30, 2016

(Unaudited)

	As at March 31,	As at June 30,
	2017	2016
Assets
Current Assets
Cash and cash equivalents	$4,465,340	$5,874,258
Prepaid and deposits	323,594	175,383
Accounts receivable	15,060	—
Promissory note receivable (Note 3)	—	808,187
Other assets	—	561,997
Prepaid insurance (Note 8)	—	24,517
Total Current Assets	4,803,994	7,444,342
Non-Current Assets
Mineral properties (Note 7)	46,460,386	25,674,658
Property and equipment	13,749	14,896
Reclamation bond (Note 8)	2,082,619	2,350,131
Total Non-Current Assets	48,556,754	28,039,685
Total Assets	$53,360,748	$35,484,027
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$592,649	$175,801
Reclamation and environmental obligation, current portion (Note 8)	105,806	384,099
Total Current Liabilities	698,455	559,900
Non-Current Liabilities
Reclamation and environmental obligation, non-current portion (Note 8)	1,120,906	1,017,940
Total Liabilities	1,819,361	1,577,840
Stockholders' Equity
Common stock, par value $0.01, 50,000,000 authorized shares, 17,779,954 issued and outstanding at March 31, 2017 and 8,518,791 issued and outstanding at June 30, 2016	177,800	85,188
Additional paid in capital	83,981,831	65,143,383
Deficit	(32,618,244)	(31,322,384)
Total Stockholders' Equity	51,541,387	33,906,187
Total Liabilities and Stockholders' Equity	$53,360,748	$35,484,027

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

for the Three and Nine Month Period ended March 31, 2017 and 2016

(Unaudited)

	For the Three Month Period Ended March 31, 2017	For the Three Month Period Ended March 31, 2016	For the Nine Month Period Ended March 31, 2017	For the Nine Month Period Ended March 31, 2016
Revenue
Other income (Note 9)	$237,694	$—	$283,599	$130,924
Total Revenue	237,694	—	283,599	130,924
Expenses
Exploration	1,133,141	101,938	2,988,956	548,113
Land holding costs	220,684	101,428	497,584	296,664
Professional fees	34,326	409,070	134,187	559,356
Salaries and benefits	206,789	202,153	644,964	637,119
Directors compensation	35,896	48,535	119,679	157,983
General and administrative	70,344	73,847	338,459	241,801
Insurance	28,545	59,434	112,962	149,454
Depreciation	1,090	568	3,674	2,972
Accretion (Note 8)	34,322	36,998	102,966	110,995
Total Expenses	1,765,137	1,033,971	4,943,431	2,704,457
Net Loss before other Expense	1,527,443	1,033,971	4,659,832	2,573,533
Other Expense (Income)
Interest income	(4,268)	(3,297)	(10,781)	(6,008)
Interest and service charges	1,287	77	1,860	186
Gain on sale of mineral property (Note 7)	(100,000)	—	(100,000)
Other than temporary impairment of available-for-sale-securities	—	69,850	—	69,850
Non-recurring rebates	—	—	(39,633)	—
Net Loss before income taxes	1,424,462	1,100,601	4,511,278	2,637,561
Income taxes
Deferred tax recovery (Note 3)	—	—	(3,215,418)	—
Net Loss	1,424,462	1,100,601	1,295,860	2,637,561
Total Comprehensive Loss for the Period	$1,424,462	$1,100,601	$1,295,860	$2,637,561
Loss per Common Share
Basic	$0.09	$0.13	$0.08	$0.31
Diluted	$0.09	$0.13	$0.08	$0.31
Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	16,734,954	8,518,791	15,849,997	8,518,791
Diluted	16,734,954	8,518,791	15,849,997	8,518,791

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity

for the Nine Month Period Ended March 31, 2017 and Years ended June 30, 2016

(Unaudited)

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at June 30, 2015	8,518,791	$85,188	$64,572,546	$(25,980,212)	$(55,193)	$38,622,329
Stock based compensation	—	—	570,837	—	—	570,837
Unrealized loss on marketable securities	—	—	—	—	55,193	55,193
Net loss	—	—	—	(5,342,172)	—	(5,342,172)
Balance at June 30, 2016	8,518,791	$85,188	$65,143,383	$(31,322,384)	—	$33,906,187
Stock based compensation	—	—	175,038	—	—	175,038
Capital issued for acquisition (Note 3)	7,171,163	71,712	15,131,154	—	—	15,202,866
Capital issued for financing (Note 6)	2,090,000	20,900	3,532,256	—	—	3,553,156
Net loss	—	—	—	(1,295,860)	—	(1,295,860)
Balance at March 31, 2017	17,779,954	$177,800	$83,981,831	$(32,618,244)	—	$51,541,387

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Cash Flows

for the Nine Month Period ended March 31, 2017 and 2016

(Unaudited)

	For the Nine Month Period Ended March 31, 2017	For the Nine Month Period Ended March 31, 2016
Net Loss	$(1,295,860)	$(2,637,561)
Adjustment for:
Depreciation	3,674	2,972
Stock based compensation	175,038	417,126
Accretion expense (Note 8)	102,966	110,995
Interest earned on reclamation bond	(10,781)	(12,162)
Insurance expense	24,517	36,783
Other than temporary impairment of marketable securities	—	69,850
Deferred tax recovery	(3,215,418)	—
(Increase) decrease in accounts receivable	(15,060)	37,071
(Increase) decrease in prepaid expenses	(148,211)	(21,263)
Increase (decrease) in accounts payable	416,848	93,005
Cash used in operating activities	(3,962,287)	(1,903,184)
Acquisition of Calico	(1,006,964)	—
Cash acquired in Calico transaction	4,363	—
Purchase of equipment	(2,527)	(8,365)
Cash used in investing activities	(1,005,128)	(8,365)
Capital issued for financing (Note 6)	3,558,497	—
Promissory note receivable (Note 3)	—	(300,000)
Cash provided by financing activities	3,558,497	(300,000)

Change in cash during period	(1,408,918)	(2,211,549)
Cash at beginning of period	5,874,258	9,282,534
Cash at end of period	$4,465,340	$7,070,985

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Paramount Gold Nevada Corp. (the “Company” or “Paramount”), incorporated under the General Corporation Law of the State of Nevada, and its wholly-owned subsidiaries are engaged in the acquisition, exploration and development of  precious metal properties. The Company’s wholly owned subsidiaries include New Sleeper Gold LLC, Sleeper Mining Company, LLC, and Calico Resources USA Corp (“Calico”).   The Company is in the process of exploring its mineral properties in Nevada and Oregon, United States. The Company’s activities are subject to significant risks and uncertainties, including the risk of failing to secure additional funding to advance its projects and the risks of determining whether these properties contain reserves that are economically recoverable.  The Company’s shares of common stock trade on the NYSE MKT LLC under the symbol “PZG”.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and amounts receivable.  The Company maintains cash in accounts which may, at times, exceed federally insured limits.  At March 31, 2017, the balances of approximately $4.2 million were in excess of federally insured limits.  We deposit our cash with financial institutions which we believe have sufficient credit quality to minimize the risk of loss.

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

For the three month period ended March 31, 2017 and 2016 and the nine month period ended March 31, 2017 and 2016, the shares of common stock equivalents related to outstanding stock options have not been included in the diluted per share calculation as they are anti-dilutive as the Company has recorded a net loss from continuing operations for the periods.

Revenue Recognition

Revenue is recognized when persuasive evidence that an agreement exists, the risks and rewards of ownership pass to the purchaser, the selling price is fixed and determinable; or collection is reasonably assured. The passing of title to the purchaser is based on the terms of the purchase and sale agreement.

Note 2. Recent Accounting Guidance

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash,” which will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. These changes become effective for the Company's fiscal year beginning July 1, 2018. The Company is currently evaluating the potential impact of implementing these changes on the Company's consolidated financial position, results of operations, and cash flows.

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

Common shares issued (7,171,163 at $2.12)	$15,202,866
Transaction advisory fees and other acquisition costs	795,925
Total purchase price	$15,998,791
Assets:
Cash	$4,363
Receivables and other current assets	28,093
Mineral properties	20,785,728
20,818,184
Liabilities:
Accounts payable and accrued liabilities	1,603,975
Deferred income taxes	3,215,418
4,819,393
Net assets acquired	$15,998,791

A loan was granted to Calico prior to the acquisition in exchange for a promissory note. As at June 30, 2016, the balance was $808,187 and has been eliminated on consolidation post acquisition.

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

		Fair Value at March 31, 2017			June 30, 2016
Assets	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,465,340	4,465,340	—	—	$5,874,258

The Company’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash and cash equivalents that are valued based on quoted market prices in active markets are primarily comprised of commercial paper, short-term certificates of deposit and U.S. Treasury securities.

.

Note 5. Non-Cash Transactions

During the nine month period ended March 31, 2017, the Company issued 7,171,163 shares of its common stock with a value of $15,202,866 for the acquisition of Calico Resources Corp.

Note 6. Capital Stock

Authorized Capital

Authorized capital stock consists of 50,000,000 common shares with par value of $0.01 per common share (June 30, 2016 – 50,000,000 common shares with par value $0.01 per common share).

On February 14, 2017, the Company issued 2,090,000 units at $1.75 per unit for aggregate gross proceeds of $3,657,500 in a non-brokered private placement funding with accredited investors.   Each unit consists of one share of common stock and one warrant to purchase one-half of a share of common stock. Each warrant will have a two-year term and is exercisable at the following exercise prices:  in the first year at $2.00 per share or in the second year at $2.25 per share.  As a result of the issuance of units, the Company recorded an increase in the additional paid in capital of $3,532,256 which included a fair value for the warrants of $473,658 at the time of the transaction.   The fair value of warrants issued during the nine months ended March 31, 2017 was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions:

	2017	2016
Weighted average risk-free interest rate	0.83%	—
Weighted-average volatility	55.21%	—
Expected dividends	$0.00	—
Weighted average expected term (years)	1.00	—
Weighted average fair value	$0.45	—

At March 31, 2017 there were 17,779,954 common shares issued and outstanding (June 30, 2016 - 8,518,791 common shares).

Warrants

A summary of warrant activity as of March 31, 2017, and changes during the nine month period ended is presented below:

	Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at July 1, 2016	—	$-	—	—
Issued	1,045,000	2.13	1.92	—
Outstanding at March 31, 2017	1,045,000	$2.13	1.92	—

Stock Options and Stock Based Compensation

Paramount’s 2015 and 2016 Stock Incentive and Compensation Plans, which are stockholder-approved, permits the grant of stock options and stock to its employees for up to 1.569 million shares of common stock. Option awards are generally granted with an exercise price equal to the market price of Paramount’s stock at the date of grant and have contractual lives of 5 years.  To better align the interests of its key executives and employees with those of its stockholders, a significant portion of those stock option awards will vest contingent upon meeting certain stock price appreciation performance goals. Option and stock awards provide for accelerated vesting if there is a change in control (as defined in the employee stock option plan).

The fair value of option awards that have market conditions are estimated on the date of grant using a Monte-Carlo Simulation valuation model.  The award’s grant date fair value is determined by taking the average of the grant date fair values under each of many Monte Carlo trials.  The key assumptions used in the simulations were as follows:

	2017	2016
Weighted average risk-free interest rate	1.26%	—
Weighted average volatility	70.26%	—
Weighted average fair value	$1.22	—

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

	2017	2016
Weighted average risk-free interest rate	1.26%	—
Weighted-average volatility	70.26%	—
Expected dividends	$0.00	—
Weighted average expected term (years)	5.00	—
Weighted average fair value	$1.23	—

A summary of option activity under the Stock Incentive and Compensation Plan  as of March 31, 2017, and changes during the nine month period ended is presented below.

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2016	995,000	$1.53	—	$-
Granted	50,000	2.12	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2017	1,045,000	$1.56	3.31	$139,300
Exercisable at March 31, 2017	680,005	$1.58	3.36	$92,868

A summary of the status of Paramount’s non-vested options as of July 1, 2016 and changes during the nine month period ended March 31, 2017 is presented below.

Non-vested Options	Options	Weighted- Average Grant- Date Fair Value
Non-vested at July 1, 2016	663,330	$1.13
Granted	50,000	1.23
Vested	348,335	1.14
Forfeited	—	—
Non-vested at March 31, 2017	364,995	$1.14

As of March 31, 2017, there was $60,089 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the employee share option plan. That cost is expected to be recognized over a weighted-average period of 0.51 years. The total fair value of share based compensation arrangements vested during the nine month period ended March 31, 2017 and 2016, was $351,236 and $nil, respectively.

Note 7. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	March 31, 2017	June 30, 2016
Sleeper	$25,674,658	$25,674,658
Grassy Mountain	20,785,728	—
	$46,460,386	$25,674,658

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

During the three month period ended March 31, 2017, the Company sold non-core mining claims and recorded a gain on its statement of operations and comprehensive loss of $100,000.

Note 8. Reclamation and Environmental:

The Company holds an insurance policy which is in effect until 2033 related to its Sleeper Gold Project.  The policy covers reclamation costs up to an aggregate of $25 million in the event the Company’s bond is insufficient to cover any mandated reclamation obligations.

As a part of its insurance policy, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account at March 31, 2017 is $2,082,619 (June 30, 2016 - $2,350,131).

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

The current undiscounted estimate of the reclamation costs for existing disturbances at the Sleeper Gold Project is $3,835,050 as required by U.S Bureau of Land Management and the Nevada Department of Environmental Protection. Assumptions used to compute the asset retirement obligations as at March 31, 2017 and June 30, 2016 for the Sleeper Gold Project included a credit adjusted risk free rate and inflation rate of 9.76% (June 30, 2016 – 9.76%) and 2.0% (June 30, 2016 – 2.0%), respectively. Expenses are expected to be incurred between the years 2017 and 2056.

Changes to the Company’s asset retirement obligations for the nine month period ended March 31, 2017 and the year ended June 30, 2016 are as follows:

	Nine Month Period 2017	Year Ended June 30, 2016
Balance at beginning of period	$1,402,039	$1,294,497
Accretion expense	102,966	147,992
Payments	(278,293)	(161,018)
Change in estimate of existing obligation	—	120,568
Balance at end of period	$1,226,712	$1,402,039

The balance of the asset retirement obligation of $1,226,712 (June 30, 2016 -$1,402,039 ) is comprised of a current portion of $105,806 (June 30, 2016 -$384,099 ) and a non-current portion of $1,120,906 (June 30, 2016 -$1,017,940 ).

Note 9. Other Income

The Company’s other income details for the nine month period ended March 31, 2017 were as follows:

	Nine Month Period	Nine Month Period
	2017	2016
Re-imbursement of reclamation costs	$278,293	$125,222
Gain on disposal of fixed assets	—	500
Leasing of water rights to third party	5,306	5,202
Total	$283,599	$130,924

Note 10. Segmented Information:

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses and mineral property carrying values by material project for the nine month period ended March 31, 2017:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at March 31, 2017
Sleeper Gold Project	$440,681	$321,578	$25,674,658
Grassy Mountain Project	2,548,275	176,006	20,785,728
	$2,988,956	$497,584	$46,460,386

Expenses for the nine month period ended March 31, 2016 and mineral property carrying values as at June 30, 2016 by material project:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at June 30, 2016
Sleeper Gold Project	$548,113	$296,664	$25,674,658
Grassy Mountain Project	—	—	—
	$548,113	$296,664	$25,674,658

Note 11. Commitments and Contingencies:

Lease Commitments

During the nine month period ended March 31, 2017, the Company has office premises leases that expire at various dates until June 30, 2018.  The aggregate minimum rentals payable for these operating leases are as follows:

Year	Total Amount
2017	$4,361
2018	$18,400

During the nine month period ended March 31, 2017, $7,951 was recognized as rent expense in the statement of operations and comprehensive loss/income.

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

Overview

We are an emerging growth company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon.  We enhance the value of our projects by implementing exploration and engineering programs that are likely to expand and upgrade known mineralized material to reserves.  The following discussion updates our outlook and plan of operations for the foreseeable future.  It also analyzes our financial condition and summarizes the results of our operations for the three and nine months ended March 31, 2017 and compares these results to the results of the prior year three and nine months ended March 31, 2016.

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

On July 7, 2016, Paramount and Calico completed the transaction contemplated by the Agreement, pursuant to which Calico became a wholly-owned subsidiary of Paramount.  Pursuant to the Agreement, at the effective time, each issued and outstanding share of Calico common share, no par value per share, was converted into the right to receive 0.07 of a share of common stock of Paramount, par value $0.01 per share.  No cash or other compensation was paid for fractional shares. Paramount issued approximately 7.2 million shares of Paramount common stock as consideration in the transaction.  Based on the closing price of Paramount common stock on July 6, 2016 as reported on the New York Stock Exchange MKT, the aggregate value of the consideration paid or payable to former holders of Calico’s common shares was approximately $15.2 million.

The requisite approval of the Plan of Arrangement by the Calico shareholders was obtained at annual and special meeting of the Calico shareholders held on June 29, 2016.  On July 5, 2016, a final order was entered by the Supreme Court of British Columbia in connection with the Plan of Arrangement (Vancouver Registry No. S-105075).

In November, 2016, Paramount received approval from the Oregon Department of Geology and Mineral Industries (“DOGAMI”) under Division 37 guidelines to commence its 29 hole drill program at its 100%-owned Grassy Mountain Gold Project in Eastern Oregon.  The drill program is a key component of its Pre-Feasibility Study (“PFS”) that the Company began in August.  Drilling was commenced in late November and is expected to be completed in the Company’s fourth quarter.  Paramount has reported some of the results of the drill program in the second quarter and final results are expected during the Company’s third and fourth quarters.

On February 6, 2017, the Company entered into definitive agreements with accredited investors to issue units comprised of common stock and warrants in a private transaction (the “Offering”).  Under the terms of the Offering, Paramount agreed to sell an aggregate of 2,090,000 units at $1.75 per unit for aggregate proceeds of $3,657,500.  Each unit consists of one share of common stock and one warrant to purchase one-half of a share of common stock.  Each warrant has a two-year term and will be exercisable at the following exercise prices:  in the first year at $2.00 per share or in the second year at $2.25 per share.

On February 14, 2017, the Company closed the Offering and issued 2,090,000 units.

Outlook and Plan of Operation:

We believe that investors will gain a better understanding of our company if they understand how we measure and talk about our results.  As a non-producing company, we do not generate cash flow from our operations. We recognize the importance of managing our liquidity and capital resources.  We pay close attention to non-discretionary cash expenses and look for ways to minimize them when possible.  We ensure we have sufficient cash on hand to meet our annual land holding costs as the maintenance of mining claims and leases are essential to preserve the value of our mineral property assets.

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

In the Company’s second quarter, a drill program of approximately 15,000-20,000 feet commenced to achieve the following objectives for the PFS:

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

Comparison of Operating Results for the three and nine months ended March 31, 2017 and 2016

Results of Operations

We did not earn any revenue from mining operations for the three and nine months ended March 31, 2017 and 2016. During the nine month period, we completed the acquisition of Calico and began the PFS. During the three month period ended March 31, 2017, progress with our previously announced 29 hole drill program at our Grassy Mountain Project was delayed due to the record snowfall experienced this winter in Eastern Oregon.   This delay impacted our ability to drill during the months of January and February.  We recommenced the drill program in mid-March. Other normal course of business activities included filing annual mining claim fees with the BLM, reclamation work at the Sleeper mine site and on-going reviews of its mining claims were completed.

Net Loss

Our net loss for the three months ended March 31, 2017 was $1,424,462 compared to a net loss of $1,100,601 in the previous year. The loss in the period was due to the operating expenses incurred as described below.

Our net loss for the nine months ended March 31, 2017 was $1,295,860 compared to a net loss of $2,637,561 in the previous year.  The loss in the nine month period was reduced by the deferred tax recovery related to the acquisition of Calico of $3,215,418 which offset the operating expenses of $4,943,431 as described below.

The Company expects to incur losses for the foreseeable future as we continue with our planned exploration programs.

Expenses

Exploration and Land Holding Costs

For the three months ended March 31, 2017, exploration expenses were $1,133,141 compared to $101,938 in the prior year.  This represents an increase of 1012% or by $1,031,203.  During the three-month period ended March 31, 2017, the Company continued with activities related to the PFS which included design engineering, water management analysis and geotechnical evaluation.  As indicated above, drilling resumed in March at Grassy Mountain with three drill rigs in order to complete the remaining 25 holes of the previously announced 29 hole drill program.  Total exploration expenses at the Grassy Mountain expenses during the three-month period were $1,035,411 .

For the three months ended March 31, 2017, land holding costs increased by 118% or by $119,256 to $220,684 from the prior year.  The increase was attributed to the annual mining claim and lease fees associated with the Grassy Mountain Project acquired in July 2016.

For the nine months ended March 31, 2017, exploration expenses were $2,988,956 compared to $548,113 in the prior quarter.  This represents an increase of $2,440,843 or by 445%.  During the nine-month period ended March 31, 2017, the significant increase in exploration expenses are attributed to the activities at the Company’s Grassy Mountain Project in Eastern Oregon.  Expenses related to the commencement of the PFS, permitting activities at the state and federal level and drill program costs of $2,548,275 were incurred at Grassy Mountain for the nine-month period ending March 31, 2017.

For the nine months ended March 31, 2017, land holding costs increased by 68% or by $200,920 to $497,584  from the prior year.  The increase was attributed to the annual mining claim and lease fees associated with the Grassy Mountain Project acquired in the period.

Human Capital

For the three months ended March 31, 2017, salary and benefits increased by 2% or by $4,636 to $206,789 from the prior year’s three months ended March 31, 2016.   Salary and benefits is comprised of cash and stock based compensation of the Company’s executive and corporate administration teams.  The minimal increase reflects salary increases to the Company’s salaried employees offset by decreases in stock based compensation from the comparable prior year period.  Included in the salary and benefits expense amount for the three months ended March 31, 2017 and 2016 was a non-cash stock based compensation of $30,221 and $92,957, respectively.

For the nine months ended March 31, 2017, salary and benefits increased by 1% or by $7,845 to $644,964 from the prior year’s nine months ended March 31, 2016.  Increases in salaries in the current nine-month period were offset by decreases in stock based compensation to the comparable prior year period.  Included in the salary and benefits expense amount for the nine months ended March 31, 2017 and 2016 was non-cash stock based compensation of $92,003 and $280,914, respectively.

Professional Fees and General and Administration

For the three-month period ended March 31, 2017, professional fees were $34,326 compared to $409,070 in the prior year’s comparable period.  This represents a decrease of 92% or $374,744.

For the nine-month period ended March 31, 2017, professional fees were $134,187 compared to $559,356 in the prior year’s comparable period. The represents a decrease of 76% or $425,169.

During the comparable prior year three and nine month periods, the Company was incurring additional professional fee expenses as a result of its acquisition of Calico.

For the three-month period ended March 31, 2017, general and administration expenses decreased by 5% to $70,344 from $73,847 in the prior year comparable period.

For the nine-month period ended March 31, 2017, general and administration expenses increased by 40% to $338,459 from $241,801 in the prior year comparable period.  The increase reflects additional general and administration expenses assumed with the acquisition of Calico, increased compliance costs and increased travel and marketing expenses from the prior year comparable period.

Liquidity and Capital Resources

As a non-revenue generating company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand.  At March 31, 2017, we had cash and cash equivalents of $4,465,340 compared to $5,874,258 as at June 30, 2016. The main uses of cash were comprised mainly of the following material amounts:

•	Cash used to fund our operations which included general and administration expenses, land holding costs, exploration programs and reclamation activities of $3,962,287;

•	Transaction expenses, payment of acquired accounts payable and integration costs related to the acquisition of Calico of $1,002,601.

These uses of our cash were offset by our previously disclosed capital financing in which the Company issued 2,090,000 units for net proceeds of approximately $3.6 million.

At March 31, 2017, we had net working capital of $4,110,880.   As previously reported on Form 10-K filed with the SEC on September 16, 2016, we anticipate our twelve-month cash expenditures for our fiscal year ending June 30, 2017 to be as follows:

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

Estimate

The Company prepares its consolidated financial statements and notes in conformity to United States Generally Accepted Accounting Principles (“U.S. GAAP”) and requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates these estimates, including those related to allowances for doubtful accounts receivable, long-lived assets and asset retirement obligations. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

	2017	2016
WA Risk free interest rate	n/a	0.98%
WA Expected dividend yield	n/a	0%
WA Expected stock price volatility	n/a	108%
WA Expected life of options in years	n/a	3.75

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

Company Name

Date: May 9, 2017	By:	/s/ Glen Van Treek
Glen Van Treek
President and Chief Executive Officer

Date: May 9, 2017	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer

Exhibit Index

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.