Form 10-K
period 2017-06-30
Paramount Gold Nevada Corp.
filed 2017-09-18
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.01 Per Share; Common stock traded on the NYSE American stock market

Securities registered pursuant to Section 12(g) of the Act: None

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

As of December 30, 2016, the last business day of the registrant’s most recently completed second quarter, the last sale price on the NYSE American LLC of the Common Stock was $1.76, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $22.8 million.

The number of shares of Registrant’s Common Stock outstanding as of September 15, 2017 was 17,779,954.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders (the “2017 Proxy Statement”) are incorporated by reference into Part III of this Report where indicated.  The 2017 Proxy Statement will be filed with the U.S. Securities Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

PART I

Item 1. Business.

Paramount Gold Nevada Corp. is a Nevada corporation formed on June 15, 1992 under the name X-Cal (USA), Inc.   Paramount Gold Nevada Corp. common stock trades on the NYSE American LLC under the symbol “PZG.”  Unless the context otherwise requires, reference to “we,” “us,” “our,” “Paramount,” the “Company” and other similar references refer to Paramount Gold Nevada Corp.

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

We filed a registration statement on Form S-1 in connection with the distribution (the “distribution”) by PGSC to its stockholders of all the outstanding shares of common stock of the Company, par value $0.01 per share. The registration statement was declared effective by the Securities and Exchange Commission (“SEC”) on April 9, 2015. On April 6, 2015, the Company filed a Form 8-A with the SEC to register its shares of common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended. The distribution, which effected a spin-off of the Company from PGSC, was made on April 17, 2015, to PGSC stockholders of record on April 14, 2015. On the distribution date, stockholders of PGSC received one share of Company common stock for every 20 shares of PGSC common stock held. Up to and including the distribution date, PGSC common stock traded on the “regular-way” market; that is, with an entitlement to shares of Company common stock distributed pursuant to the distribution. As a result of the distribution, the Company is now a publicly traded company independent from PGSC. On April 20, 2015, the Company’s shares of common stock commenced trading on the NYSE American LLC (formerly NYSE MKT) under the symbol “PZG”. An aggregate of 8,101,371 shares of Company common stock were distributed in the distribution. In connection with our separation from PGSC and PGSC’s merger with and into Coeur Mining, Inc. (“Coeur”), PGSC contributed approximately $8.45 million to us as an equity contribution, and we issued 417,420 shares of our common stock, par value $0.01 per share, to Coeur in exchange for a cash payment by Coeur in the amount of $1.47 million.

On March 14, 2016, Paramount Gold Nevada Corp. and Calico Resources Corp. (“Calico”) entered into an Arrangement Agreement providing for the acquisition of Calico by Paramount. On July 7, 2016, after having received the approval of the Supreme Court of British Columbia to the transaction, Paramount and Calico completed the transaction contemplated by the Arrangement Agreement, pursuant to which Calico became a wholly-owned subsidiary of Paramount.

On November 14, 2016, Calico Resources Corp. was merged into Calico Resources USA Corp. As a result, Calico Resources USA Corp. became a wholly owned subsidiary of Paramount.

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

INTER-CORPORATE RELATIONSHIPS

We currently have three active wholly owned direct subsidiaries:

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

UNITED STATES REGULATIONS

Mining Claims: Exploration activities on our properties are conducted both upon federally-owned land and private land. Most federally-owned land is administered by the Bureau of Land Management (“BLM”). On existing claims owned by the federal government, we are required to pay annual claim maintenance fees of $155 per claim on or before September 1st at the State Office of the BLM. In addition, we are required to pay the county recorder of the county in which the claim is situated an annual fee.  The county fees in Nevada and Oregon are  $12.00 and $5.00 per claim, respectively. On certain claims, we are required to pay a fee for each 20 acres of an association placer. For any new claims we acquire by staking, we must file a certificate of location with the State Office of the BLM within 90 days of making the claim along with a fee equal to the amount of the annual claim maintenance fee.

Annual Payments made to federal and other state agencies to maintain claims:

Property	Number of Claims	Federal payments to Bureau of Land Management	Payment to Local County	Total Annual Payment to Maintain Claims
Sleeper Gold Project and Other Nevada Claims	2358	$369,055	$28,296	$397,351
Grassy Mountain Project	442	$68,510	$2,210	$70,720
Total Annual Payment to Maintain Mining Claims				$468,071

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

We expect that our annual obligations to satisfy reclamation requirements to be approximately $556,129 for the next five years. Annual outlays are reimbursed by the existing reclamation bond and reimbursements are expected to approximate the actual outlays. In August 2016, the Company’s mine closure plan and existing plan was determined to be sufficient by the BLM.

EMPLOYEES

As of June 30, 2017, we employed six employees, all of whom are full-time, and one consultant.

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

No revenue generated from operations.

We have not generated any revenues from operations. Our net loss for the fiscal year ended June 30, 2017 totaled $4,339,602. We have incurred losses in the past and we will likely continue to incur losses in the future. Even if our drilling programs identify gold, silver or other mineral reserves, there can be no assurance that we will be able to commercially exploit these resources, generate any revenues or generate sufficient revenues to operate profitably.

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

Assuming no adverse developments outside of the ordinary course of business, our exploration budget will be approximately $5.0 million for the next twelve months. Exploration will be funded by our available cash reserves and future issuances of common stock, warrants or units. Our exploration program may vary significantly from what we have budgeted depending upon the results we achieve. Even if we identify mineral reserves which have the potential to be commercially developed, we will not generate revenues until such time as we undertake mining operations. Mining operations will involve a significant capital infusion. Mining costs are speculative and dependent on a number of factors including mining depth, terrain and necessary equipment. We do not believe that we will have sufficient funds to implement mining operations without additional capital raises of debt and or equity or without a joint venture partner, of which there can be no assurance.

Our continuing reclamation obligations at our properties could require significant additional expenditures.

We are responsible for the reclamation obligations related to disturbances located on all of our properties, including the Sleeper Gold Project. We have posted a bond in the amount of the estimated reclamation obligation at the Sleeper Gold Project. Every three years, we are required to submit a mine closure plan to the BLM for the Sleeper Gold Project. Based on a review by the BLM of our mine closure that Paramount submitted in June 2016, the BLM determined that our existing bond was sufficient. There is a risk that any cash bond, even if increased based on the analysis and work performed to update the reclamation obligations, could be inadequate to cover the actual costs of reclamation when carried out. The satisfaction of bonding requirements and continuing reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional bonding requirements, and further, that the regulatory authorities may increase reclamation and bonding requirements to such a degree that it would not be commercially reasonable to continue exploration activities, which may adversely affect our results of operations, financial performance and cash flows.

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

The exercise of our outstanding options and warrants may depress our stock price.

The exercise of outstanding options and warrants, and the subsequent sale of the underlying common stock in the public market, or the perception that future sales of these shares could occur, could have the effect of lowering the market price of our common stock below current levels and make it more difficult for us and our stockholders to sell our equity securities in the future.

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

Seabridge Gold

Seabridge Gold Inc. (“Seabridge”), a NYSE listed company, holds a net profits interest (“NPI”) in a mining scenario at Grassy Mountain.  The NPI is calculated at a rate of 10% on net profits on certain mining claims.   Seabridge also holds an NPI put option in which during the 30 day period immediately following the day that Calico had delivered notice to Seabridge that a positive production decision has been made and construction financing has been secured with respect to the Grassy Mountain Project, Seabridge may cause Calico to purchase the NPI for CDN$10,000,000.  If Seabridge exercises the right to cause Calico to purchase the NPI, the Company would likely need to seek additional equity or other financing to fund the purchase, which financing may not be available to the Company on favorable terms or at all.

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

Paramount Era

In November, 2016, Paramount received approval from the Oregon Department of Geology and Mineral Industries (“DOGAMI”) under Division 37 guidelines to commence its 30 hole drill program at its 100%-owned Grassy Mountain Gold Project in Eastern Oregon.  The drill program is a key component of its Pre-Feasibility Study (“PFS”) that the Company began in August.  Drilling was commenced in late November and was completed in the Company’s fourth quarter.

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

Other Non-Material Properties

The Company owns additional mining claims in the State of Nevada that represents its non-material properties.  The Mill Creek property which comprises 36 unpatented lode mining claims are located in Lander County. The Company intends to maintain the annual mining claim fees of approximately $7,000 for these claims and is actively marketing them for sale to interested third parties.

The Mill Creek claims are without known mineral reserves and there is no current exploratory work being performed.

During the fiscal year ended June 30, 2017, the Company sold 38 lode mining claims in Pershing County for $100,000 to a third party.

Item 3. Legal Proceedings.

None

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our common stock began trading on the NYSE American LLC under the symbol “PZG” on April 20, 2015.  Prior to that time, there was no public market for our stock.  The following table sets forth for the indicated periods the high and low intra-day sales prices per share for our common stock on the NYSE American LLC.

Year Ended June 30, 2015
	High	Low
Fourth Quarter (from April 20, 2015)	$1.85	$1.48
Year Ended June 30, 2016
First Quarter	$1.58	1.10
Second Quarter	1.38	0.93
Third Quarter	1.48	0.99
Fourth Quarter	1.69	1.37
Year Ended June 30, 2017
First Quarter	$2.79	1.65
Second Quarter	2.08	1.54
Third Quarter	2.09	1.60
Fourth Quarter	1.80	1.51

HOLDERS

As of September 15, 2017, there were 165 registered shareholders of our common stock.

DIVIDENDS

We currently do not anticipate paying cash dividends for the foreseeable future.

RECENT SALE OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

On July 7, 2016, Paramount issued approximately 7.2 million shares of its common stock to the holders of common shares of Calico in connection with the acquisition of Calico. The issuance of the Paramount common stock was exempt from registration under Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”). Section 3(a)(10) of the Securities Act exempts the issuance of securities issued in exchange for one or more bona fide outstanding securities, or partly in such exchange and partly for cash, from the registration requirements of the Securities Act where the terms and conditions of such issuance and exchange have been approved by a court of competent jurisdiction, after a hearing upon the fairness of the terms and conditions of such issuance and exchange at which all persons to whom the securities will be issued have the right to appear and receive timely notice thereof. The acquisition of Calico was structured as a Plan of Arrangement under the Business Corporations Act (British Columbia) and was

therefore subject to approval by the Supreme Court of British Columbia (the “Court”), which included a determination of fairness.  On July 5, 2016, the Court issued a final order finding that the Plan of Arrangement was fair to the shareholders of

Calico.

On February 14, 2017 Paramount issued 2,090,000 units at $1.75 per unit for aggregate proceeds of $3,657,500 in a non-brokered private placement funding with accredited investors. Each unit consists of one share of common stock and one warrant to purchase one-half of a share of common stock. Each warrant has a two-year term and is exercisable at the following exercise prices:  in the first year at $2.00 per share and in the second year at $2.25 per share. There were no commissions or underwriting fees paid in connection with the transaction. In March 2017, we filed and caused to be declared effective a registration statement on Form S-3 which registered for resale an aggregate of 3,135,000 shares of our common stock, including 1,045,000 shares issuable upon exercise of warrants that were offered and sold in the private placement.

EQUITY COMPENSATION PLAN

Set out below is information as of June 30, 2016 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance under our Equity Incentive Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price per share of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,045,000	$1.54	523,995
Equity compensation plans not approved by security holders	—	$—	—
TOTAL	1,045,000		523,995

Item 6. Selected Financial Data.

Not applicable as a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are an emerging growth company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon.  We enhance the value of our projects by implementing exploration and engineering programs that are likely to expand and upgrade known mineralized material to reserves.  The following discussion updates our outlook and plan of operations for the foreseeable future.  It also analyzes our financial condition and summarizes the results of our operations for the years ended June 30, 2017 and 2016 and compares each year’s results to the results of the prior year.

Operating Highlights:

As previously announced on March 14, 2016, Paramount and Calico entered into an Arrangement Agreement (the “Agreement”) providing for the acquisition of Calico by Paramount (the “Transaction”).    On July 7, 2016, pursuant to the terms and conditions of the Agreement, Calico became a wholly-owned subsidiary of Paramount.

On July 7, 2016, Paramount and Calico completed the transaction contemplated by the Agreement, pursuant to which Calico became a wholly-owned subsidiary of Paramount.  Pursuant to the Agreement, at the effective time, each issued and outstanding share of Calico common share, no par value per share, was converted into the right to receive 0.07 of a share of common stock of Paramount, par value $0.01 per share.  No cash or other compensation was paid for fractional shares. Paramount issued approximately 7.2 million shares of Paramount common stock as consideration in the transaction.  Based on the closing price of Paramount common stock on July 6, 2016 as reported on the New York Stock Exchange American (formerly NYSE MKT), the aggregate value of the consideration paid or payable to former holders of Calico’s common shares was approximately $15.2 million.

The requisite approval of the Plan of Arrangement by the Calico shareholders was obtained at annual and special meeting of the Calico shareholders held on June 29, 2016.  On July 5, 2016, a final order was entered by the Supreme Court of British Columbia in connection with the Plan of Arrangement (Vancouver Registry No. S-105075).

In November, 2016, Paramount received approval from the Oregon Department of Geology and Mineral Industries (“DOGAMI”) under Division 37 guidelines to commence its 30 hole drill program at its 100%-owned Grassy Mountain Gold Project in Eastern Oregon.  The drill program is a key component of its Pre-Feasibility Study (“PFS”) that the Company began in August.  Drilling was commenced in late November and was completed in the Company’s fourth quarter.

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

On February 14, 2017, the Company closed the Offering and issued 2,090,000 units.

Outlook and Plan of Operation:

We believe that investors will gain a better understanding of our company if they understand how we measure and talk about our results.  As n exploration and development company, we recognized the importance managing our liquidity and capital resources.  We pay close attention to non-discretionary cash expenses and look for ways to minimize them when possible.  We ensure we have sufficient cash on hand to meet our annual land holding costs as the maintenance of mining claims and leases are essential to preserve the value of our mineral property assets.

For the upcoming fiscal year, we intend to undertake the following:

Sleeper Gold Project:

The Company is expected to focus its efforts on its reclamation and claim management activities for the fiscal year ending June 30, 2017.  For these activities, the Company has budgeted approximately $700,000.

Grassy Mountain Project:

The Company is expected to complete a NI 43-101 Pre-Feasibility Study (“PFS”) for the fiscal year ending June 30, 2018.  The PFS will consist of detailed analysis of all the key parameters involved in constructing and operating a mine including projected capital and operating costs, production levels and expected returns under different scenarios.

Paramount plans to provide the Federal Bureau of Land Management (“BLM”) with the mine Plan of Operation, including the location of infrastructure and mine facilities within both the privately and federally owned land, in September 2017. Furthermore, the Company expects the BLM will initiate an Environmental Impact Statement (“EIS”) by the Company’s second quarter and the Company will submit its consolidated mining permit application with the State of Oregon in the first half of 2018.

The Company has budgeted approximately $5.0 million for these activities for the fiscal year ending June 30, 2018.

Comparison of Operating Results for the year ended June 30, 2017 as compared to June 30, 2016

Results of Operations

We did not earn any revenue from mining operations for the years ended June 30, 2017 and 2016. During the year ended June 30, 2017, we completed the acquisition of Calico. We completed our previously announced 30 hole drill program at our Grassy Mountain Project and several technical studies related to the PFS are well underway.  Other normal course of business activities included filing annual mining claim fees with the BLM, reclamation work at the Sleeper mine site and on-going reviews of its mining claims were completed.

Net Loss

Our net loss for the year ended June 30, 2017 was $4,339,602 compared to a net loss of $5,342,172 in the previous year. The decrease of approximately 19% percent is fully described below.  We will continue to incur losses for the foreseeable future as we continue with our planned exploration programs.

Expenses

Exploration and Land Holding Costs

For the year ended June 30, 2017, exploration expenses were $5,373,699 compared to $695,221 in the prior year.  This represents an increase of 673% or $4,678,478.  In the current fiscal year, the Company commenced with activities related to the PFS  on Grassy Mountain which included design engineering, water management analysis and geotechnical evaluation.  As indicated above, the Company completed a 30 hole drill program that achieved the following objectives for the PFS:  1) Expand, better define and increase the confidence level in the inventory of high-grade underground mineralized material; 2) Acquire material for PFS-level metallurgical testing and subsequent design of the recovery process; and 3) Obtain geotechnical data on rock quality for underground mine design and mining methodology. Total exploration expenses at Grassy Mountain during the year were $4,816,068.  The Company expects that our discretionary exploration expenses in the next fiscal year to remain stable as we complete the PFS and proceed with permitting activities at Grassy Mountain. For the year ended June 30, 2017, land holding costs increased by 60% or by $237,839 from the prior year to $635,931.  The increase was attributed to the annual mining claim and lease fees associated with the Grassy Mountain Project acquired in July 2016.

Human Capital

For the year ended June 30, 2017, salary and benefits increased by 1% or by $5,396 from the prior year to $831,181.   Salary and benefits is comprised of cash and stock based compensation of the Company’s executive and corporate administration teams.  The minimal increase reflects salary increases to the Company’s salaried employees offset by decreases in stock based compensation from the comparable prior year period.  Included in the salary and benefits expense amount for the year ended June 30, 2017 and 2016 was a non-cash stock based compensation of $132,845 and $384,402, respectively.

Professional Fees and General and Administration

For the year ended June 30, 2017, professional fees were $199,013 compared to $200,755 in the prior year.  This represents a decrease of 1% or $1,742.

For the year ended June 30, 2017, general and administration expenses increase by 64% to $507,038 from $309,579 in the prior year.  The increase reflects additional general and administration expenses assumed with the acquisition of Calico, increased compliance costs and increased travel and marketing expenses from the prior year comparable period.

Liquidity and Capital Resources

As an exploration and development company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand.  At June 30, 2017, we had cash and cash equivalents of $1,911,170 compared to $5,874,258 as at June 30, 2016. This decrease of $3,963,088 was comprised of the following material amounts:

•

Cash used to fund our operations which included general and administration expenses, land holding costs, exploration programs at our Grassy Mountain and Sleeper Gold Projects and reclamation activities of $6,516,457; and

•	One-time transaction costs related to the acquisition of Calico of $1,006,964.

These uses of our cash were offset by our previously disclosed capital financing in which the Company issued 2,090,000 units for proceeds of approximately $3.6 million.

At June 30, 2017, we had net working capital of $1,051,354. We anticipate our twelve month cash expenditures for our fiscal year ending June 30, 2018 to be as follows:

•	$1,750,000 on corporate administration expenses (expenses include executive management and employee salaries, legal, audit, marketing and other general and administrative expenses)
•	$700,000 on the Sleeper Gold Project (expenses include reclamation costs, employee salary and benefits, and land holding costs)
•

$5,000,000 on the Grassy Mountain Project (expenses include consulting fees, land holding costs and general and administration expenses, PFS expenses which include mineralized material modelling, economic analysis, environmental impact statement preparation, mine design, process design and other mine permitting activities)

In order for us to complete our anticipated cash-budget, the company will require further capital resources.   Historically, we and other similar exploration and development public companies have accessed capital through equity financing arrangements.  If, however we are unable to obtain additional capital or financing, our exploration and development activities will be significantly adversely affected.

Contractual Obligations

The following table summarizes our obligations and commitments as of June 30, 2017 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5years
Accounts Payable & Accrued Liabilities	$873,127	$873,127	—	—	—
Asset Retirement Obligations	1,261,034	216,101	281,365	58,663	599,099
Total	$2,131,161	$1,089,228	$281,365	$58,663	$599,099

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

For stock option grants that have no market conditions that affect vesting, the Company uses the Black-Scholes option valuation model to value stock options granted. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates which are subjective and may not be representative of actual results. Changes in assumptions can materially affect estimates of fair values. For purposes of the calculation, the following assumptions were used for the fiscal years ended June 30, 2017 and 2016:

	2017	2016
WA Risk free interest rate	1.26%	0.98%
WA Expected dividend yield	0%	0%
WA Expected stock price volatility	70.26%	108%
WA Expected life of options	5 years	3.75 years

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under then supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework. Based on this assessment, our management concluded that, as of June 30, 2017, our internal control over financial reporting is effective based on those criteria.

Because we are an emerging growth company under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the year ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in the Company’s 2017 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2017 (the “2017 Proxy Statement”) and is hereby incorporated by reference thereto.

Item 11. Executive Compensation.

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2017 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2017 and is hereby incorporated by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2017 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2017 and is hereby incorporated by reference thereto.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2017 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2017 and is hereby incorporated by reference thereto.

Item 14. Principal Accounting Fees and Services.

The information required by Item 9(e) of Schedule 14A will be filed in the Company’s 2017 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended June 30, 2017 and is hereby incorporated by reference thereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following report and financial statements are filed together with this Annual Report:
(1)	Audited Consolidated Financial Statements of Paramount Gold Nevada Corp.

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2017 and 2016

Consolidated Statements of Operations for the years ended June 30, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended June 30, 2017 and 2016

Consolidated Statements of Stockholders’s Equity for the years ended June 30, 2017 and 2016

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

3.1	Certificate of Amended and Restated Articles of Incorporation.[2]
3.2	Amended and Restated Bylaws.[2]
4.1	Form of Warrant (Incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K of the Company filed on February 9, 2017)
10.1	2015 Stock Incentive and Equity Compensation Plan.[2]
10.2	2016 Stock Incentive and Equity Compensation Plan (Incorporated herein by reference to Exhibit 1 to Definitive Proxy Statement on Schedule 14A of the Company filed on October 28, 2016)
10.3	Form of Stock Subscription Agreement between Coeur Mining, Inc. and the Registrant.[3]
10.4	Employment Agreement dated October 26, 2015 between Company and Glen Van Treek (Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company filed on October 26, 2015)
10.5	Employment Agreement dated October 26, 2015 between Company and Carlo Buffone (Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company filed on October 26, 2015)
10.6	Amended Employment Agreement Glen Van Treek dated August 10, 2016 (Incorporated herein by reference to exhibit 10.1 to Current Report on Form 8-K of the Company filed on August 12, 2016)
10.7	Amended Employment Agreement Carlo Buffone dated August 10, 2016 (Incorporated herein by reference to exhibit 10.2 to Current Report on Form 8-K of the Company filed on August 12, 2016)
10.8	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company filed on February 9, 2017)
21.1*	List of subsidiaries.
23.1*	Consent of MNP LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
[1]	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed on February 23, 2015.
[2]	Incorporated by reference to the exhibit filed in the Registrant’s Form 10-Q filed on May 22, 2015.
[3]	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed on April 2, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: September 18, 2017	By:	/s/ Glen Van Treek
Glen Van Treek
(Director, CEO and President)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Glen Van Treek	Director and President (Principal Executive Officer)	September 18, 2017
Glen Van Treek

/s/ Carlo Buffone	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 18, 2017
Carlo Buffone

/s/ Rudi Fronk	Director	September 18, 2017
Rudi Fronk

/s/ David Smith	Director	September 18, 2017
David Smith

/s/ John Carden	Director	September 18, 2017
John Carden

/s/ Eliseo Gonzalez-Urien	Director	September 18, 2017
Eiseo Gonzalez-Urien

/s/ Christopher Reynolds	Director	September 18, 2017
Christopher Reynolds

/s/ Pierre Pelletier	Director	September 18, 2017
Pierre Pelletier

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Paramount Gold Nevada Corp.:

We have audited the accompanying consolidated balance sheets of Paramount Gold Nevada Corp. as of June 30, 2017 and 2016, and the related statements of loss, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two year period ended June 30, 2017.  Paramount Gold Nevada Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paramount Gold Nevada Corp. as of June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

Chartered Accountants

Vancouver, BC, Canada

September 18, 2017

PARAMOUNT GOLD NEVADA CORP.

Consolidated Balance Sheets

as of June 30, 2017 and 2016

	As at June 30,	As at June 30,
	2017	2016
Assets
Current Assets
Cash and cash equivalents	$1,911,170	$5,874,258
Prepaid and deposits	213,608	175,383
Accounts receivable	15,804	—
Promissory note receivable	—	808,187
Other assets	—	561,997
Prepaid insurance, current portion	—	24,517
Total Current Assets	2,140,582	7,444,342
Non-Current Assets
Mineral Properties (Note 7)	46,460,386	25,674,658
Property and equipment	12,659	14,896
Reclamation bond (Note 8)	2,086,562	2,350,131
Total Non-Current Assets	48,559,607	28,039,685
Total Assets	$50,700,189	$35,484,027
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$873,127	$175,801
Reclamation and environmental obligation, current portion (Note 8)	216,101	384,099
Total Current Liabilities	1,089,228	559,900
Non-Current Liabilities
Reclamation and environmental obligation, non-current portion (Note 8)	1,044,933	1,017,940
Total Liabilities	2,134,161	1,577,840
Stockholders' Equity
Common stock, par value $0.01, 50,000,000 authorized shares, 17,779,954 and 8,518,791 issued and outstanding at June 30, 2017 and 2016	177,800	85,188
Additional paid in capital	84,050,214	65,143,383
Deficit	(35,661,986)	(31,322,384)
Total Stockholders' Equity	48,566,028	33,906,187
Total Liabilities and Stockholders' Equity	$50,700,189	$35,484,027

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Operations and Comprehensive Loss

for the Years ended June 30, 2017 and 2016

	For the Year Ended June 30, 2017	For the Year Ended June 30, 2016
Revenue
Other income (Note 9)	$280,671	$166,720
Total Revenue	280,671	166,720
Expenses
Exploration	5,373,699	695,221
Land holding costs	635,931	398,092
Professional fees	199,013	200,755
Salaries and benefits	831,181	825,785
Directors compensation	159,161	195,217
General and administrative	507,038	309,579
Insurance	144,572	197,712
Depreciation	4,764	3,906
Accretion (Note 8)	137,288	147,992
Write down of mineral properties (Note 7)	—	2,482,045
Total Expenses	7,992,647	5,456,304
Net Loss before other items	7,711,976	5,289,584
Other items
Interest income	(14,727)	(17,478)
Interest and service charges	2,404	216
Gain on sale of Mineral Property (Note 7)	(100,000)	—
Non recurring rebates	(44,633)	-
Other than temporary impairment of marketable securities	—	69,850
Net Loss before tax	7,555,020	5,342,172
Deferred tax recovery (Note 3)	(3,215,418)	—
Net Loss	4,339,602	5,342,172
Other comprehensive loss
Unrealized gain on available-for-sale-securities	—	(55,193)
Total Comprehensive Loss for the Period	$4,339,602	$5,286,979
Loss per Common share
Basic	$0.27	$0.63
Diluted	$0.27	$0.63
Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	16,331,165	8,518,791
Diluted	16,331,165	8,518,791

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Stockholders’ Equity

for the Years ended June 30, 2017 and 2016

	Shares	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at June 30, 2015	8,518,791	$85,188	$64,572,546	$(25,980,212)	$(55,193)	$38,622,329
Stock based compensation	—	—	570,837	—	—	570,837
Unrealized loss on marketable securities	—	—	—	—	55,193	55,193
Net loss	—	—	—	(5,342,172)	—	(5,342,172)
Balance at June 30, 2016	8,518,791	$85,188	$65,143,383	$(31,322,384)	$—	$33,906,187
Stock based compensation	—	—	243,421	—	—	243,421
Capital issued for acquisition (Note 3)	7,171,163	71,712	15,131,154	—	—	15,202,866
Capital issued for financing (Note 6)	2,090,000	20,900	3,532,256	—	—	3,553,156
Net loss	—	—	—	(4,339,602)	—	(4,339,602)
Balance at June 30, 2017	17,779,954	$177,800	$84,050,214	$(35,661,986)	$—	$48,566,028

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Cash Flows

for the Years ended June 30, 2017 and 2016

	For the Year Ended June 30, 2017	For the Year Ended June 30, 2016
Net Loss	$(4,339,602)	$(5,342,172)
Adjustment for:
Depreciation	4,764	3,906
Stock based compensation	243,421	570,837
Accrued interest	—	(8,187)
Write-down of mineral properties (Note 7)	—	2,482,045
Accretion expense (Note 8)	137,288	147,992
Change in reclamation	(14,724)	(11,753)
Insurance expense	24,517	49,044
Other than temporary impairment of marketable securities	—	69,850
Deferred tax recovery	(3,215,418)	—
(Increase) decrease in accounts receivable	(15,804)	37,071
(Increase) decrease in other assets	—	(561,997)
(Increase) decrease in prepaid expenses	(38,225)	23,293
Increase (decrease) in accounts payable and accrued liabilities	697,326	(57,399)
Cash used in operating activities	(6,516,457)	(2,597,470)
Acquisition of Calico	(1,006,964)	—
Notes receivable issued	—	(800,000)
Cash acquired in Calico transaction	4,363	—
Purchase of equipment	(2,527)	(10,806)
Cash used in investing activities	(1,005,128)	(810,806)
Capital issued for financing (Note 6)	3,558,497	—
Cash provided by financing activities	3,558,497	—

Change in cash during year	(3,963,088)	(3,408,276)
Cash at beginning of year	5,874,258	9,282,534
Cash at end of year	$1,911,170	$5,874,258

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Paramount Gold Nevada Corp. (the “Company” or “Paramount”), incorporated under the General Corporation Law of the State of Nevada, and its wholly-owned subsidiaries are engaged in the acquisition, exploration and development of  precious metal properties. The Company’s wholly owned subsidiaries include New Sleeper Gold LLC, Sleeper Mining Company, LLC, and Calico Resources USA Corp (“Calico”).   The Company is in the process of exploring its mineral properties in Nevada and Oregon, United States. The Company’s activities are subject to significant risks and uncertainties, including the risk of failing to secure additional funding to advance its projects and the risks of determining whether these properties contain reserves that are economically recoverable.  The Company’s shares of common stock trade on the NYSE AMERICAN LLC under the symbol “PZG”.

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

Significant estimates made by management in the accompanying consolidated financial statements include the adequacy of the Company’s asset retirement obligations, valuation of deferred tax asset, and assessment of impairment of mineral properties.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash and cash equivalents. The carrying amount of these securities approximates fair value because of the short-term maturity of these instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable.  The Company maintains cash in accounts which may, at times, exceed federally insured limits.  At June 30, 2017, the balances of approximately $1.6 million were in excess of federally insured limits.  We deposit our cash with financial institutions which we believe have sufficient credit quality to minimize the risk of loss.

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

For the years ended June 30, 2017 and 2016, the shares of common stock equivalents related to outstanding stock options have not been included in the diluted per share calculation as they are anti-dilutive as the Company has recorded a net loss from continuing operations for each year.

Revenue Recognition

Revenue is recognized when persuasive evidence that an agreement exists, the risks and rewards of ownership pass to the purchaser, the selling price is fixed and determinable; or collection is reasonably assured. The passing of title to the purchaser is based on the terms of the purchase and sale agreement.

Income Taxes

Income taxes are determined using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business,” which clarifies the definition of a business to assist entities in the evaluation of acquisitions and disposals of assets or businesses. These changes become effective for the Company’s fiscal year beginning July 1, 2018. The Company is currently evaluating the potential impact of implementing these changes on the Company’s consolidated financial position, results of operations, and cash flows.

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

Common shares issued (7,171,163 at $2.12)	$15,202,866
Transaction advisory fees and other acquisition costs	795,925
Total purchase price	$15,998,791
Assets:
Cash	$4,363
Receivables and other current assets	28,093
Mineral properties	20,785,728
20,818,184
Liabilities:
Accounts payable and accrued liabilities	1,603,975
Deferred tax liability	3,215,418
4,819,393
Net assets acquired	$15,998,791

A loan was granted to Calico prior to the acquisition in exchange for a promissory note. As at June 30, 2016, the balance was $808,187 and was eliminated on consolidation post acquisition.

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

		Fair Value at June 30, 2017			June 30, 2016
Assets	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,911,170	1,911,170	—	—	$5,874,258

The Company’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash and cash equivalents that are valued based on quoted market prices in active markets are primarily comprised of commercial paper, short-term certificates of deposit and U.S. Treasury securities.

Note 5. Non-Cash Transactions

During the year ended June 30, 2017, the Company issued 7,171,163 shares of its common stock with a value of $15,202,866 for the acquisition of Calico Resources Corp.

During the year ended June 30, 2016, the Company did not enter into any non-cash activities.

Note 6. Capital Stock

Authorized Capital

Authorized capital stock consists of 50,000,000 common shares with par value of $0.01 per common share (2016- 50,000,000 common shares with par value $0.01 per common share).

On February 14, 2017, the Company issued 2,090,000 units at $1.75 per unit for aggregate gross proceeds of $3,657,500 in a non-brokered private placement funding with accredited investors.   Each unit consists of one share of common stock and one warrant to purchase one-half of a share of common stock. Each warrant will have a two-year term and is exercisable at the following exercise prices:  in the first year at $2.00 per share or in the second year at $2.25 per share.  As a result of the issuance of units, the Company recorded an increase in the additional paid in capital of $3,532,256 which included a fair value for the warrants of $473,658 at the time of the transaction.   The fair value of warrants issued was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions:

	2017	2016
Weighted average risk-free interest rate	0.83%	—
Weighted-average volatility	55.21%	—
Expected dividends	$0.00	—
Weighted average expected term (years)	1.00	—
Weighted average fair value	$0.45	—

At June 30, 2017, there were 17,779,954 common shares issued and outstanding (2016- 8,518,791 common shares).

Warrants

A summary of warrant activity as of June 30, 2017, and changes during year ended is presented below:

	Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at July 1, 2016	—	$-	—	—
Issued	1,045,000	2.13	1.67	—
Outstanding at June 30, 2017	1,045,000	$2.13	1.67	—

Stock Options and Stock Based Compensation

Paramount’s 2015 and 2016 Stock Incentive and Compensation Plan, which is shareholder-approved, permits the grant of share options and shares to its employees for up to 1.569 million shares of common stock. Option awards are generally granted with an exercise price equal to the market price of Paramount’s stock at the date of grant and have contractual lives of 5 years.  To better align the interests of its key executives and employees with those of its shareholders a significant portion of those share option awards will vest contingent upon meeting certain stock price appreciation performance goals. Option and share awards provide for accelerated vesting if there is a change in control (as defined in the employee share option plan).

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

	2017	2016
Weighted average risk-free interest rate	1.26%	—
Weighted-average volatility	70.26%	—
Expected dividends	0.00	—
Weighted average expected term (years)	5	—
Weighted average fair value	$1.23	—

A summary of option activity under the Stock Incentive and Compensation Plan  as of June 30, 2017, and changes during the year then ended is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at July 1, 2016	995,000	$1.53
Granted	50,000	2.12
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2017	1,045,000	$1.54	3.02	$9,950
Exercisable at June 30, 2017	1,011,666	$1.56	3.02	$9,950

A summary of the status of Paramount’s non-vested shares as of June 30, 2017 and changes during the year ended June 30, 2017 is presented below.

Nonvested Options	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at July 1, 2016	663,330	$1.14
Granted	50,000	1.23
Vested	679,996	1.14
Forfeited	—	—
Nonvested at June 30, 2017	33,334	$1.23

As of June 30, 2017, there was $15,220 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the employee share option plan. That cost is expected to be recognized over a weighted-average period of 1.25 years. The total fair value of shares vested during the years ended June 30, 2017 and 2016, was $6,800 and $nil, respectively.

Note 7. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	June 30, 2017	June 30, 2016
Sleeper	$25,674,658	$25,674,658
Grassy Mountain	20,785,728	—
	$46,460,386	$25,674,658

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

During the year ended June 30, 2016, the Company evaluated the ongoing value of its non-core mineral properties Spring Valley and Mill Creek.  Based on this evaluation, the Company determined that these non-core mineral properties with carrying amounts of $2,096,616 and $385,429 respectively were no longer recoverable and were in fact impaired and wrote them down to their estimated fair value of $0.  Fair value was based on expected future cash flow using Level 3 inputs under ASC 820.  The cash flows are those expected to be generated by the market participants, discounted at the risk-free rate of interest

During the year ended June 30, 2017, the Company sold non-core mining claims and recorded a gain on its statement of operations and comprehensive loss of $100,000.

Note 8. Reclamation and Environmental:

The Company holds an insurance policy which is in effect until 2033 related to its Sleeper Gold Project.  The policy covers reclamation costs up to an aggregate of $25 million in the event the Company’s bond is insufficient to cover any mandated reclamation obligations.

As a part of its insurance program, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account at June 30, 2017 is $2,086,562 (June 30, 2016 - $2,350,131).

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

The current undiscounted estimate of the reclamation costs for existing disturbances at the Sleeper Gold Project is $3,835,050 as required by U.S Bureau of Land Management and the Nevada Department of Environmental Protection. Assumptions used to compute the asset retirement obligations for the year ended June 30, 2017 for the Sleeper Gold Project included a credit adjusted risk free rate and inflation rate of 9.76% (2016 – 9.76%) and 2.0% (2016 – 2.0%), respectively. Expenses are expected to be incurred between the years 2017 and 2056.

Changes to the Company’s asset retirement obligations for the year ended June 30, 2017 are as follows:

	June 30, 2017	June 30, 2016
Balance at beginning of period	$1,402,039	$1,294,497
Accretion expense	137,288	147,992
Payments	(278,293)	(161,018)
Change in estimate of existing obligation	-	120,568
Balance at end of period	$1,261,034	$1,402,039

The balance of the asset retirement obligation of $1,261,034 (2016 - $1,402,039) is comprised of a current portion of $216,101 (2016 - $384,099) and a non-current portion of $1,044,933 (2016 - $1,017,940).

Note 9. Other Income

The Company’s other income details were as follows:

	Year Ended	Year Ended
	2017	2016
Re-imbursement of reclamation costs	$275,365	$161,018
Leasing of water rights to third party	5,306	5,202
Sale of fixed assets	-	500
Total	$280,671	$166,720

Note 10. Segmented Information

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses and mineral property carrying values by material project for the year ended June 30, 2017:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at June 30, 2017
Sleeper Gold Project	$557,631	$423,876	$25,674,658
Grassy Mountain Project	4,816,068	212,055	20,785,728
	$5,373,699	$635,931	$46,460,386

Expenses and mineral property carrying values by material project for the year ended June 30, 2016:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at June 30, 2016
Sleeper Gold Project	$695,221	$398,092	$25,674,658
Grassy Mountain Project	—	—	—
	$695,221	$398,092	$25,674,658

Note 11. Income Taxes

At June 30, 2017, the Company has net operating loss carry forwards of $22,800,439 (2016 - $22,494,228) expiring between the years 2029 and 2037 which are available to reduce future taxable income. The tax effects of the significant components within the Company’s deferred tax asset (liability) at June 30, 2017 and 2016 are as follows:

United States	2017	2016
Mineral properties	$(248,216)	$3,702,787
Asset Retirement obligation	428,572	494,807
Marketable securities	—	23,749
Stock options	404,628	321,866
Net operating losses	9,826,149	4,648,971
	$10,411,133	$9,192,180
Valuation allowance	(10,411,133)	(9,192,180)
Net deferred tax asset	$—	—

The income tax recovery differs from the amounts computed by applying statutory tax to pre-tax losses as a result of the following:

	2017	2016
Income (Loss) Before taxes	$(7,555,020)	$(5,342,172)
US Statutory tax rate	34.00%	34.00%
Expected income tax (recovery)	(2,568,707)	(1,816,338)
Non-deductible items	171	664
Change in estimates	(1,866,223)	—
OCI impact	—	18,766
Change in Valuation Allowance	1,219,341	1,796,908
Total income taxes (recovery)	$(3,215,418)	$-
Current tax expense (recovery)	—	—
Deferred tax expense (recovery)	(3,215,418)	—
	$—	$—

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

As at June 30, 2017 and 2016, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company is subject to income taxation at the federal and state levels. The Company is subject to US federal tax examinations for the tax years 2010 through 2017. Loss carryforwards generated or utilized in years earlier than 2010 are also subject to examination and adjustment. The Company has no income tax examinations in process.

Note 12. Summary of Quarterly Financial Data (Unaudited)

The following table sets forth a summary of the unaudited quarterly results of operations for the years ended June 30, 2017 and 2016:

2017	Q1	Q2	Q3	Q4
Revenue	$5,306	$40,599	$237,694	$(2,928)
Net loss before other items	1,265,014	1,867,372	1,527,443	3,052,147
Net loss (income)	(1,953,496)	1,824,892	1,424,462	3,043,744
Net loss (income) per Common Share
Basic	$(0.13)	$0.12	$0.09	$0.19
Diluted	$(0.13)	$0.12	$0.09	$0.19

2016	Q1	Q2	Q3	Q4
Revenue	$5,202	$125,722	$—	$35,796
Net loss before other items	803,279	736,277	1,033,971	2,716,057
Net loss	801,993	734,967	1,100,601	2,704,611
Net loss per Common Share
Basic	$0.09	$0.09	$0.13	$0.32
Diluted	$0.09	$0.09	$0.13	$0.32

Note 13. Commitments and Contingencies:

Lease Commitments

The Company has office premises leases that expire at various dates until June 30, 2018.  The aggregate minimum rentals payable for these operating leases are as follows:

Year	Total Amount
2018	$18,400

During the year ended June 30, 2017, $43,694 was recognized as rent expense in the statement of operations and comprehensive loss.