Form 10-Q
period 2017-09-30
Paramount Gold Nevada Corp.
filed 2017-11-07
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of Registrant’s Common Stock outstanding, $0.01 par value per share, as of November 3, 2017 was 23,074,954.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

as at September 30, 2017 and June 30, 2017

(Unaudited)

	As at September 30,	As at June 30,
	2017	2017
Assets
Current Assets
Cash and cash equivalents	$91,977	$1,911,170
Prepaid and deposits	543,220	213,608
Accounts receivable	95,939	15,804
Other assets	197,988	—
Total Current Assets	929,124	2,140,582
Non-Current Assets
Mineral properties (Note 7)	46,460,386	46,460,386
Property and equipment	11,721	12,659
Reclamation bond (Note 8)	2,090,378	2,086,562
Total Non-Current Assets	48,562,485	48,559,607
Total Assets	$49,491,609	$50,700,189
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$703,629	$873,127
Reclamation and environmental obligation, current portion (Note 8)	216,101	216,101
Total Current Liabilities	919,730	1,089,228
Non-Current Liabilities
Reclamation and environmental obligation, non-current portion (Note 8)	1,082,617	1,044,933
Total Liabilities	2,002,347	2,134,161
Stockholders' Equity
Common stock, par value $0.01, 50,000,000 authorized shares, 17,779,954 issued and outstanding at September 30, 2017 and June 30, 2017	177,800	177,800
Additional paid in capital	84,056,167	84,050,214
Deficit	(36,744,705)	(35,661,986)
Total Stockholders' Equity	47,489,262	48,566,028
Total Liabilities and Stockholders' Equity	$49,491,609	$50,700,189

Subsequent Events: Note 12

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

for the Three Month Period ended September 30, 2017 and 2016

(Unaudited)

	For the Three Month Period Ended September 30, 2017	For the Three Month Period Ended September 30, 2016
Revenue
Other income (Note 9)	$85,548	$5,306
Total Revenue	85,548	5,306
Expenses
Exploration	646,912	537,371
Land holding costs	161,112	154,611
Professional fees	18,075	47,991
Salaries and benefits	142,921	264,843
Directors compensation	20,953	45,029
General and administrative	113,602	142,055
Insurance	27,938	42,996
Depreciation	938	1,102
Accretion (Note 8)	37,684	34,322
Total Expenses	1,170,135	1,270,320
Net Loss before other Expense	1,084,587	1,265,014
Other Expense (Income)
Interest income	(3,818)	(3,286)
Interest and service charges	1,950	194
Net Loss before income taxes	1,082,719	1,261,922
Income taxes
Deferred tax recovery (Note 3)	—	(3,215,418)
Net Loss (Income)	$1,082,719	$(1,953,496)

Loss (Income) per Common Share
Basic	$0.06	$(0.13)
Diluted	$0.06	$(0.13)
Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	17,779,954	15,144,322
Diluted	17,779,954	15,424,838

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity

for the Three Month Period Ended September 30, 2017 and Years ended June 30, 2017 and 2016

(Unaudited)

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at June 30, 2016	8,518,791	$85,188	$65,143,383	$(31,322,384)	—	$33,906,187
Stock based compensation	—	—	243,421	—	—	243,421
Capital issued for acquisition (Note 3)	7,171,163	71,712	15,131,154	—	—	15,202,866
Capital issued for financing (Note 6)	2,090,000	20,900	3,532,256	—	—	3,553,156
Net loss	—	—	—	(4,339,602)	—	(4,339,602)
Balance at June 30, 2017	17,779,954	$177,800	$84,050,214	$(35,661,986)	—	$48,566,028
Stock based compensation	—	—	5,953	—	—	5,953
Net loss	—	—	—	(1,082,719)	—	(1,082,719)
Balance at September 30, 2017	17,779,954	$177,800	$84,056,167	$(36,744,705)	—	$47,489,262

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Cash Flows

for the Three Month Period ended September 30, 2017 and 2016

(Unaudited)

	For the Three Month Period Ende September 30, 2017	For the Three Month Period Ended September 30, 2016
Net Income (Loss)	$(1,082,719)	$1,953,496
Adjustment for:
Depreciation	938	1,102
Stock based compensation	5,953	67,925
Accretion expense (Note 8)	37,684	34,322
Interest earned on reclamation bond	(3,816)	(3,286)
Insurance expense	—	12,261
Deferred tax recovery (Note 3)	—	(3,215,418)
(Increase) decrease in accounts receivable	(80,135)	(15,060)
(Increase) decrease in other assets	(197,988)	—
(Increase) decrease in prepaid expenses	(329,612)	(358,583)
Increase (decrease) in accounts payable	(169,498)	363,306
Cash used in operating activities	(1,819,193)	(1,159,935)
Acquisition of Calico	—	(1,001,623)
Cash acquired in Calico transaction	—	4,363
Cash used in investing activities	—	(997,260)
Cash provided by financing activities	—	—

Change in cash during period	(1,819,193)	(2,157,195)
Cash at beginning of period	1,911,170	5,874,258
Cash at end of period	$91,977	$3,717,063

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

The condensed consolidated interim financial statements have been prepared in accordance with U.S. GAAP and follow the same accounting policies and methods of their application as the most recent annual financial statements.   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended June 30, 2017.

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

Cash and Cash Equivalents

All highly liquid cash equivalent investments with maturities of three months or less at the date of purchase are classified as cash and cash equivalents. The carrying amount of these securities approximates fair value because of the short-term maturity of these instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and amounts receivable.  The Company maintains cash and cash equivalents in accounts which may, at times, exceed federally insured limits.  At September 30, 2017, the Company had nil balances in excess of federally insured limits.  We deposit our cash with financial institutions which we believe have sufficient credit quality to minimize the risk of loss.

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

Mineral Properties

Mineral property acquisition costs are capitalized when incurred and will be amortized using the units-of-production method over the estimated life of the ore reserve following the commencement of production.  If a mineral property is subsequently abandoned or impaired, any capitalized costs will be expensed in the period of abandonment or impairment.

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

Loss/Income per Common Share

Basic loss/income per share is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during each period.  Diluted loss or income per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

For the three month period ended September 30, 2017 , the shares of common stock equivalents related to outstanding stock options have not been included in the diluted per share calculation as they are anti-dilutive as the Company has recorded a net loss from continuing operations for the period.

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

Pursuant to the acquisition of Calico, the Company recorded a deferred tax liability of $3,215,418.  Subsequent to the acquisition, the Company determined that it would be able to utilize the benefit of its tax operating loss carryforwards and adjusted its valuation allowance to recognize the benefit of these previously unrecognized deferred tax assets and offset the deferred tax liability.  Accordingly, the Company recognized a deferred tax recovery of $3,215,418 in the comparative quarter of 2016.

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

		Fair Value at September 30, 2017			June 30, 2017
Assets	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$91,977	91,977	—	—	$1,911,170

The Company’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash and cash equivalents that are valued based on quoted market prices in active markets are primarily comprised of commercial paper, short-term certificates of deposit and U.S. Treasury securities.

.

Note 5. Non-Cash Transactions

During the three month period ended September 30, 2017, the Company did not enter into any non-cash activities. During the three month period ended September 30, 2016, the Company issued 7,171,163 shares of its common stock with a value of $15,202,866 for the acquisition of Calico Resources Corp.

Note 6. Capital Stock

Authorized Capital

Authorized capital stock consists of 50,000,000 common shares with par value of $0.01 per common share (June 30, 2017 – 50,000,000 common shares with par value $0.01 per common share).

At September 30, 2017 there were 17,779,954 common shares issued and outstanding (June 30, 2017 - 17,779,954 common shares).

Warrants

A summary of warrant activity as of September 30, 2017, and changes during the three month period ended is presented below:

	Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at July 1, 2017	1,045,000	$2.13	1.41	—
Issued	—	—	—	—
Outstanding at September 30, 2017	1,045,000	$2.13	1.41	—

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

The fair value of option awards that have market conditions are estimated on the date of grant using a Monte-Carlo Simulation valuation model.  The award’s grant date fair value is determined by taking the average of the grant date fair values under each of many Monte Carlo trials.  The key assumptions used in the simulations were as follows:

	2017	2016
Weighted average risk-free interest rate	—	1.26%
Weighted average volatility	—	70.26%
Weighted average fair value	$—	$1.22

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

	2017	2016
Weighted average risk-free interest rate	—	1.26%
Weighted-average volatility	—	70.26%
Expected dividends	—	$0.00
Weighted average expected term (years)	—	5.00
Weighted average fair value	—	$1.23

A summary of option activity under the Stock Incentive and Compensation Plan  as of September 30, 2017, and changes during the three month period ended is presented below.

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2017	1,045,000	$1.54	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at September 30, 2017	1,045,000	$1.54	3.31	$39,800
Exercisable at September 30, 2017	1,011,666	$1.56	3.36	$39,800

A summary of the status of Paramount’s non-vested options as of July 1, 2017 and changes during the three month period ended September 30, 2017 is presented below.

Non-vested Options	Options	Weighted- Average Grant- Date Fair Value
Non-vested at July 1, 2017	33,334	$1.23
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at September 30, 2017	33,334	$1.23

As of September 30, 2017, there was $9,266 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the employee share option plan. That cost is expected to be recognized over a weighted-average period of 0.95 years. The total fair value of share based compensation arrangements vested during the three month period ended September 30, 2017 and 2016, was $nil and $351,236, respectively.

Note 7. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	September 30, 2017	June 30, 2017
Sleeper	$25,674,658	$25,674,658
Grassy Mountain	20,785,728	20,785,728
	$46,460,386	$46,460,386

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

As a part of its insurance policy, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account at September 30, 2017 is $2,090,378 (June 30, 2017 - $2,086,562).

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

The current undiscounted estimate of the reclamation costs for existing disturbances at the Sleeper Gold Project is $3,835,050 as required by U.S Bureau of Land Management and the Nevada Department of Environmental Protection. Assumptions used to compute the asset retirement obligations as at September 30, 2017 and June 30, 2017 for the Sleeper Gold Project included a credit adjusted risk free rate and inflation rate of 9.76% (June 30, 2017– 9.76%) and 2.0% (June 30, 2017 – 2.0%), respectively. Expenses are expected to be incurred between the years 2017 and 2056.

Changes to the Company’s asset retirement obligations for the three month period ended September 30, 2017 and the year ended June 30, 2017 are as follows:

	Three Month Period 2017	Year Ended June 30, 2017
Balance at beginning of period	$1,261,034	$1,402,039
Accretion expense	37,684	137,288
Payments	—	(278,293)
Change in estimate of existing obligation	—	—
Balance at end of period	$1,298,718	$1,261,034

The balance of the asset retirement obligation of $1,298,718 (June 30, 2017 -$1,261,034 ) is comprised of a current portion of $216,101 (June 30, 2017 -$216,101 ) and a non-current portion of $1,082,617 (June 30, 2017 -$1,044,933).

Note 9. Other Income

The Company’s other income details for the three month period ended September 30, 2017 were as follows:

	Three Month Period	Three Month Period
	2017	2016
Re-imbursement of reclamation costs	$80,145	$-
Leasing of water rights to third party	5,403	5,306
Total	$85,548	$5,306

Note 10. Segmented Information:

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses and mineral property carrying values by material project for the three month period ended September 30, 2017:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at September 30, 2017
Sleeper Gold Project	$95,474	$107,620	$25,674,658
Grassy Mountain Project	551,438	53,492	20,785,728
	$646,912	$161,112	$46,460,386

Expenses for the three month period ended September 30, 2016 and mineral property carrying values as at June 30, 2017 by material project:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at June 30, 2017
Sleeper Gold Project	$96,630	$115,482	$25,674,658
Grassy Mountain Project	440,741	39,129	20,785,728
	$537,371	$154,611	$46,460,386

Note 11. Commitments and Contingencies:

Lease Commitments

During the three month period ended September 30, 2017, the Company has office premises leases that expire at various dates until June 30, 2018.  The aggregate minimum rentals payable for these operating leases are as follows:

Year	Total Amount
2018	$13,800

During the three month period ended September 30, 2017, $7,043 was recognized as rent expense in the statement of operations and comprehensive loss/income.

Note 12.  Subsequent Events:

Subsequent to the quarter ended September 30, 2017, the Company closed a public offering of 3,520,000 shares of common stock at a price of $1.40 raising gross proceeds of $4.9 million.  Also subsequent to the quarter ended September 30, 2017, the Company closed a private placement of 1,775,000 shares of common stock for gross proceeds of $2.5 million.  Costs related to these offerings incurred prior to September 30, 2017 are included in Other Assets on the Condensed Consolidated Interim Balance Sheets as at September 30, 2017 and June 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give the Company's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company's current plans, and the Company's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, and in the risk factors on Form 10-K that was filed with the U.S. Securities and Exchange Commission (SEC) on September 18, 2017. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

Overview

We are an emerging growth company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon.  We enhance the value of our projects by implementing exploration and engineering programs that are likely to expand and upgrade known mineralized material to reserves.  The following discussion updates our outlook and plan of operations for the foreseeable future.  It also analyzes our financial condition and summarizes the results of our operations for the three months ended September 30, 2017 and compares these results to the results of the prior year three months ended September 30, 2016.

Operating Highlights:

During the three months ended September 30, 2017, Paramount completed a 30 hole drill program at its Grassy Mountain Project that it commenced in late 2016.  The drill program was designed with the primary objective of better defining the mineralized material for underground mining. Secondly, material was recovered in the drill program for additional metallurgical testing and geotechnical data required to optimize precious metal recovery processes and to determine the most efficient mining method.

In August, 2017, we commenced drilling of deep monitoring wells at the Grassy Mountain Project.  Data from this program will help to define a water flow model, characterize the water quality and determine if there will be any mine dewatering needs. These wells will also be used for monitoring during operation of the mine.  It expected this drilling will be completed in the Company’s second quarter.

Also in August the Company filed a mine Plan of Operations (“POO”) with the with the Federal Bureau of Land Management’s (“BLM”) district office in Vale, Oregon for its Grassy Mountain Project.  With the POO filed, the BLM can initiate its National Environmental Policy Act (“NEPA”) review process which will commence with the preparation of an Environmental Impact Statement (“EIS”).

Subsequent to the three months ended September 30, 2017, the Company closed a public offering of 3,520,000 shares of common stock and closed a private placement of 1,775,000 shares of common stock both at a price of $1.40 for aggregate gross proceeds of $7.4 million.

Outlook and Plan of Operation:

We believe that investors will gain a better understanding of our company if they understand how we measure and talk about our results.  As a exploration  and development company, we do not generate cash flow from our operations. We recognize the importance of managing our liquidity and capital resources.  We pay close attention to non-discretionary cash expenses and look for ways to minimize them when possible.  We ensure we have sufficient cash on hand to meet our annual land holding costs as the maintenance of mining claims and leases are essential to preserve the value of our mineral property assets.

For the fiscal year ending June 30, 2018, we have undertaken or intend to undertake the following:

Sleeper Gold Project:

The Company is expected to focus its efforts on its reclamation and claim management activities for the fiscal year ending June 30, 2018.

Grassy Mountain Project:

The Company is expected to complete a NI 43-101 Pre-Feasibility Study (“PFS”) by the Company’s third quarter for the current fiscal year.  The PFS will consist of detailed analysis of all the key parameters involved in constructing and operating a mine including projected capital and operating costs, production levels and expected returns under different scenarios.  The Company will also submit its consolidated mining permit application with the State of Oregon in the first half of 2018.

Comparison of Operating Results for the three months ended September 30, 2017 and 2016

Results of Operations

We did not earn any revenue from mining operations for the three months ended September 30, 2017 and 2016. During the three month period ended September 30, 2017, we completed a 30 hole drill program that we commenced in late 2016 at Grassy Mountain.  We also initiated the drilling of deep monitoring wells at Grassy Mountain and we filed a POO with the BLM.  Other normal course of business activities included filing annual mining claim fees with the BLM, reclamation work at the Sleeper mine site and on-going reviews of its mining claims were completed.

Net Loss

Our net loss before income taxes for the three months ended September 30, 2017 was $1,082,719 compared to a net loss before income taxes of $1,261,922 in the previous year. The decrease in net loss before income taxes of 14% is fully described below.  The Company expects to incur losses for the foreseeable future as we continue with our planned exploration programs.

Expenses

Exploration and Land Holding Costs

For the three months ended September 30, 2017, exploration expenses were $646,912 compared to $537,371 in the prior year.  This represents an increase of 20% or by $109,541.  During the three-month period ended September 30, 2017, the Company continued with activities related to the PFS which included design engineering, water management analysis and geotechnical evaluation.  As indicated above, the previously announced drill program was completed and drill core was sent to assay labs for analysis.  Total exploration expenses at the Grassy Mountain expenses during the three-month period were $551,438.

For the three months ended September 30, 2017, land holding costs increased by 4% or by $6,501 to $161,112 from the prior year.  The increase was primarily a result additional legal and other administration costs related to maintaining the claims.

Salaries and Benefits

For the three months ended September 30, 2017, salary and benefits decreased by 46% or by $121,922 to $142,921 from the prior year’s three months ended September 30, 2016.   Salary and benefits is comprised of cash and stock based compensation of the Company’s executive and corporate administration teams.  The decrease primarily reflects bonuses awarded to management and employees and stock based compensation recorded in the comparable prior year period.  Included in the salary and benefits expense amount for the three months ended September 30, 2017 and 2016 was a non-cash stock based compensation of $nil and $30,221, respectively.

Professional Fees and General and Administration

For the three-month period ended September 30, 2017, professional fees were $18,075 compared to $47,991 in the prior year’s comparable period.  This represents a decrease of 62% or $29,916.  Professional fees such as legal, accounting incurred or accrued during the period of $197,988 were recorded as Other Assets on the Condensed Consolidated Interim Balance Sheets as they relate to the financing that was completed subsequent the three months ended September 30, 2017.

For the three-month period ended September 30, 2017, general and administration expenses decreased by 20% to $113,602 from $142,055 in the prior year comparable period.  This decrease was a result of one-time costs incurred in the prior year period to integrate the acquisition of Calico into the Company.

Liquidity and Capital Resources

As an exploration and development company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand.  At September 30, 2017, we had cash and cash equivalents of $91,977 compared to $1,911,170 as at June 30, 2017. The main uses of cash were comprised mainly of the following material amounts:

•

Cash used in operating activities which included general and administration expenses, land holding costs, exploration programs at our Grassy Mountain and Sleeper Gold Projects and reclamation activities of $1,819,193

Subsequent to the three months ended September 30, 2017, the Company closed a public offering of 3,520,000 shares of common stock and closed a private placement of 1,775,000 shares of common stock both at a price of $1.40 for aggregate gross proceeds of $7.4 million.

We anticipate our expenditures for the remainder of the fiscal year ending June 30, 2018 to be as follows:

•	$1.3 million on corporate administration expenses (expenses include executive management and employee salaries, legal, audit, marketing and other general and administrative expenses)

•	$0.3 million on the Sleeper Gold Project (expenses include reclamation costs, employee salary and benefits)

•

$3.3 million on Grassy Mountain Project (expenses include consulting fees, land holding costs and general and administration expenses, PFS expenses which include mineralized material modelling, economic analysis, environmental impact statement preparation, mine design, process design and other mine permitting activities)

Our anticipated expenditures will be funded by our cash on hand.    Historically, we and other similar exploration and development public companies have accessed capital through equity financing arrangements.  If, however we are unable to obtain additional capital or financing, our exploration and development activities will be significantly adversely affected.

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

For stock option grants that have no market conditions that affect vesting, the Company uses the Black-Scholes option valuation model to value stock options granted. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates which are subjective and may not be representative of actual results. Changes in assumptions can materially affect estimates of fair values. There were no options issued in the three month period ended September 30, 2017.

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

(c)	Inherent Limitations of Disclosure Controls and Internal Controls over Financial Reporting

Because of its inherent limitations, disclosure controls and internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation or effectiveness to future periods are subject to risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for year ended June 30, 2017.

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

Company Name

Date: November 7, 2017	By:	/s/ Glen Van Treek
Glen Van Treek
President and Chief Executive Officer

Date: November 7, 2017	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer