Form 10-Q
period 2017-12-31
Paramount Gold Nevada Corp.
filed 2018-02-08
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

The number of shares of Registrant’s Common Stock outstanding, $0.01 par value per share, as of February 5, 2018 was 23,074,954.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

as at December 31, 2017 and June 30, 2017

(Unaudited)

	As at December 31,	As at June 30,
	2017	2017
Assets
Current Assets
Cash and cash equivalents	$5,227,000	$1,911,170
Prepaid and deposits	389,752	213,608
Accounts receivable	15,804	15,804
Total Current Assets	5,632,556	2,140,582
Non-Current Assets
Mineral properties (Note 7)	46,460,386	46,460,386
Property and equipment	10,783	12,659
Reclamation bond (Note 8)	2,014,008	2,086,562
Total Non-Current Assets	48,485,177	48,559,607
Total Assets	$54,117,733	$50,700,189
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$561,669	$873,127
Reclamation and environmental obligation, current portion (Note 8)	135,967	216,101
Total Current Liabilities	697,636	1,089,228
Non-Current Liabilities
Reclamation and environmental obligation, non-current portion (Note 8)	1,120,300	1,044,933
Total Liabilities	1,817,936	2,134,161
Stockholders' Equity
Common stock, par value $0.01, 50,000,000 authorized shares, 23,074,954 issued and outstanding at December 31, 2017 and 17,779,954 issued and outstanding at June 30, 2017	230,750	177,800
Additional paid in capital	90,632,642	84,050,214
Deficit	(38,563,595)	(35,661,986)
Total Stockholders' Equity	52,299,797	48,566,028
Total Liabilities and Stockholders' Equity	$54,117,733	$50,700,189

Subsequent Events: Note 12

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

for the Three and Six Month Period ended December 31, 2017 and 2016

(Unaudited)

	For the Three Month Period Ended December 31, 2017	For the Three Month Period Ended December 31, 2016	For the Six Month Period Ended December 31, 2017	For the Six Month Period Ended December 31, 2016
Revenue
Other income (Note 9)	$—	$40,599	$85,548	$45,905
Total Revenue	—	40,599	85,548	45,905
Expenses
Exploration	1,307,160	1,318,444	1,954,072	1,855,815
Land holding costs	119,558	122,288	280,670	276,900
Professional fees	17,247	51,869	35,324	99,860
Salaries and benefits	142,995	173,331	285,916	438,174
Directors compensation	17,527	38,754	38,481	83,783
General and administrative	150,279	126,060	263,881	268,115
Insurance	27,829	41,422	55,765	84,418
Depreciation	938	1,481	1,876	2,584
Accretion (Note 8)	37,684	34,322	75,368	68,644
Total Expenses	1,821,217	1,907,971	2,991,353	3,178,293
Net Loss before other Expense	1,821,217	1,867,372	2,905,805	3,132,388
Other Expense (Income)
Interest income	(3,771)	(3,227)	(7,590)	(6,513)
Interest and service charges	1,444	380	3,394	572
Non-recurring rebates	—	(39,633)	—	(39,633)
Net Loss before income taxes	1,818,890	1,824,892	2,901,609	3,086,814
Income taxes
Deferred tax recovery (Note 3)	—	—	—	(3,215,418)
Net Loss (Income) and Comprehensive Loss (Income)	$1,818,890	$1,824,892	$2,901,609	$(128,604)

Loss (Income) per Common Share
Basic	$0.08	$0.12	$0.14	$(0.01)
Diluted	$0.08	$0.12	$0.14	$(0.01)
Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	22,384,302	15,689,954	20,082,128	15,417,138
Diluted	22,384,302	15,689,954	20,082,128	15,622,782

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity

for the Three Month Period Ended September 30, 2017 and December 31, 2017 and Years ended June 30, 2017 and 2016

(Unaudited)

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at June 30, 2016	8,518,791	$85,188	$65,143,383	$(31,322,384)	—	$33,906,187
Stock based compensation	—	—	243,421	—	—	243,421
Capital issued for acquisition (Note 3)	7,171,163	71,712	15,131,154	—	—	15,202,866
Capital issued for financing (Note 6)	2,090,000	20,900	3,532,256	—	—	3,553,156
Net loss	—	—	—	(4,339,602)	—	(4,339,602)
Balance at June 30, 2017	17,779,954	$177,800	$84,050,214	$(35,661,986)	—	$48,566,028
Stock based compensation	—	—	5,953	—	—	5,953
Net loss	—	—	—	(1,082,719)	—	(1,082,719)
Balance at September 30, 2017	17,779,954	$177,800	$84,056,167	$(36,744,705)	—	$47,489,262
Stock based compensation	—	—	2,527	—	—	2,527
Capital issued for financing (Note 6)	5,295,000	52,950	6,573,948	—	—	6,626,898
Net loss	—	—	—	(1,818,890)	—	(1,818,890)
Balance at December 31, 2017	23,074,954	$230,750	$90,632,642	$(38,563,595)	—	$52,299,797

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Cash Flows

for the Six Month Period ended December 31, 2017 and 2016

(Unaudited)

	For the Six Month Period Ended December 31, 2017	For the Six Month Period Ended December 31, 2016
Net Income (Loss)	$(2,901,609)	$128,604
Adjustment for:
Depreciation	1,876	2,584
Stock based compensation	8,480	122,502
Accretion expense (Note 8)	75,368	68,644
Interest earned on reclamation bond	(7,581)	(6,514)
Insurance expense	—	24,517
Deferred tax recovery (Note 3)	—	(3,215,418)
(Increase) decrease in accounts receivable	—	(15,060)
(Increase) decrease in other assets	(197,988)	—
(Increase) decrease in prepaid expenses	(176,144)	(243,452)
Increase (decrease) in accounts payable	(311,458)	72,816
Cash used in operating activities	(3,509,056)	(3,060,777)
Acquisition of Calico	—	(1,001,623)
Cash acquired in Calico transaction	—	4,363
Purchase of equipment	—	(2,527)
Cash used in investing activities	—	(999,787)
Capital issued for financing (Note 6)	6,824,886	—
Cash provided by financing activities	6,824,886	—

Change in cash during period	3,315,830	(4,060,564)
Cash at beginning of period	1,911,170	5,874,258
Cash at end of period	$5,227,000	$1,813,694

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and amounts receivable.  The Company maintains cash and cash equivalents in accounts which may, at times, exceed federally insured limits.  At December 31, 2017, the Company had $4.9 million of balances in excess of federally insured limits.  We deposit our cash with financial institutions which we believe have sufficient credit quality to minimize the risk of loss.

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

Exploration Costs

Exploration costs, which include maintenance, development and exploration of mineral claims, are expensed as incurred.  When it is determined that a mineral deposit can be economically developed as a result of establishing proven and probable reserves, the costs incurred after such determination will be capitalized and amortized over their useful lives.  To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all exploration costs are expensed.

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

For the three and six month periods ended December 31, 2017 , the shares of common stock equivalents related to outstanding stock options have not been included in the diluted per share calculation as they are anti-dilutive as the Company has recorded a net loss from continuing operations for the period.

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

Pursuant to the acquisition of Calico, the Company recorded a deferred tax liability of $3,215,418.  Subsequent to the acquisition, the Company determined that it would be able to utilize the benefit of its tax operating loss carryforwards and adjusted its valuation allowance to recognize the benefit of these previously unrecognized deferred tax assets and offset the deferred tax liability.  Accordingly, the Company recognized a deferred tax recovery of $3,215,418 in the six month period ended December 31, 2016.

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

		Fair Value at December 31, 2017			June 30, 2017
Assets	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$5,227,000	5,227,000	—	—	$1,911,170

The Company’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash and cash equivalents that are valued based on quoted market prices in active markets are primarily comprised of commercial paper, short-term certificates of deposit and U.S. Treasury securities.

.

Note 5. Non-Cash Transactions

During the six month period ended December 31, 2017, the Company did not enter into any non-cash activities. During the six month period ended December 31, 2016, the Company issued 7,171,163 shares of its common stock with a value of $15,202,866 for the acquisition of Calico Resources Corp.

Note 6. Capital Stock

Authorized Capital

Authorized capital stock consists of 50,000,000 common shares with par value of $0.01 per common share (June 30, 2017 – 50,000,000 common shares with par value $0.01 per common share).

During the six month period ended December 31, 2017, the Company issued 5,295,000 shares of its common stock.  The issuance was a result of a public offering of 3,520,000 shares of common stock for gross proceeds of $4.9 million and of a private placement of 1,775,000 shares of common stock for gross proceeds of $2.5 million completed during the three month period ended December 31, 2017.

At December 31, 2017 there were 23,074,954 common shares issued and outstanding (June 30, 2017 - 17,779,954 common shares).

Warrants

A summary of warrant activity as of December 31, 2017, and changes during the six month period ended is presented below:

	Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at July 1, 2017	1,045,000	$2.13	1.15	—
Issued	—	—	—	—
Outstanding at December 31, 2017	1,045,000	$2.13	1.15	—

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

A summary of option activity under the Stock Incentive and Compensation Plan  as of December 31, 2017, and changes during the six month period ended is presented below.

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2017	1,045,000	$1.56	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2017	1,045,000	$1.56	2.55	$-
Exercisable at December 31, 2017	1,011,666	$1.56	2.55	$-

A summary of the status of Paramount’s non-vested options as of July 1, 2017 and changes during the six month period ended December 31, 2017 is presented below.

Non-vested Options	Options	Weighted- Average Grant- Date Fair Value
Non-vested at July 1, 2017	33,334	$1.23
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2017	33,334	$1.23

As of December 31, 2017, there was $6,739 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the employee share option plan. That cost is expected to be recognized over a weighted-average period of 0.70 years. The total fair value of share based compensation arrangements vested during the six month period ended December 31, 2017 and 2016, was $nil and $351,236, respectively.

Note 7. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	December 31, 2017	June 30, 2017
Sleeper	$25,674,658	$25,674,658
Grassy Mountain	20,785,728	20,785,728
	$46,460,386	$46,460,386

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

As a part of its insurance policy, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account at December 31, 2017 is $2,014,008 (June 30, 2017 - $2,086,562).

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

The current undiscounted estimate of the reclamation costs for existing disturbances at the Sleeper Gold Project is $3,835,050 as required by U.S Bureau of Land Management and the Nevada Department of Environmental Protection. Assumptions used to compute the asset retirement obligations as at December 31, 2017 and June 30, 2017 for the Sleeper Gold Project included a credit adjusted risk free rate and inflation rate of 9.76% (June 30, 2017– 9.76%) and 2.0% (June 30, 2017 – 2.0%), respectively. Expenses are expected to be incurred between the years 2017 and 2056.

Changes to the Company’s asset retirement obligations for the six month period ended December 31, 2017 and the year ended June 30, 2017 are as follows:

	Six Month Period 2017	Year Ended June 30, 2017
Balance at beginning of period	$1,261,034	$1,402,039
Accretion expense	75,368	137,288
Payments	(80,135)	(278,293)
Change in estimate of existing obligation	—	—
Balance at end of period	$1,256,267	$1,261,034

The balance of the asset retirement obligation of $1,256,267 (June 30, 2017 -$1,261,034 ) is comprised of a current portion of $135,967 (June 30, 2017 -$216,101 ) and a non-current portion of $1,120,300 (June 30, 2017 -$1,044,933).

Note 9. Other Income

The Company’s other income details for the six month period ended December 31, 2017 and 2016 were as follows:

	Six Month Period	Six Month Period
	2017	2016
Re-imbursement of reclamation costs	$80,145	$40,599
Leasing of water rights to third party	5,403	5,306
Total	$85,548	$45,905

Note 10. Segmented Information:

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses and mineral property carrying values by material project for the six month period ended December 31, 2017:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at December 31, 2017
Sleeper Gold Project	$320,606	$208,359	$25,674,658
Grassy Mountain Project	1,633,466	72,311	20,785,728
	$1,954,072	$280,670	$46,460,386

Expenses for the six month period ended December 31, 2016 and mineral property carrying values as at June 30, 2017 by material project:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at June 30, 2017
Sleeper Gold Project	$342,951	$219,280	$25,674,658
Grassy Mountain Project	1,512,864	57,620	20,785,728
	$1,855,815	$276,900	$46,460,386

Note 11. Commitments and Contingencies:

Lease Commitments

During the six month period ended December 31, 2017, the Company has office premises leases that expire at various dates until June 30, 2018.  The aggregate minimum rentals payable for these operating leases are as follows:

Year	Total Amount
2018	$9,200

During the six month period ended December 31, 2017, $16,242 was recognized as rent expense in the statement of operations and comprehensive loss/income.

Note 12.  Subsequent Events:

Subsequent to the quarter ended December 31, 2017, the Company granted 500,000 stock options to employees, directors and consultants at a strike price of $1.40.  Each option carries a 5 year term.  Options received by senior management and directors will vest on achieving one of following performance conditions: 1) The issuance of mining permits for the Grassy Mountain Project by the State of Oregon; or 2) The Company entering into a transformative transaction on its Grassy Mountain or Sleeper projects as determined by the Board of Directors; or 3) The Company’s share price closing above $3.00 per share for 10 consecutive days.

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

Overview

We are an emerging growth company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon.  We enhance the value of our projects by implementing exploration and engineering programs that are likely to expand and upgrade known mineralized material to reserves.  The following discussion updates our outlook and plan of operations for the foreseeable future.  It also analyzes our financial condition and summarizes the results of our operations for the three and six months ended December 31, 2017 and compares these results to the results of the prior year three and six months ended December 31, 2016.

Operating Highlights:

During the six months ended December 31, 2017, Paramount completed a 30 hole drill program at its Grassy Mountain Project that it commenced in late 2016.  The drill program was designed with the primary objective of better defining the mineralized material for underground mining. Secondly, material was recovered in the drill program for additional metallurgical testing and geotechnical data required to optimize precious metal recovery processes and to determine the most efficient mining method.

In August, 2017, we commenced drilling of deep monitoring wells at the Grassy Mountain Project.  Data from this program will help to define a water flow model, characterize the water quality and determine if there will be any mine dewatering needs. These wells will also be used for monitoring during operation of the mine.

Also in August 2017, the Company filed a mine Plan of Operations (“POO”) with the Federal Bureau of Land Management’s (“BLM”) district office in Vale, Oregon for its Grassy Mountain Project.  With the POO filed, the BLM can initiate its National Environmental Policy Act (“NEPA”) review process which will commence with the preparation of an Environmental Impact Statement (“EIS”).

In October, 2017, the Company closed a public offering of 3,520,000 shares of common stock and closed a private placement of 1,775,000 shares of common stock both at a price of $1.40 for aggregate gross proceeds of $7.4 million.

In November, 2017, Paramount received approvals from both the Oregon Department of Geology and Mineral Industries (“DOGAMI”) and the BLM to proceed with a program of auger drilling, core drilling, and back hoe excavations at its Grassy Mountain proposed mine site as part of the project’s Preliminary Feasibility Study (“PFS”). The work is designed to characterize the rock and alluvium under the proposed mill, processing plant, and tailings areas to ensure stability and adjust the design of these installations if necessary.  The work was completed in December 2017.

Outlook and Plan of Operation:

We believe that investors will gain a better understanding of our company if they understand how we measure and talk about our results.  As an exploration and development company, we do not generate cash flow from our operations. We recognize the importance of managing our liquidity and capital resources.  We pay close attention to non-discretionary cash expenses and look for ways to minimize them when possible.  We ensure we have sufficient cash on hand to meet our annual land holding costs as the maintenance of mining claims and leases are essential to preserve the value of our mineral property assets.

For the fiscal year ending June 30, 2018, we have undertaken or intend to undertake the following:

Sleeper Gold Project:

The Company is expected to focus its efforts on its reclamation and claim management activities for the fiscal year ending June 30, 2018.

Grassy Mountain Project:

The Company is expected to complete a NI 43-101 PFS in the Company’s third quarter of the current fiscal year.  The PFS will consist of detailed analysis of all the key parameters involved in constructing and operating a mine including projected capital and operating costs, production levels and expected returns under different scenarios.  The Company will also submit its consolidated mining permit application with the State of Oregon in the first half of calendar 2018.

Comparison of Operating Results for the three and six months ended December 31, 2017 and 2016

Results of Operations

We did not earn any revenue from mining operations for the three and six months ended December 31, 2017 and 2016. During the six month period ended December 31, 2017, we completed a 30 hole drill program that we commenced in late 2016 at Grassy Mountain.  We also initiated the drilling of deep monitoring wells at Grassy Mountain and we filed a POO with the BLM.  Other normal course of business activities included filing annual mining claim fees with the BLM, reclamation work at the Sleeper mine site and on-going reviews of its mining claims were completed.

Net Loss

Our net loss before income taxes for the three months ended December 31, 2017 was $1,818,890 compared to a net loss before income taxes of $1,824,892 in the previous year. The marginal decrease in net loss before income taxes is fully described below.

Our net loss before income taxes for the six months ended December 31, 2017 was $2,901,609 compared to a loss before income taxes of $3,086,814 in the previous year.  The decrease in net loss before income taxes of 6% is fully described below.

The Company expects to incur losses for the foreseeable future as we continue with our planned exploration programs.

Expenses

Exploration and Land Holding Costs

For the three months ended December 31, 2017, exploration expenses were $1,307,160 compared to $1,318,444 in the prior year.  This represents a decrease of 1% or by $11,284.  During the three-month period ended December 31, 2017, the Company continued with activities related to the PFS which included design engineering, water management analysis and geotechnical evaluation.  Also included were expenses related to the permitting activities in the state of Oregon.    Total exploration expenses at the Grassy Mountain Project during the three-month period were $1,082,028.

For the three months ended December 31, 2017, land holding costs decreased by 2% or by $2,730 to $119,558 from the prior year.  The decrease was primarily a result lowered legal and other administration costs related to maintaining the claims.

For the six months ended December 31, 2017, exploration expenses were $1,954,072 compared to $1,855,815 in the prior year.  This represents an increase of $98,257 or by 5%.  During the six month period, the Company continued with activities related to the PFS which included design engineering, water management analysis and geotechnical evaluation. As indicated above, the previously announced drill program was completed at Grassy Mountain and drill core was sent to assay labs for analysis.  Also included were expenses related to the permitting activities in the state of Oregon.

For the six months ended December 31, 2017, land holding costs increase by 1% or by $3,770 from the prior year.

Salaries and Benefits

For the three months ended December 31, 2017, salary and benefits decreased by 18% or by $30,336 to $142,995 from the prior year’s three months ended December 31, 2016.   Salary and benefits is comprised of cash and stock based compensation of the Company’s executive and corporate administration teams.  The decrease primarily reflects stock based compensation recorded in the comparable prior period.  Included in the salary and benefits expense amount for the three months ended December 31, 2017 and 2016 was a non-cash stock based compensation of $nil and $30,221, respectively.

For the six months ended December 31, 2017, salary and benefits decreased by $152,258 or by 35% to $285,916 from the prior six months ended December 31, 2016.  The decrease primarily reflects stock based compensation recorded in the comparable prior year period.  Included in the salary and benefits expense amount for the six months ended December 31, 2017 and 2016 was a non-cash stock based compensation of $nil and $60,862 respectively.

Professional Fees and General and Administration

For the three-month period ended December 31, 2017, professional fees were $17,247 compared to $51,869 in the prior year’s comparable period.  This represents a decrease of 67% or $34,622.  In the prior year’s comparable period the Company incurred one-time legal, accounting and tax advisory fees related to its integration of its acquisition of Calico.

For the three-month period ended December 31, 2017, general and administration expenses increased by 19% to $150,279 from $126,060 in the prior year comparable period.  This increase was a result of higher travel and marketing costs incurred by the Company.

For the six month period ended December 31, 2017, professional fees were $35,324 compared to $99,860 in the prior year’s comparable period.  This represents a decrease of 65% or $64,536.  In the prior year’s comparable period the Company incurred one-time legal, accounting and tax advisory fees related to its integration of its acquisition of Calico.

For the six month period ended December 31, 2017, general and administration expenses decreased by 2% to $263,881 from $268,115 in the prior year comparable period.

Liquidity and Capital Resources

As an exploration and development company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand.  At December 31, 2017, we had cash and cash equivalents of $5,227,000 compared to $1,911,170 as at June 30, 2017. During the three months ended December 31, 2017, the Company closed a public offering of 3,520,000 shares of common stock and closed a private placement of 1,775,000 shares of common stock both at a price of $1.40 for aggregate gross proceeds of $7.4 million.

The main uses of cash were comprised mainly of the following material amounts:

•

Cash used in operating activities which included general and administration expenses, land holding costs, exploration programs at our Grassy Mountain and Sleeper Gold Projects and reclamation activities of $3,509,056

We anticipate our operating expenditures for the remainder of the fiscal year ending June 30, 2018 to be as follows:

•	$0.88 million on corporate administration expenses (expenses include executive management and employee salaries, legal, audit, marketing and other general and administrative expenses)

•	$0.1 million on the Sleeper Gold Project (expenses include reclamation costs, employee salary and benefits)

•

$1.6 million on the Grassy Mountain Project (expenses include consulting fees, land holding costs and general and administration expenses, PFS expenses which include mineralized material modelling, economic analysis, environmental impact statement preparation, mine design, process design and other mine permitting activities)

Our anticipated expenditures will be funded by our cash on hand.    Historically, we and other similar exploration and development public companies have accessed capital through equity financing arrangements.  If, however we are unable to obtain additional capital or financing, our exploration and development activities will be significantly adversely affected.

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

For stock option grants that have no market conditions that affect vesting, the Company uses the Black-Scholes option valuation model to value stock options granted. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates which are subjective and may not be representative of actual results. Changes in assumptions can materially affect estimates of fair values. There were no options issued in the three and six month periods ended December 31, 2017.

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

Company Name

Date: February 8, 2018	By:	/s/ Glen Van Treek
Glen Van Treek
President and Chief Executive Officer

Date: February 8, 2018	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer