Form 10-Q
period 2018-03-31
Paramount Gold Nevada Corp.
filed 2018-05-10
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of Registrant’s Common Stock outstanding, $0.01 par value per share, as of May 7, 2018 was 23,074,954.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

as at March 31, 2018 and June 30, 2017

(Unaudited)

	As at March 31,	As at June 30,
	2018	2017
Assets
Current Assets
Cash and cash equivalents	$1,414,285	$1,911,170
Prepaid and deposits	303,136	213,608
Accounts receivable	15,804	15,804
Total Current Assets	1,733,225	2,140,582
Non-Current Assets
Mineral properties (Note 7)	48,860,386	46,460,386
Property and equipment	9,855	12,659
Reclamation bond (Note 8)	1,999,211	2,086,562
Total Non-Current Assets	50,869,452	48,559,607
Total Assets	$52,602,677	$50,700,189
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$660,217	$873,127
Reclamation and environmental obligation, current portion (Note 8)	135,967	216,101
Total Current Liabilities	796,184	1,089,228
Non-Current Liabilities
Reclamation and environmental obligation, non-current portion (Note 8)	1,135,724	1,044,933
Total Liabilities	1,931,908	2,134,161
Stockholders' Equity
Common stock, par value $0.01, 50,000,000 authorized shares, 23,074,954 issued and outstanding at March 31, 2018 and 17,779,954 issued and outstanding at June 30, 2017	230,750	177,800
Additional paid in capital	90,662,362	84,050,214
Deficit	(40,222,343)	(35,661,986)
Total Stockholders' Equity	50,670,769	48,566,028
Total Liabilities and Stockholders' Equity	$52,602,677	$50,700,189

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

for the Three and Nine Month Period ended March 31, 2018 and 2017

(Unaudited)

	For the Three Month Period Ended March 31, 2018	For the Three Month Period Ended March 31, 2017	For the Nine Month Period Ended March 31, 2018	For the Nine Month Period Ended March 31, 2017
Revenue
Other income (Note 9)	$22,260	$237,694	$107,807	$283,599
Total Revenue	22,260	237,694	107,807	283,599
Expenses
Exploration	1,047,587	1,133,141	3,001,660	2,988,956
Land holding costs	119,456	220,684	400,126	497,584
Professional fees	21,787	34,326	57,110	134,187
Salaries and benefits	230,884	206,789	516,800	644,964
Directors compensation	43,924	35,896	82,405	119,679
General and administrative	154,514	70,344	418,395	338,459
Insurance	31,007	28,545	86,773	112,962
Depreciation	928	1,090	2,804	3,674
Accretion (Note 8)	37,684	34,322	113,052	102,966
Total Expenses	1,687,771	1,765,137	4,679,125	4,943,431
Net Loss before other Expense	1,665,511	1,527,443	4,571,318	4,659,832
Other Expense (Income)
Interest income	(7,469)	(4,268)	(15,057)	(10,781)
Interest and service charges	706	1,287	4,096	1,860
Gain on sale of mineral property	—	(100,000)	—	(100,000)
Non-recurring rebates	—	—	—	(39,633)
Net Loss before income taxes	1,658,748	1,424,462	4,560,357	4,511,278
Income taxes
Deferred tax recovery (Note 3)	—	—	—	(3,215,418)
Net Loss and Comprehensive Loss	$1,658,748	$1,424,462	$4,560,357	$1,295,860

Loss per Common Share
Basic	$0.07	$0.09	$0.22	$0.08
Diluted	$0.07	$0.09	$0.22	$0.08
Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	23,074,954	16,734,954	21,065,173	15,849,997
Diluted	23,074,954	16,734,954	21,065,173	15,849,997

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity

for the Three Month Periods Ended September 30, 2017, December 31, 2017 and March 31, 2018 and Year ended June 30, 2017

(Unaudited)

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2016	8,518,791	$85,188	$65,143,383	$(31,322,384)	$33,906,187
Stock based compensation	—	—	243,421	—	243,421
Capital issued for acquisition (Note 3)	7,171,163	71,712	15,131,154	—	15,202,866
Capital issued for financing (Note 6)	2,090,000	20,900	3,532,256	—	3,553,156
Net loss	—	—	—	(4,339,602)	(4,339,602)
Balance at June 30, 2017	17,779,954	$177,800	$84,050,214	$(35,661,986)	$48,566,028
Stock based compensation	—	—	5,953	—	5,953
Net loss	—	—	—	(1,082,719)	(1,082,719)
Balance at September 30, 2017	17,779,954	$177,800	$84,056,167	$(36,744,705)	$47,489,262
Stock based compensation	—	—	2,527	—	2,527
Capital issued for financing (Note 6)	5,295,000	52,950	6,573,948	—	6,626,898
Net loss	—	—	—	(1,818,890)	(1,818,890)
Balance at December 31, 2017	23,074,954	$230,750	$90,632,642	$(38,563,595)	$52,299,797
Stock based compensation	—	—	29,720	—	29,720
Net loss	—	—	—	(1,658,748)	(1,658,748)
Balance at March 31, 2018	23,074,954	$230,750	$90,662,362	$(40,222,343)	$50,670,769

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Cash Flows

for the Nine Month Period ended March 31, 2018 and 2017

(Unaudited)

	For the Nine Month Period Ended March 31, 2018	For the Nine Month Period Ended March 31, 2017
Net Income (Loss)	$(4,560,357)	$(1,295,860)
Adjustment for:
Depreciation	2,804	3,674
Stock based compensation	38,200	175,038
Accretion expense (Note 8)	113,052	102,966
Interest earned on reclamation bond	(15,044)	(10,781)
Insurance expense	—	24,517
Deferred tax recovery (Note 3)	—	(3,215,418)
(Increase) decrease in accounts receivable	—	(15,060)
(Increase) decrease in other assets	(197,988)	—
(Increase) decrease in prepaid expenses	(89,528)	(148,211)
Increase (decrease) in accounts payable	(212,910)	416,848
Cash used in operating activities	(4,921,771)	(3,962,287)
Purchase of mineral properties	(2,400,000)	—
Acquisition of Calico	—	(1,006,964)
Cash acquired in Calico transaction	—	4,363
Purchase of equipment	—	(2,527)
Cash used in investing activities	(2,400,000)	(1,005,128)
Capital issued for financing (Note 6)	6,824,886	3,558,497
Cash provided by financing activities	6,824,886	3,558,497

Change in cash during period	(496,885)	(1,408,918)
Cash at beginning of period	1,911,170	5,874,258
Cash at end of period	$1,414,285	$4,465,340

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and amounts receivable.  The Company maintains cash and cash equivalents in accounts which may, at times, exceed federally insured limits.  At March 31, 2018, the Company had $1.1 million of balances in excess of federally insured limits.  We deposit our cash with financial institutions which we believe have sufficient credit quality to minimize the risk of loss.

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

For the three and nine month periods ended March 31, 2018 , the shares of common stock equivalents related to outstanding stock options have not been included in the diluted per share calculation as they are anti-dilutive as the Company has recorded a net loss from continuing operations for those periods.

Revenue Recognition

Revenue is recognized when persuasive evidence that an agreement exists, the risks and rewards of ownership pass to the purchaser, the selling price is fixed and determinable; or collection is reasonably assured. The passing of title to the purchaser is based on the terms of the purchase and sale agreement.

Note 2. Recent Accounting Guidance

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business,” which clarifies the definition of a business to assist entities in the evaluation of acquisitions and disposals of assets or businesses. These changes will became effective for the Company’s fiscal year beginning July 1, 2018 and the Company is currently evaluating the potential impact on implementing these changes on the Company’s consolidated net income, financial position or cash flows.

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

Pursuant to the acquisition of Calico, the Company recorded a deferred tax liability of $3,215,418.  Subsequent to the acquisition, the Company determined that it would be able to utilize the benefit of its tax operating loss carryforwards and adjusted its valuation allowance to recognize the benefit of these previously unrecognized deferred tax assets and offset the deferred tax liability.  Accordingly, the Company recognized a deferred tax recovery of $3,215,418 in the nine month period ended March 31, 2017.

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

		Fair Value at March 31, 2018			June 30, 2017
Assets	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,414,285	1,414,285	—	—	$1,911,170

The Company’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash and cash equivalents that are valued based on quoted market prices in active markets are primarily comprised of commercial paper, short-term certificates of deposit and U.S. Treasury securities.

.

Note 5. Non-Cash Transactions

During the nine month period ended March 31, 2018, the Company did not enter into any non-cash activities. During the nine month period ended March 31, 2017, the Company issued 7,171,163 shares of its common stock with a value of $15,202,866 for the acquisition of Calico Resources Corp.

Note 6. Capital Stock

Authorized Capital

Authorized capital stock consists of 50,000,000 common shares with par value of $0.01 per common share (June 30, 2017 – 50,000,000 common shares with par value $0.01 per common share).

During the nine month period ended March 31, 2018, the Company issued 5,295,000 shares of its common stock.  The issuance was a result of a public offering of 3,520,000 shares of common stock for gross proceeds of $4.9 million and of a private placement of 1,775,000 shares of common stock for gross proceeds of $2.5 million completed during the three month period ended December 31, 2017.

At March 31, 2018 there were 23,074,954 common shares issued and outstanding (June 30, 2017 - 17,779,954 common shares).

Warrants

A summary of warrant activity as of March 31, 2018, and changes during the nine month period ended is presented below:

	Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at July 1, 2017	1,045,000	$2.13	0.90	—
Issued	—	—	—	—
Outstanding at March 31, 2018	1,045,000	$2.13	0.90	—

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

The fair value of option awards that have market conditions are estimated on the date of grant using a Monte-Carlo Simulation valuation model.  The award’s grant date fair value is determined by taking the average of the grant date fair values under each of many Monte Carlo trials.  The key assumptions used in the simulations were as follows:

	2018	2017
Weighted average risk-free interest rate	—	1.26%
Weighted average volatility	—	70.26%
Weighted average fair value	$—	$1.22

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

During the three month period ending March 31, 2018, the Company granted 500,000 stock options to employees, directors and consultants at a strike price of $1.40.  Each option carries a 5 year term.  Options received by senior management and directors will vest on achieving one of following performance conditions: 1) The issuance of mining permits for the Grassy Mountain Project by the State of Oregon; or 2) The Company entering into a transformative transaction on its Grassy Mountain or Sleeper projects as determined by the Board of Directors; or 3) The Company’s share price closing above $3.00 per share for 10 consecutive days.  The fair value for these options was calculated using the Black-Scholes options valuation method.

	2018	2017
Weighted average risk-free interest rate	2.49%	1.26%
Weighted-average volatility	60.07%	70.26%
Expected dividends	$0.00	$0.00
Weighted average expected term (years)	5.00	5.00
Weighted average fair value	$0.74	$1.23

A summary of option activity under the Stock Incentive and Compensation Plan as of March 31, 2018, and changes during the nine month period ended is presented below.

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2017	1,045,000	$1.56	3.02	$—
Granted	500,000	1.40	5	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2018	1,545,000	$1.51	3.13	$5,000.00
Exercisable at March 31, 2018	1,011,666	$1.56	2.28	$—

A summary of the status of Paramount’s non-vested options as of July 1, 2017 and changes during the nine month period ended March 31, 2018 is presented below.

Non-vested Options	Options	Weighted- Average Grant- Date Fair Value
Non-vested at July 1, 2017	33,334	$1.23
Granted	500,000	0.74
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2018	533,334	$0.77

As of March 31, 2018, there was $341,048 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the employee share option plan. That cost is expected to be recognized over a weighted-average period of 3.01 years. The total fair value of share based compensation arrangements vested during the nine month period ended March 31, 2018 and 2017, was $nil and $351,236, respectively.

Note 7. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	March 31, 2018	June 30, 2017
Sleeper	$25,674,658	$25,674,658
Grassy Mountain	23,185,728	20,785,728
	$48,860,386	$46,460,386

Sleeper:

Sleeper is located in Humboldt County, Nevada approximately 26 miles northwest of the town of Winnemucca.  The Sleeper Gold Mine consists of 2,322 unpatented mining claims totaling approximately 38,300 acres.

Grassy Mountain:

The Grassy Mountain Project is located in Malheur County, Oregon, approximately 22 miles south of Vale, Oregon, and roughly 70 miles west of Boise, Idaho. It consists of 418 unpatented lode claims, 3 patented lode claims, 9 mill site claims, 6 association placer claims, and various leased fee land surface and surface/mineral rights, all totaling approximately 9,300 acres.

During the three month period ended March 31, 2018, Paramount exercised its option to reduce the existing Net Smelter Royalty (“NSR”) from 6% down to 1.5% and to acquire all rights to the private land at Grassy Mountain Project in Oregon for a total payment of $2.4 million.

Note 8. Reclamation and Environmental:

The Company holds an insurance policy which is in effect until 2033 related to its Sleeper Gold Project.  The policy covers reclamation costs up to an aggregate of $25 million in the event the Company’s bond is insufficient to cover any mandated reclamation obligations.

As a part of its insurance policy, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account at March 31, 2018 is $1,999,211 (June 30, 2017 - $2,086,562).

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

The current undiscounted estimate of the reclamation costs for existing disturbances at the Sleeper Gold Project is $3,835,050 as required by the U.S Bureau of Land Management and the Nevada Department of Environmental Protection. Assumptions used to compute the asset retirement obligations as at March 31, 2018 and June 30, 2017 for the Sleeper Gold Project included a credit adjusted risk free rate and inflation rate of 9.76% (June 30, 2017– 9.76%) and 2.0% (June 30, 2017 – 2.0%), respectively. Expenses are expected to be incurred between the years 2017 and 2056.

Changes to the Company’s asset retirement obligations for the nine month period ended March 31, 2018 and the year ended June 30, 2017 are as follows:

	Nine Month Period 2018	Year Ended June 30, 2017
Balance at beginning of period	$1,261,034	$1,402,039
Accretion expense	113,052	137,288
Payments	(102,395)	(278,293)
Change in estimate of existing obligation	—	—
Balance at end of period	$1,271,691	$1,261,034

The balance of the asset retirement obligation of $1,271,691 (June 30, 2017 -$1,261,034 ) is comprised of a current portion of $135,967 (June 30, 2017 -$216,101 ) and a non-current portion of $1,135,724 (June 30, 2017 -$1,044,933).

Note 9. Other Income

The Company’s other income details for the nine month periods ended March 31, 2018 and 2017 were as follows:

	Nine Month Period	Nine Month Period
	2018	2017
Re-imbursement of reclamation costs	$102,404	$278,293
Leasing of water rights to third party	5,403	5,306
Total	$107,807	$283,599

Note 10. Segmented Information:

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses and mineral property carrying values by material project for the nine month period ended March 31, 2018:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at March 31, 2018
Sleeper Gold Project	$573,497	$309,098	$25,674,658
Grassy Mountain Project	2,428,163	91,028	23,185,728
	$3,001,660	$400,126	$48,860,386

Expenses for the nine month period ended March 31, 2017 and mineral property carrying values as at June 30, 2017 by material project:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at June 30, 2017
Sleeper Gold Project	$440,681	$321,578	$25,674,658
Grassy Mountain Project	2,548,275	176,006	20,785,728
	$2,988,956	$497,584	$46,460,386

Note 11. Commitments and Contingencies:

Lease Commitments

During the nine month period ended March 31, 2018, the Company has office premises leases that expire at various dates until June 30, 2018.  The aggregate minimum rentals payable for these operating leases are as follows:

Year	Total Amount
2018	$4,600

During the nine month period ended March 31, 2018, $24,598 was recognized as rent expense in the statement of operations and comprehensive loss/income.

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

Overview

We are an emerging growth company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon.  We enhance the value of our projects by implementing exploration and engineering programs that have the goal to expand and upgrade known mineralized material to reserves.  The following discussion updates our outlook and plan of operations for the foreseeable future.  It also analyzes our financial condition and summarizes the results of our operations for the three and nine months ended March 31, 2018 and compares these results to the results of the prior year three and nine months ended March 31, 2017.

Operating Highlights:

During the nine months ended March 31, 2018, Paramount completed a 30 hole drill program at its Grassy Mountain Project in Oregon that it commenced in late 2016.  The drill program was designed with the primary objective of better defining the mineralized material for underground mining. Secondly, material was recovered in the drill program for additional metallurgical testing and geotechnical data required to optimize precious metal recovery processes and to determine the most efficient mining method.

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

In February, 2018, Paramount exercised its option to reduce the existing Net Smelter Royalty (“NSR”) from 6% down to 1.5% and to acquire all rights to the private land at Grassy Mountain Project for a total payment of $2.4 million.

In March 2018, Paramount received approval for four environmental baseline studies by the DOGAMI and the Department of Environmental Quality (“DEQ”).  These studies are required for the permitting of Paramount’s proposed gold mine at Grassy Mountain .

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

Grassy Mountain Project:

The Company is expected to complete a NI 43-101 PFS in the Company’s third quarter of the current fiscal year.  The PFS will consist of detailed analysis of all the key parameters involved in constructing and operating a mine including projected capital and operating costs, production levels and expected returns under different scenarios.  The Company will also submit its consolidated mining permit application with the State of Oregon in the second half of calendar 2018.

Comparison of Operating Results for the three and nine months ended December 31, 2018 and 2017

Results of Operations

We did not earn any revenue from mining operations for the three and nine months ended March 31, 2018 and 2017. During the nine month period ended March 31, 2018, we completed a 30 hole drill program that we commenced in late 2016 at Grassy Mountain.  We also initiated the drilling of deep monitoring wells at Grassy Mountain and we filed a POO with the BLM.  Other normal course of business activities included filing annual mining claim fees with the BLM, reclamation work at the Sleeper mine site and on-going reviews of its mining claims were completed.

Net Loss

Our net loss before income taxes for the three months ended March 31, 2018 was $1,658,748 compared to a net loss before income taxes of $1,424,462 in the previous year. The increase in net loss before income taxes of 16% is fully described below.

Our net loss before income taxes for the nine months ended March 31, 2018 was $4,560,357 compared to a loss before income taxes of $4,511,278 in the previous year.  The decrease in net loss before income taxes of 1% is fully described below.

The Company expects to incur losses for the foreseeable future as we continue with our planned exploration programs.

Expenses

Exploration and Land Holding Costs

For the three months ended March 31, 2018, exploration expenses were $1,047,587 compared to $1,133,141 in the prior year.  This represents a decrease of 8% or by $85,554.  During the three-month period ended March 31, 2018, the Company continued with activities related to the PFS which included design engineering, water management analysis and geotechnical evaluation.  Also included were expenses related to the permitting activities in the state of Oregon.    Total exploration expenses at the Grassy Mountain Project during the three-month period were $794,697.

For the three months ended March 31, 2018, land holding costs decreased by 46% or by $101,228 to $119,456 from the prior year.  The decrease was due to not incurring the annual lease payment for the private land at its Grassy Mountain project as the Company exercised its option to purchase the land as described above in Operating Highlights.

For the nine months ended March 31, 2018, exploration expenses were $3,001,660 compared to $2,988,956 in the prior year.  This represents an increase of $12,704 or by 0.43%.  During the nine month period, the Company continued with activities related to the

PFS which included design engineering, water management analysis and geotechnical evaluation. As indicated above, the previously announced drill program was completed at Grassy Mountain and drill core was sent to assay labs for analysis.  Also included were expenses related to the permitting activities in the state of Oregon.

For the nine months ended March 31, 2018, land holding costs decreased by 20% or by $97,458 from the prior year.  The decrease was due to not incurring the annual lease payment for the private land at its Grassy Mountain project as the Company exercised its option to purchase the land.

Salaries and Benefits

For the three months ended March 31, 2018, salary and benefits increased by 12% or by $24,095 to $230,884 from the prior year’s three months ended March 31, 2017.   Salary and benefits is comprised of cash and stock based compensation of the Company’s executive and corporate administration teams.  The increase primarily reflects stock based compensation recorded in the comparable prior period.  Included in the salary and benefits expense amount for the three months ended March 31, 2018 and 2017 was a non-cash stock based compensation of $16,052 and $30,221, respectively.

For the nine months ended March 31, 2018, salary and benefits decreased by $128,164 or by 20% to $516,800 from the prior nine months ended March 31, 2017.  The decrease primarily reflects stock based compensation recorded in the comparable prior year period.  Included in the salary and benefits expense amount for the nine months ended March 31, 2018 and 2017 was a non-cash stock based compensation of $16,052 and $60,862 respectively.

Professional Fees and General and Administration

For the three-month period ended March 31, 2018, professional fees were $21,787 compared to $34,326 in the prior year’s comparable period.  This represents a decrease of 37% or $12,539.  In the prior year’s comparable period the Company incurred one-time legal, accounting and tax advisory fees related to its integration of its acquisition of Calico.

For the three-month period ended March 31, 2018, general and administration expenses increased by 120% to $154,514 from $70,344 in the prior year comparable period.  This increase was a result of higher travel, marketing costs and general and administration costs incurred by the Company.  The increase also includes a regulatory expense not incurred in the prior year period.

For the nine month period ended March 31, 2018, professional fees were $57,110 compared to $134,187 in the prior year’s comparable period.  This represents a decrease of 57% or $77,077.  In the prior year’s comparable period the Company incurred one-time legal, accounting and tax advisory fees related to its integration of its acquisition of Calico.

For the nine month period ended March 31, 2018, general and administration expenses increased by 24% to $418,395 from $338,459 in the prior year comparable period.  This increase was a result of higher travel, marketing costs and general and administration costs incurred by the Company.  The increase also includes a regulatory expense not incurred in the prior year period.

Liquidity and Capital Resources

As an exploration and development company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand.  At March 31, 2018, we had cash and cash equivalents of $1,414,285 compared to $1,911,170 as at June 30, 2017.  During the three months ended December 31, 2017, the Company closed a public offering of 3,520,000 shares of common stock and closed a private placement of 1,775,000 shares of common stock both at a price of $1.40 for aggregate gross proceeds of $7.4 million.

The main uses of cash were comprised of the following material amounts:

•

Cash used in operating activities which included general and administration expenses, land holding costs, exploration programs at our Grassy Mountain and Sleeper Gold Projects and reclamation activities of $4,921,771

•	Cash used in investing activities in which the Company exercised its option to purchase the private land at its Grassy Mountain Project of $2,400,000

We anticipate our operating expenditures for the remainder of the fiscal year ending June 30, 2018 to be as follows:

•	$0.4 million on corporate administration expenses (expenses include executive management and employee salaries, legal, audit, marketing and other general and administrative expenses)

•	$0.04 million on the Sleeper Gold Project (expenses include reclamation costs, employee salary and benefits)

•

$0.5 million on the Grassy Mountain Project (expenses include consulting fees, land holding costs and general and administration expenses, PFS expenses which include mineralized material modelling, economic analysis, environmental impact statement preparation, mine design, process design and other mine permitting activities)

Our anticipated expenditures will be funded by our cash on hand and by further capital resources.    Historically, we and other similar exploration and development public companies have accessed capital through equity financing arrangements.  If, however we are unable to obtain additional capital or financing, our exploration and development activities will be significantly adversely affected.

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

For stock option grants that have no market conditions that affect vesting, the Company uses the Black-Scholes option valuation model to value stock options granted. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates which are subjective and may not be representative of actual results. Changes in assumptions can materially affect estimates of fair values. There were no options issued in the three and nine month periods ended March 31, 2018.

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

Company Name

Date: May 10, 2018	By:	/s/ Glen Van Treek
Glen Van Treek
President and Chief Executive Officer

Date: May 10, 2018	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer