Form 10-K
period 2018-06-30
Paramount Gold Nevada Corp.
filed 2018-09-11
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of December 29, 2017, the last business day of the registrant’s most recently completed second quarter, the last sale price on the NYSE American LLC of the Common Stock was $1.30, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $21.5 million.

The number of shares of Registrant’s Common Stock outstanding as of September 7, 2018 was 25,474,954.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders (the “2018 Proxy Statement”) are incorporated by reference into Part III of this Report where indicated.  The 2018 Proxy Statement will be filed with the U.S. Securities Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Annual Payments made to federal and other state agencies to maintain claims:

Property	Number of Claims	Federal payments to Bureau of Land Management	Payment to Local County	Total Annual Payment to Maintain Claims
Sleeper Gold Project and Other Nevada Claims	2,358	$374,635	$28,806	$403,441
Grassy Mountain Project	442	$72,540	$2,553	$75,093
Total Annual Payment to Maintain Mining Claims				$478,534

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

We expect that our annual obligations to satisfy reclamation requirements to be approximately $556,129 for the next five years. Annual outlays are reimbursed by the existing reclamation bond and reimbursements are expected to approximate the actual outlays. In August 2016, the Company’s mine closure plan was determined to be sufficient by the BLM.

EMPLOYEES

As of June 30, 2018, we employed seven full-time employees and two consultants.

FACILITIES

Our principal office is located at 665 Anderson Street, Winnemucca, Nevada, 89445.

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

No revenue generated from operations.

We have not generated any revenues from operations. Our net loss for the fiscal year ended June 30, 2018 totaled $6,068,154. We have incurred losses in the past and we will likely continue to incur losses in the future. Even if our drilling programs identify gold, silver or other mineral reserves, there can be no assurance that we will be able to commercially exploit these resources, generate any revenues or generate sufficient revenues to operate profitably.

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

Assuming no adverse developments outside of the ordinary course of business, our exploration budget will be approximately $4.0 million for the next twelve months. Exploration will be funded by our available cash reserves and future issuances of common stock, warrants or units. Our exploration program may vary significantly from what we have budgeted depending upon the results we achieve. Even if we identify mineral reserves which have the potential to be commercially developed, we will not generate revenues until such time as we undertake mining operations. Mining operations will involve a significant capital infusion. Mining costs are speculative and dependent on a number of factors including mining depth, terrain and necessary equipment. We do not believe that we will have sufficient funds to implement mining operations without additional capital raises of debt and or equity or without a joint venture partner, of which there can be no assurance.

Our continuing reclamation obligations at our properties could require significant additional expenditures.

We are responsible for the reclamation obligations related to disturbances located on all of our properties, including the Sleeper Gold Project. We have posted a bond in the amount of the estimated reclamation obligation at the Sleeper Gold Project. Every three years, we are required to submit a mine closure plan to the BLM for the Sleeper Gold Project. Based on a review by the BLM of our mine closure plan that Paramount submitted in June 2016, the BLM determined that our existing bond was sufficient. There is a risk that any cash bond, even if increased based on the analysis and work performed to update the reclamation obligations, could be inadequate to cover the actual costs of reclamation when carried out. The satisfaction of bonding requirements and continuing reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional bonding requirements, and further, that the regulatory authorities may increase reclamation and bonding requirements to such a degree that it would not be commercially reasonable to continue exploration activities, which may adversely affect our results of operations, financial performance and cash flows.

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

The following map illustrates the general location of the Sleeper Gold Project and the associated mining claims:

Property Agreements and Royalty Obligations:

The Snyder Syndicate, a private company, holds a 1% Net Smelter Returns royalty on the 1,044 Sleeper Gold Mine Claims in a mining scenario. The following map illustrates the claims subject to the royalty:

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

In August 2014, PGSC dropped a total of 212 mining claims from the Dunes and Mimi areas of the Sleeper Gold Project. These claims no longer had any geological value to the Company.

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
Property Explanation
Unpatented Claims
Millsite Claims
Patented Claims
Fee - surface minerals
Fee - minerals, BLM surface

Sherry and Yates Inc.

Prior to 2018, Calico had an annual lease agreement in place with Sherry & Yates Inc.  Under the agreement Calico was required to make annual advance royalty payments at a rate of $100,000 per year.  In a mining production scenario, the agreement provided for a production royalty payments based on the price of gold.  In February 2018, Paramount exercised its option to reduce the existing Net Smelter Royalty from 6% down to 1.5% and acquired all the rights to the unpatented and patented mining claims subject to the agreement at the Grassy Mountain Project for a total payment of $2.4 million.

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

The Tombstone Era

In January 1998, Atlas granted Tombstone Exploration Company Ltd (“Tombstone”) the option to purchase 100% of the property. Tombstone executed the option agreement and conducted an exploration program which included eight reverse circulation and two core holes totalling roughly 8,072 feet.

Prior to finalizing their agreement with Atlas, Tombstone completed an extensive review of previous work at the property and commissioned an economic study of alternative development scenarios. Relying heavily on Newmont’s gradient array surveys to define the drill targets. Lack of capital resources forced Tombstone to return the property to Atlas in May 1998.

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

Paramount Era

In November, 2016, Paramount received approval from the Oregon Department of Geology and Mineral Industries (“DOGAMI”) under Division 37 guidelines to commence its 30 hole drill program at its 100%-owned Grassy Mountain Gold Project in Eastern Oregon.  The drill program is a key component of its NI 43-101 Pre-Feasibility Study (“PFS”) that the Company began in August.  Drilling was commenced in late November and was completed in the Company’s fourth quarter.

In May 2018, we released the results of a new PFS for our Grassy Mountain Project in Oregon. The PFS was completed by Mine Development Associates (“MDA”) of Reno Nevada.  MDA concluded the extraction of the estimated mineralized material will be accessed via a proposed underground mine that will be accessed via one decline and a system of internal ramps.  The mine design is based on a production rate of 1,300 to 1,400 tons per day over four days per week, with two shifts per day, to provide sufficient material to feed the 750 tons per day to the mill on a seven day per week basis.

The mineralization is considered to be amenable to a combination of gravity concentration and cyanide leaching.  The recovery plan will be a conventional CIL type and will produce gold doré bars to be sold to gold refiners.

This mining scenario results in an average annual production of 47,000 ounces of gold and 50,000 ounces of silver for seven years. The metal prices used for the economic analysis includes $1,300 per ounce of gold sold and $16.75 per ounce of silver sold.  The life of mine average cash operating are estimated to be $528 per gold ounce including silver revenues as credit produced and the total life of mine capital requirements are estimated to be $110 Million.

This PFS should not be considered to be a feasibility study, as the economics and technical viability of the Grassy Mountain Project have not been demonstrated at this time. Therefore, there can be no certainty that the estimates contained in the PFS will be realized.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our common stock began trading on the NYSE American LLC under the symbol “PZG” on April 20, 2015.  Prior to that time, there was no public market for our stock.  The following table sets forth for the indicated periods the high and low intra-day sales prices per share for our common stock on the NYSE American LLC for the two most recent years.

	High	Low
Year Ended June 30, 2018
First Quarter	$1.80	1.38
Second Quarter	1.64	1.16
Third Quarter	1.44	1.18
Fourth Quarter	1.64	1.21
Year Ended June 30, 2017
First Quarter	$2.79	1.65
Second Quarter	2.08	1.54
Third Quarter	2.09	1.60
Fourth Quarter	1.80	1.51

HOLDERS

As of September 7, 2018, there were 174 registered shareholders of our common stock.

DIVIDENDS

We currently do not anticipate paying cash dividends for the foreseeable future.

RECENT SALE OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

On October 7, 2017, Paramount issued 1,775,000 shares of its common stock in a brokered private placement with accredited investors at a price of $1.40 per share, for gross proceeds of $2.5 million.

On June 25, 2018, the Company entered into definitive agreements with accredited investors to issue common stock and warrants in a private transaction (the “Transaction”).  Under the terms of the Transaction, Paramount has sold an aggregate of 2,400,000 units at $1.25 per unit for aggregate proceeds of $3,000,000.  Each unit consists of one share of common stock and one warrant to purchase one-half of a share of common stock.  Each warrant will have a two-year term and will be exercisable at the following exercise prices: in the first year at $1.30 per share and in the second year at $1.50 per share.  The Transaction closed on July 6, 2018.  There were no commissions or underwriting fees paid in connection with the Transaction.

EQUITY COMPENSATION PLAN

Set out below is information as of June 30, 2018 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance under our Equity Incentive Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price per share of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,568,995	$1.50	—
Equity compensation plans not approved by security holders	—	$—	—
TOTAL	1,568,995		—

Item 6. Selected Financial Data.

Not applicable as a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are an emerging growth company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon.  We enhance the value of our projects by implementing exploration and engineering programs that are likely to expand and upgrade known mineralized material to reserves.  The following discussion updates our outlook and plan of operations for the foreseeable future.  It also analyzes our financial condition and summarizes the results of our operations for the years ended June 30, 2018 and 2017 and compares each year’s results to the results of the prior year.

Operating Highlights:

In July 2017, Paramount completed a 30 hole drill program at its Grassy Mountain Project in Oregon that it commenced in late 2016.  The drill program was designed with the primary objective of better defining the mineralized material for underground mining. Secondly, material was recovered in the drill program for additional metallurgical testing and geotechnical data required to optimize precious metal recovery processes and to determine the most efficient mining method.

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

In March 2018, Paramount received approval for four environmental baseline studies by the DOGAMI and the Department of Environmental Quality (“DEQ”).  These studies are required for the permitting of Paramount’s proposed gold mine at Grassy Mountain.

In May 2018, we released the results of a new PFS for our Grassy Mountain Project in Oregon. The PFS was completed by Mine Development Associates (“MDA”) of Reno Nevada.  MDA concluded the extraction of the estimated mineralized material will be accessed via a proposed underground mine that will be accessed via one decline and a system of internal ramps.  The mine design is based on a production rate of 1,300 to 1,400 tons per day over four days per week, with two shifts per day, to provide sufficient material to feed the 750 tons per day to the mill on a seven day per week basis.

The mineralization is considered to be amenable to a combination of gravity concentration and cyanide leaching.  The recovery plan will be a conventional CIL type and will produce gold doré bars to be sold to gold refiners.  This mining scenario results in an average annual production of 47,000 ounces of gold and 50,000 ounces of silver for seven years. The metal prices used for the economic analysis includes $1,300 per ounce of gold sold and $16.75 per ounce of silver sold.  The life of mine average cash operating are estimated to be $528 per gold ounce including silver revenues as credit produced and the total life of mine capital requirements are estimated to be $110 Million.

This PFS should not be considered to be a feasibility study, as the economics and technical viability of the Grassy Mountain Project have not been demonstrated at this time. Therefore, there can be no certainty that the estimates contained in the PFS will be realized

On June 25, 2018, the Company entered into definitive agreements with accredited investors to issue common stock and warrants in a private transaction (the “Transaction”).  Under the terms of the Transaction, Paramount has sold an aggregate of 2,400,000 units at $1.25 per unit for aggregate proceeds of $3,000,000.  Each unit consists of one share of common stock and one warrant to purchase one-half of a share of common stock.  Each warrant will have a two-year term and will be exercisable at the following exercise prices: in the first year at $1.30 per share and in the second year at $1.50 per share.  The Transaction closed on July 6, 2018.

Outlook and Plan of Operation:

We believe that investors will gain a better understanding of our company if they understand how we measure and talk about our results.  As an exploration and development company, we recognized the importance managing our liquidity and capital resources.  We pay close attention to non-discretionary cash expenses and look for ways to minimize them when possible.  We ensure we have sufficient cash on hand to meet our annual land holding costs as the maintenance of mining claims and leases are essential to preserve the value of our mineral property assets.

For the upcoming fiscal year, we intend to undertake the following:

Sleeper Gold Project:

The Company is expected to focus its efforts on its reclamation and claim management activities for the fiscal year ending June 30, 2019.  For these activities, the Company has budgeted approximately $0.7 million. Of this budgeted amount approximately $0.41 million has been allocated for claim maintenance and the remaining amount of $0.29 to other general and administration expenses.  All reclamation expenses are reimbursed by an in place insurance program.

Grassy Mountain Project:

Paramount expects to submit a consolidated mining permit with the State of Oregon.   In order submit the application, the Company will be required to receive the approval of additional baseline studies from the permitting agencies and complete additional detailed analysis to satisfy the permit application requirements.  In addition to its permitting activities, the Company will implement an exploration program on selective targets on the Grassy Mountain land package and will seek proposals to complete a feasibility study on the proposed mining operation.

The Company has estimated costs of approximately $4 million for these activities for the fiscal year ending June 30, 2019.

Comparison of Operating Results for the year ended June 30, 2018 as compared to June 30, 2017

Results of Operations

We did not earn any revenue from mining operations for the years ended June 30, 2018 and 2017. During the year ended June 30, 2018, we completed various activities and milestones as described above in operating highlights.  Other normal course of business activities included filing annual mining claim fees with the BLM, reclamation work at the Sleeper mine site and on-going reviews of its mining claims were completed.

Net Loss

Our net loss for the year ended June 30, 2018 was $6,068,154 compared to a net loss of $4,339,602 in the previous year. The increase of approximately 40% is fully described below.  We will continue to incur losses for the foreseeable future as we continue with our planned exploration programs.

Expenses

Exploration and Land Holding Costs

For the year ended June 30, 2018, exploration expenses were $4,222,612 compared to $5,373,699 in the prior year.  This represents an decrease of 21% or $1,151,087.  In the current fiscal year, the Company completed activities related to the PFS on Grassy Mountain. Total exploration expenses at Grassy Mountain during the year were $3,461,316.  The Company expects that our discretionary exploration expenses in the next fiscal year to remain stable as we undertake exploration drilling at the Grassy Mountain project and proceed with permitting activities at Grassy Mountain. For the year ended June 30, 2018, land holding costs decreased by 18% or by $116,349 from the prior year to $519,582.  The decrease was due to not incurring the annual lease payment for the private land at its Grassy Mountain project as the Company exercised its option to purchase the land as described above in Operating Highlights.

Salaries and Benefits

For the year ended June 30, 2018, salary and benefits decreased by 21% or by $174,111 from the prior year to $657,070.   Salary and benefits is comprised of cash and stock based compensation of the Company’s executive and corporate administration teams.  The decrease reflects a reduction of stock based compensation from the comparable prior year period.  Included in the salary and benefits expense amount for the year ended June 30, 2018 and 2017 was a non-cash stock based compensation of $19,353 and $132,845, respectively.

Professional Fees and General and Administration

For the year ended June 30, 2018, professional fees were $113,783 compared to $199,013 in the prior year.  This represents a decrease of 43% or $85,230. In the prior year’s comparable period the Company incurred one-time legal, accounting and tax advisory fees related to its integration of its acquisition of Calico.

For the year ended June 30, 2018, general and administration expenses increase by 3% to $523,890 from $507,038 in the prior year.  The increase reflects additional general and administration expenses, increased compliance costs and increased travel and marketing expenses from the prior year.

Liquidity and Capital Resources

As an exploration and development company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand.  At June 30, 2018, we had cash and cash equivalents of $297,389 compared to $1,911,170 as at June 30, 2017. During the three months ended December 31, 2017, the Company closed a public offering of 3,520,000 shares of common stock and closed a private placement of 1,775,000 shares of common stock both at a price of $1.40 for aggregate gross proceeds of $7.4 million.

The main uses of cash  were comprised of the following material amounts:

•	Cash used to fund our operations which included general and administration expenses, land holding costs, exploration programs at our Grassy Mountain of $5,840,679; and

•	Cash used in investing activities in which the Company exercised its option to purchase the private land at its Grassy Mountain Project of $2,400,000.

 Subsequent to the year-ended June 30, 2018, we closed a private placement and issued 2,400,000 units at $1.25 per unit for aggregate proceeds of $3.0 million.

We anticipate our twelve month cash expenditures for our fiscal year ending June 30, 2019 to be as follows:

•	$2.0 million on corporate administration expenses (expenses include executive management and employee salaries, legal, audit, marketing and other general and administrative expenses)
•	$0.70 million on the Sleeper Gold Project (expenses include reclamation costs, employee salary and benefits, and land holding costs)
•

$4.0 million on the Grassy Mountain Project (expenses include consulting fees, land holding costs and general and administration expenses, environmental impact statement preparation, State of Oregon permit application and evaluation activities)

In order for us to complete our anticipated cash-budget, the company will require further capital resources.   Historically, we and other similar exploration and development public companies have accessed capital through equity financing arrangements.  If, however we are unable to obtain additional capital or financing, our exploration and development activities will be significantly adversely affected.

Contractual Obligations

The following table summarizes our obligations and commitments as of June 30, 2018 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5years
Accounts Payable & Accrued Liabilities	$927,962	$927,962	—	—	—
Asset Retirement Obligations	1,072,551	101,593	210,308	54,034	706,616
Total	$2,000,513	$1,029,555	$210,308	$54,034	$706,616

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

Exploration expenses

We record exploration expenses as incurred. When we determine that precious metal resource deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration expenses related to such reserves incurred after such a determination will be capitalized. To date, we have not established any proven or probable reserves and will continue to expense exploration costs as incurred.

Asset Retirement Obligation

The fair value of the Company’s asset retirement obligation (“ARO”) is measured by discounting the expected cash flows using a discount factor that reflects the credit-adjusted risk free rate of interest, while taking into account the inflation rate.  The Company prepares estimates of the timing and amounts of expected cash flows and ongoing reclamation expenditures are charged against the ARO as incurred to the extent they relate to the ARO.  Significant judgments and estimates are made when estimating the fair value of AROs.

Stock Based Compensation

For stock option grants with market conditions that affect vesting, the Company uses a lattice approach incorporating a Monte Carlo simulation to value stock options granted.

For stock option grants that have no market conditions that affect vesting, the Company uses the Black-Scholes option valuation model to value stock options granted. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates which are subjective and may not be representative of actual results. Changes in assumptions can materially affect estimates of fair values. For purposes of the calculation, the following assumptions were used for the fiscal years ended June 30, 2018 and 2017:

	2018	2017
WA Risk free interest rate	2.54%	1.26%
WA Expected dividend yield	0%	0%
WA Expected stock price volatility	67.16%	70.26%
WA Expected life of options	5 years	5 years

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework. Based on this assessment, our management concluded that, as of June 30, 2018, our internal control over financial reporting is effective based on those criteria.

Because we are an emerging growth company under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the year ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in the Company’s 2018 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2018 (the “2018 Proxy Statement”) and is hereby incorporated by reference thereto.

Item 11. Executive Compensation.

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2018 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2018 and is hereby incorporated by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2018 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2018 and is hereby incorporated by reference thereto.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2018 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2018 and is hereby incorporated by reference thereto.

Item 14. Principal Accounting Fees and Services.

The information required by Item 9(e) of Schedule 14A will be filed in the Company’s 2018 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended June 30, 2018 and is hereby incorporated by reference thereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following report and financial statements are filed together with this Annual Report:
(1)	Audited Consolidated Financial Statements of Paramount Gold Nevada Corp.

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2018 and 2017

Consolidated Statements of Operations for the years ended June 30, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended June 30, 2018 and 2017

Consolidated Statements of Stockholders’s Equity for the years ended June 30, 2018 and 2017

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

3.1	Certificate of Amended and Restated Articles of Incorporation.[2]
3.2	Amended and Restated Bylaws.[2]
4.1	Form of Warrant (Incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K of the Company filed on February 9, 2017)
4.2	Form of Warrant (Incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K of the Company filed on June 29, 2018)
10.1	2015 Stock Incentive and Equity Compensation Plan.[2]
10.2	2016 Stock Incentive and Equity Compensation Plan (Incorporated herein by reference to Exhibit 1 to Definitive Proxy Statement on Schedule 14A of the Company filed on October 28, 2016)
10.3	Form of Stock Subscription Agreement between Coeur Mining, Inc. and the Registrant.[3]
10.4	Employment Agreement dated October 26, 2015 between Company and Glen Van Treek (Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company filed on October 26, 2015)
10.5	Employment Agreement dated October 26, 2015 between Company and Carlo Buffone (Incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K of the Company filed on October 26, 2015)
10.6	Amended Employment Agreement Glen Van Treek dated August 10, 2016 (Incorporated herein by reference to exhibit 10.1 to Current Report on Form 8-K of the Company filed on August 12, 2016)
10.7	Amended Employment Agreement Carlo Buffone dated August 10, 2016 (Incorporated herein by reference to exhibit 10.2 to Current Report on Form 8-K of the Company filed on August 12, 2016)
10.8	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company filed on February 9, 2017)
10.9	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company filed on June 29, 2018)
21.1*	List of subsidiaries.
23.1*	Consent of MNP LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
[1]	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed on February 23, 2015.
[2]	Incorporated by reference to the exhibit filed in the Registrant’s Form 10-Q filed on May 22, 2015.
[3]	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed on April 2, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: September 11, 2018	By:	/s/ Glen Van Treek
Glen Van Treek
(Director, CEO and President)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Glen Van Treek	Director and President (Principal Executive Officer)	September 11, 2018
Glen Van Treek

/s/ Carlo Buffone	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 11, 2018
Carlo Buffone

/s/ John Seaberg	Director	September 11, 2018
John Seaberg

/s/ Rudi Fronk	Director	September 11, 2018
Rudi Fronk

/s/ David Smith	Director	September 11, 2018
David Smith

/s/ John Carden	Director	September 11, 2018
John Carden

/s/ Eliseo Gonzalez-Urien	Director	September 11, 2018
Eiseo Gonzalez-Urien

/s/ Christopher Reynolds	Director	September 11, 2018
Christopher Reynolds

/s/ Pierre Pelletier	Director	September 11, 2018
Pierre Pelletier

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Paramount Gold Nevada Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paramount Gold Nevada Corp. (the Company) as of June 30, 2018 and 2017 and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two year period ended June 30, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2015.

Vancouver, BC, Canada

September 11, 2018

PARAMOUNT GOLD NEVADA CORP.

Consolidated Balance Sheets

as of June 30, 2018 and 2017

	As at June 30,	As at June 30,
	2018	2017
Assets
Current Assets
Cash and cash equivalents	$297,389	$1,911,170
Prepaid and deposits	244,125	213,608
Accounts receivable	—	15,804
Other assets	16,292	—
Total Current Assets	557,806	2,140,582
Non-Current Assets
Mineral Properties (Note 7)	48,860,386	46,460,386
Property and equipment	8,927	12,659
Reclamation bond (Note 8)	1,769,501	2,086,562
Total Non-Current Assets	50,638,814	48,559,607
Total Assets	$51,196,620	$50,700,189
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$927,962	$873,127
Reclamation and environmental obligation, current portion (Note 8)	101,593	216,101
Total Current Liabilities	1,029,555	1,089,228
Non-Current Liabilities
Reclamation and environmental obligation, non-current portion (Note 8)	970,958	1,044,933
Total Liabilities	2,000,513	2,134,161
Stockholders' Equity
Common stock, par value $0.01, 50,000,000 authorized shares, 23,074,954 issued and outstanding at June 30, 2018 and 17,779,954 issued and outstanding at June 30, 2017	230,750	177,800
Additional paid in capital	90,695,497	84,050,214
Deficit	(41,730,140)	(35,661,986)
Total Stockholders' Equity	49,196,107	48,566,028
Total Liabilities and Stockholders' Equity	$51,196,620	$50,700,189

The accompanying notes are an integral part of these consolidated financial statements.

Subsequent Events: Note 14

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Operations and Comprehensive Loss

for the Years ended June 30, 2018 and 2017

	For the Year Ended June 30, 2018	For the Year Ended June 30, 2017
Revenue
Other income (Note 9)	$344,632	$280,671
Total Revenue	344,632	280,671
Expenses
Exploration	4,222,612	5,373,699
Land holding costs	519,582	635,931
Professional fees	113,783	199,013
Salaries and benefits	657,070	831,181
Directors compensation	120,123	159,161
General and administrative	523,890	507,038
Insurance	117,824	144,572
Depreciation	3,732	4,764
Accretion (Note 8)	150,736	137,288
Total Expenses	6,429,352	7,992,647
Net Loss before other items	6,084,720	7,711,976
Other items
Interest income	(22,176)	(14,727)
Interest and service charges	5,610	2,404
Gain on sale of Mineral Property (Note 7)	—	(100,000)
Non recurring rebates	—	(44,633)
Net Loss before tax	6,068,154	7,555,020
Deferred tax recovery (Note 3)	—	(3,215,418)
Net Loss and Comprehensive Loss	6,068,154	4,339,602
Loss per Common share
Basic	$0.28	$0.27
Diluted	$0.28	$0.27
Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	21,566,242	16,331,165
Diluted	21,566,242	16,331,165

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Stockholders’ Equity

for the Years ended June 30, 2018 and 2017

	Shares	Common Stock	Additional Paid-In Capital	Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at June 30, 2016	8,518,791	$85,188	$65,143,383	$(31,322,384)	$—	$33,906,187
Stock based compensation	—	—	243,421	—	—	243,421
Capital issued for acquisition (Note 3)	7,171,163	71,712	15,131,154	—	—	15,202,866
Capital issued for financing (Note 6)	2,090,000	20,900	3,532,256	—	—	3,553,156
Net loss	—	—	—	(4,339,602)	—	(4,339,602)
Balance at June 30, 2017	17,779,954	$177,800	$84,050,214	$(35,661,986)	$—	$48,566,028
Stock based compensation	—	—	71,335	—	—	71,335
Capital issued for financing (Note 6)	5,295,000	52,950	6,573,948	—	—	6,626,898
Net loss	—	—	—	(6,068,154)	—	(6,068,154)
Balance at June 30, 2018	23,074,954	$230,750	$90,695,497	$(41,730,140)	$—	$49,196,107

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Cash Flows

for the Years ended June 30, 2018 and 2017

	For the Year Ended June 30, 2018	For the Year Ended June 30, 2017
Net Loss	$(6,068,154)	$(4,339,602)
Adjustment for:
Depreciation	3,732	4,764
Stock based compensation	71,335	243,421
Accretion expense (Note 8)	150,736	137,288
Change in reclamation	(22,158)	(14,724)
Insurance expense	—	24,517
Deferred tax recovery	—	(3,215,418)
(Increase) decrease in accounts receivable	15,804	(15,804)
(Increase) decrease in other assets	(16,292)	—
(Increase) decrease in prepaid expenses	(30,517)	(38,225)
Increase (decrease) in accounts payable and accrued liabilities	54,835	697,326
Cash used in operating activities	(5,840,679)	(6,516,457)
Acquisition of Calico	—	(1,006,964)
Purchase of mineral properties	(2,400,000)	—
Cash acquired in Calico transaction	—	4,363
Purchase of equipment	—	(2,527)
Cash used in investing activities	(2,400,000)	(1,005,128)
Capital issued for financing (Note 6)	6,626,898	3,558,497
Cash provided by financing activities	6,626,898	3,558,497

Change in cash during year	(1,613,781)	(3,963,088)
Cash at beginning of year	1,911,170	5,874,258
Cash at end of year	$297,389	$1,911,170

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

Basis of Presentation and Preparation

The consolidated financial statements are prepared by management in accordance with U.S. generally accepted accounting principles (‘U.S. GAAP”.)  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable.  The Company maintains cash in accounts which may, at times, exceed federally insured limits.  At June 30, 2018, there were no balances that were in excess of federally insured limits.  We deposit our cash with financial institutions which we believe have sufficient credit quality to minimize the risk of loss.

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

For the years ended June 30, 2018 and 2017, the shares of common stock equivalents related to outstanding stock options have not been included in the diluted per share calculation as they are anti-dilutive as the Company has recorded a net loss from continuing operations for each year.

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

Note 2. Recent Accounting Guidance

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230),” which provides guidance on presentation and classification of certain cash receipts and payments in the statement of cash flows. These changes become effective for the Company's fiscal year beginning July 1, 2018 and is not expected to impact the Company's consolidated cash flows disclosures.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash,” which will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. These changes become effective for the Company's fiscal year beginning July 1, 2018 and is not expected to impact the Company's consolidated financial position, results of operations, and cash flows.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business,” which clarifies the definition of a business to assist entities in the evaluation of acquisitions and disposals of assets or businesses. These changes become effective for the Company’s fiscal year beginning July 1, 2018 and is not expected to impact the Company’s consolidated financial position, results of operations, and cash flows.

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

Pursuant to the acquisition of Calico, the Company recorded a deferred tax liability of $3,215,418.  Subsequent to the acquisition, the Company determined that it would be able to utilize the benefit of its tax operating loss carryforwards and adjusted its valuation allowance to recognize the benefit of these previously unrecognized deferred tax assets and offset the deferred tax liability.  Accordingly, the Company recognized a deferred tax recovery of $3,215,418 on the Consolidated Statement of Operations and Comprehensive Loss for the year ended June 30, 2017.

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

		Fair Value at June 30, 2018			June 30, 2017
Assets	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$297,389	297,389	—	—	$1,911,170

The Company’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash and cash equivalents that are valued based on quoted market prices in active markets are primarily comprised of commercial paper, short-term certificates of deposit and U.S. Treasury securities.

Note 5. Non-Cash Transactions

During the year ended June 30, 2018, the Company did not enter into any non-cash activities.

During the year ended June 30, 2017, the Company issued 7,171,163 shares of its common stock with a value of $15,202,866 for the acquisition of Calico Resources Corp.

Note 6. Capital Stock

Authorized Capital

Authorized capital stock consists of 50,000,000 common shares with par value of $0.01 per common share (2017- 50,000,000 common shares with par value $0.01 per common share).

During the year-ended June 30, 2018, the Company issued 5,295,000 shares of its common stock.  The issuance was a result of a public offering of 3,520,000 shares of common stock for gross proceeds of $4.9 million and of a private placement of 1,775,000 shares of common stock for gross proceeds of $2.5 million.  Share issuance costs were $0.79 million for net proceeds of $6.6 million.

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

At June 30, 2018 there were 23,074,954 common shares issued and outstanding (June 30, 2017 - 17,779,954 common shares).

Warrants

A summary of warrant activity as of June 30, 2018, and changes during year ended is presented below:

	Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at July 1, 2017	1,045,000	$2.13	1.67	—
Issued	—	—	—	—
Outstanding at June 30, 2018	1,045,000	$2.13	.67	—

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

The fair value of option awards that have market conditions are estimated on the date of grant using a Monte-Carlo Simulation valuation model.  The award’s grant date fair value is determined by taking the average of the grant date fair values under each of many Monte Carlo trials.  The key assumptions used in the simulations were as follows:

	2018	2017
Weighted average risk-free interest rate	0.00%	1.26%
Weighted-average volatility	0.00%	70.26%
Weighted average fair value	$—	$1.22

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

	2018	2017
Weighted average risk-free interest rate	2.54%	1.26%
Weighted-average volatility	67.16%	70.26%
Expected dividends	0.00	0.00
Weighted average expected term (years)	5	5
Weighted average fair value	$0.78	$1.23

A summary of option activity under the Stock Incentive and Compensation Plan  as of June 30, 2018, and changes during the year then ended is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at July 1, 2017	1,045,000	$1.54	3.02
Granted	523,995	1.37
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2018	1,568,995	$1.50	2.86	$—
Exercisable at June 30, 2018	1,011,666	$1.54	1.95	$—

A summary of the status of Paramount’s non-vested shares as of June 30, 2018 and changes during the year ended June 30, 2018 is presented below.

Nonvested Options	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at July 1, 2017	33,334	$1.23
Granted	523,995	0.78
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2018	557,329	$0.79

As of June 30, 2018, there was $330,071 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the employee share option plan. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the years ended June 30, 2018 and 2017, was $nil and $6,800, respectively.

Note 7. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	June 30, 2018	June 30, 2017
Sleeper	$25,674,658	$25,674,658
Grassy Mountain	23,185,728	20,785,728
	$48,860,386	$46,460,386

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

During the year ended June 30, 2018, Paramount exercised its option to reduce the existing Net Smelter Royalty (“NSR”) from 6% down to 1.5% and to acquire all rights to the private land at Grassy Mountain Project in Oregon for a total payment of $2.4 million.

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

As a part of its insurance program, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account at June 30, 2018 is $1,769,501 (June 30, 2017 - $2,086,562).

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

The current undiscounted estimate of the reclamation costs for existing disturbances at the Sleeper Gold Project is $3,835,050 as required by U.S Bureau of Land Management and the Nevada Department of Environmental Protection. Assumptions used to compute the asset retirement obligations for the year ended June 30, 2018 for the Sleeper Gold Project included a credit adjusted risk free rate and inflation rate of 9.76% (2016 – 9.76%) and 2.0% (2016 – 2.0%), respectively. Expenses are expected to be incurred between the years 2018 and 2056.

Changes to the Company’s asset retirement obligations for the year ended June 30, 2018 are as follows:

	June 30, 2018	June 30, 2017
Balance at beginning of year	$1,261,034	$1,402,039
Accretion expense	150,736	137,288
Payments	(339,219)	(278,293)
Change in estimate of existing obligation	—	—
Balance at end of year	$1,072,551	$1,261,034

The balance of the asset retirement obligation of $1,072,551 (2017 - $1,261,034) is comprised of a current portion of $101,593 (2017 - $216,101) and a non-current portion of $970,958 (2016 - $1,044,933).

Note 9. Other Income

The Company’s other income details were as follows:

	Year Ended	Year Ended
	2018	2017
Re-imbursement of reclamation costs	$339,219	$275,365
Leasing of water rights to third party	5,413	5,306
Total	$344,632	$280,671

Note 10. Segmented Information

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses and mineral property carrying values by material project for the year ended June 30, 2018:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at June 30, 2018
Sleeper Gold Project	$761,296	$409,837	$25,674,658
Grassy Mountain Project	3,461,316	109,745	23,185,728
	$4,222,612	$519,582	$48,860,386

Expenses and mineral property carrying values by material project for the year ended June 30, 2017:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at June 30, 2017
Sleeper Gold Project	$557,631	$423,876	$25,674,658
Grassy Mountain Project	4,816,068	212,055	20,785,728
	$5,373,699	$635,931	$46,460,386

Note 11. Income Taxes

At June 30, 2018, the Company has net operating loss carry forwards of $38,295,657 (2017 - $33,896,156) expiring between the years 2029 and 2037 which are available to reduce future taxable income. The tax effects of the significant components within the Company’s deferred tax asset (liability) at June 30, 2018 and 2017 are as follows:

United States	2018	2017
Mineral properties	$166,476	$(248,008)
Asset retirement obligation	225,236	428,572
Stock options	264,898	404,628
Net operating losses	8,042,088	9,826,149
	$8,698,698	$10,411,341
Valuation allowance	(8,698,698)	(10,411,341)
Net deferred tax asset	$—	—

The income tax recovery differs from the amounts computed by applying statutory tax to pre-tax losses as a result of the following:

	2018	2017
Income (Loss) before taxes	$(6,068,154)	$(7,555,020)
US Statutory tax rate	21.00%	34.00%
Expected income tax (recovery)	(1,274,312)	(2,568,707)
Non-deductible items	78	171
Change in estimates	(1,609,037)	(1,866,223)
Change in tax rates	4,596,096	—
Change in valuation allowance	(1,712,825)	1,219,341
Total income taxes (recovery)	$—	$(3,215,418)
Current tax expense (recovery)	—	—
Deferred tax expense (recovery)	—	(3,215,418)
	$—	$—

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

As at June 30, 2018 and 2017, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company is subject to income taxation at the federal and state levels. The Company is subject to US federal tax examinations for the tax years 2010 through 2017. Loss carryforwards generated or utilized in years earlier than 2010 are also subject to examination and adjustment. The Company has no income tax examinations in process.

Note 12. Summary of Quarterly Financial Data (Unaudited)

The following table sets forth a summary of the unaudited quarterly results of operations for the years ended June 30, 2018 and 2017:

2018	Q1	Q2	Q3	Q4
Revenue	$85,548	$-	$22,260	$236,824
Net loss before other items	1,084,587	1,821,217	1,665,511	1,513,405
Net loss	1,082,719	1,818,890	1,658,748	1,507,797
Net loss per Common Share
Basic	$0.06	$0.08	$0.07	$0.07
Diluted	$0.06	$0.08	$0.07	$0.07

2017	Q1	Q2	Q3	Q4
Revenue	$5,306	$40,599	$237,694	$(2,928)
Net loss before other items	1,265,014	1,867,372	1,527,443	3,052,147
Net loss (income)	(1,953,496)	1,824,892	1,424,462	3,043,744
Net loss (income) per Common Share
Basic	$(0.13)	$0.12	$0.09	$0.19
Diluted	$(0.13)	$0.12	$0.09	$0.19

Note 13. Commitments and Contingencies:

Lease Commitments

The Company has office premises leases that expire at various dates until June 30, 2021.  The aggregate minimum rentals payable for these operating leases are as follows:

Year	Total Amount
2019	$10,152
2020	$10,364
2021	$10,575

During the year ended June 30, 2018, $32,542 was recognized as rent expense in the statement of operations and comprehensive loss.

Note 14. Subsequent Events

Subsequent to the year-ended June 30, 2018, the Company issued 2,400,000 units at $1.25 per unit for aggregate proceeds of $3,000,000.  Each unit consists of one share of common stock and one warrant to purchase one-half of a share of common stock.  Each warrant will have a two-year term and will be exercisable at the following exercise prices: in the first year at $1.30 per share and in the second year at $1.50 per share.