Form 10-Q
period 2018-09-30
Paramount Gold Nevada Corp.
filed 2018-11-07
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of registrant’s Common Stock outstanding, $0.01 par value per share, as of November 6, 2018 was 25,474,954.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

as at September 30, 2018 and June 30, 2018

(Unaudited)

	As at September 30,	As at June 30,
	2018	2018
Assets
Current Assets
Cash and cash equivalents	$1,565,936	$297,389
Prepaid and deposits	554,677	244,125
Accounts receivable	—	16,292
Total Current Assets	2,120,613	557,806
Non-Current Assets
Mineral properties (Note 6)	48,860,386	48,860,386
Property and equipment	8,268	8,927
Reclamation bond (Note7)	1,677,008	1,769,501
Total Non-Current Assets	50,545,662	50,638,814
Total Assets	$52,666,275	$51,196,620
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$541,056	$927,962
Reclamation and environmental obligation, current portion (Note 7)	101,593	101,593
Total Current Liabilities	642,649	1,029,555
Non-Current Liabilities
Reclamation and environmental obligation, non-current portion (Note 7)	913,333	970,958
Total Liabilities	1,555,982	2,000,513
Stockholders' Equity
Common stock, par value $0.01, 50,000,000 authorized shares, 25,474,954 issued and outstanding at September 30, 2018 and 23,074,954 issued and outstanding at June 30, 2018	254,750	230,750
Additional paid in capital	93,644,576	90,695,497
Deficit	(42,789,033)	(41,730,140)
Total Stockholders' Equity	51,110,293	49,196,107
Total Liabilities and Stockholders' Equity	$52,666,275	$51,196,620

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

for the Three Month Period ended September 30, 2018 and 2017

(Unaudited)

	For the Three Month Period Ended September 30, 2018	For the Three Month Period Ended September 30, 2017
Revenue
Other income (Note 8)	$104,521	$85,548
Total Revenue	104,521	85,548
Expenses
Exploration	471,816	646,912
Land holding costs	161,776	161,112
Professional fees	41,582	18,075
Salaries and benefits	245,407	142,921
Directors compensation	26,271	20,953
General and administrative	147,142	113,602
Insurance	31,854	27,938
Depreciation	659	938
Accretion (Note 7)	41,376	37,684
Total Expenses	1,167,883	1,170,135
Net Loss before other Expense	1,063,362	1,084,587
Other Expense (Income)
Interest income	(6,515)	(3,818)
Interest and service charges	2,046	1,950
Net Loss before income taxes	1,058,893	1,082,719
Income taxes	-	-
Net Loss and Comprehensive Loss	$1,058,893	$1,082,719

Loss per Common Share
Basic	$0.04	$0.06
Diluted	$0.04	$0.06
Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	25,187,997	17,779,954
Diluted	25,187,997	17,779,954

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity

for the Three Month Period Ended September 30, 2018 and Year ended June 30, 2018

(Unaudited)

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2017	17,779,954	$177,800	$84,050,214	$(35,661,986)	$48,566,028
Stock based compensation	—	—	71,335	—	71,335
Capital issued for financing (Note 5)	5,295,000	52,950	6,573,948	—	6,626,898
Net loss	—	—	—	(6,068,154)	(6,068,154)
Balance at June 30, 2018	23,074,954	$230,750	$90,695,497	$(41,730,140)	$49,196,107
Stock based compensation	—	—	61,793	—	61,793
Capital issued for financing (Note 5)	2,400,000	24,000	2,887,286	—	2,911,286
Net loss	—	—	—	(1,058,893)	(1,058,893)
Balance at September 30, 2018	25,474,954	$254,750	$93,644,576	$(42,789,033)	$51,110,293

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Cash Flows

for the Three Month Period ended September 30, 2018 and 2017

(Unaudited)

	For the Three Month Period Ended September 30, 2018	For the Three Month Period Ended September 30, 2017
Net Income (Loss)	$(1,058,893)	$(1,082,719)
Adjustment for:
Depreciation	659	938
Stock based compensation	61,793	5,953
Accretion expense (Note 7)	41,376	37,684
Interest earned on reclamation bond	(6,508)	(3,816)
(Increase) decrease in accounts receivable	16,292	(80,135)
(Increase) decrease in other assets	—	(197,988)
(Increase) decrease in prepaid expenses	(310,552)	(329,612)
Increase (decrease) in accounts payable	(386,906)	(169,498)
Cash used in operating activities	(1,642,739)	(1,819,193)
Cash used in investing activities	—	—
Capital issued for financing (Note 5)	2,911,286	—
Cash provided by financing activities	2,911,286	—

Change in cash during period	1,268,547	(1,819,193)
Cash at beginning of period	297,389	1,911,170
Cash at end of period	$1,565,936	$91,977

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

The condensed consolidated interim financial statements have been prepared in accordance with U.S. GAAP and follow the same accounting policies and methods of their application as the most recent annual financial statements.   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended June 30, 2018.

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

Significant estimates made by management in the condensed consolidated interim financial statements include the adequacy of the Company’s asset retirement obligations, valuation of deferred tax assets and liabilities, and valuation of mineral properties.

Cash and Cash Equivalents

All highly liquid cash equivalent investments with maturities of three months or less at the date of purchase are classified as cash and cash equivalents. The carrying amount of these securities approximates fair value because of the short-term maturity of these instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and amounts receivable.  The Company maintains cash and cash equivalents in accounts which may, at times, exceed federally insured limits.  At September 30, 2018, the Company had $1.27 million of balances in excess of federally insured limits.  We deposit our cash with financial institutions which we believe have sufficient credit quality to minimize the risk of loss.

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

Asset Retirement Obligations

The Company follows the provisions of ASC 440, “Asset Retirement and Environmental Obligations”, which establishes the standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  The Company’s asset retirement obligations are further described in Note 7.

Loss/Income per Common Share

Basic loss/income per share is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during each period.  Diluted loss or income per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

For the three month period ended September 30, 2018 , the shares of common stock equivalents related to outstanding stock options have not been included in the diluted per share calculation as they are anti-dilutive as the Company has recorded a net loss from continuing operations for those periods.

Revenue Recognition

Revenue is recognized when persuasive evidence that an agreement exists, the risks and rewards of ownership pass to the purchaser, the selling price is fixed and determinable; or collection is reasonably assured. The passing of title to the purchaser is based on the terms of the purchase and sale agreement.

Note 2. Recent Accounting Guidance

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation”. The update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC Topic 718. An entity shall account for the effects of a modification described in ASC paragraphs 718-20-35-3 through 35-9, unless all the following are met: (1) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The provisions of this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company’s adoption of this guidance on July 1, 2018 did not have a material impact on the Company’s consolidated results of operations, financial position and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. The guidance is effective for public companies for fiscal years, and interim fiscal periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is assessing ASU 2018-07 and does not expect it to have a material impact on its accounting and disclosures.

Note 3. Fair Value Measurements

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

		Fair Value at September 30, 2018			June 30, 2018
Assets	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,565,936	1,565,936	—	—	$297,389

The Company’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash and cash equivalents that are valued based on quoted market prices in active markets are primarily comprised of commercial paper, short-term certificates of deposit and U.S. Treasury securities.

.

Note 4. Non-Cash Transactions

During the three month periods ended September 30, 2018 and 2017, the Company did not enter into any material non-cash activities.

Note 5. Capital Stock

Authorized Capital

Authorized capital stock consists of 50,000,000 common shares with par value of $0.01 per common share (June 30, 2018 – 50,000,000 common shares with par value $0.01 per common share).

During the three-month period ended September 30, 2018, the Company issued 2,400,000 units at $1.25 per unit for aggregate proceeds of $3,000,000.  Each unit consists of one share of common stock and one warrant to purchase one-half of a share of common stock.  Each warrant will have a two-year term and will be exercisable at the following exercise prices: in the first year at $1.30 per share and in the second year at $1.50 per share.

At September 30, 2018 there were 25,474,954 common shares issued and outstanding (June 30, 2018 - 23,074,954 common shares).

Warrants

A summary of warrants exercisable into common stock activity as of September 30, 2018, and changes during the three month period ended is presented below:

	Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at July 1, 2018	1,045,000	$2.13	0.38	—
Issued	1,200,000	1.40	1.78	—
Outstanding at September 30, 2018	2,245,000	$1.74	1.13	—

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

During the three month period ending September 30, 2018, the Company did not grant any stock options.

A summary of option activity under the Stock Incentive and Compensation Plan as of September 30, 2018, and changes during the three month period ended is presented below.

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2018	1,568,995	$1.50	3.02	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at September 30, 2018	1,568,995	$1.50	2.69	$—
Exercisable at September 30, 2018	1,011,666	$1.54	1.78	$—

A summary of the status of Paramount’s non-vested options as of July 1, 2017 and changes during the three month period ended September 30, 2018 is presented below.

Non-vested Options	Options	Weighted- Average Grant- Date Fair Value
Non-vested at July 1, 2018	557,329	$1.23
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at September 30, 2018	557,329	$1.23

As of September 30, 2018, there was $277,738 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the employee share option plan. That cost is expected to be recognized over a weighted-average period of 1.58 years. The total fair value of share based compensation arrangements vested during the three month period ended September 30, 2018 and 2017, was $nil and $nil, respectively.

Note 6. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	September 30, 2018	June 30, 2018
Sleeper	$25,674,658	$25,674,658
Grassy Mountain	23,185,728	23,185,728
	$48,860,386	$48,860,386

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

Note 7. Reclamation and Environmental:

The Company holds an insurance policy which is in effect until 2033 related to its Sleeper Gold Project.  The policy covers reclamation costs up to an aggregate of $25 million in the event the Company’s bond is insufficient to cover any mandated reclamation obligations.

As a part of its insurance policy, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account at September 30, 2018 is $1,677,008 (June 30, 2018 - $1,769,501).

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

The current undiscounted estimate of the reclamation costs for existing disturbances at the Sleeper Gold Project is $3,835,050 as required by the U.S Bureau of Land Management and the Nevada Department of Environmental Protection. Assumptions used to compute the asset retirement obligations as at September 30, 2018 and June 30, 2018 for the Sleeper Gold Project included a credit adjusted risk free rate and inflation rate of 9.76% (June 30, 2018– 9.76%) and 2.0% (June 30, 2018 – 2.0%), respectively. Expenses are expected to be incurred between the years 2018 and 2056.

Changes to the Company’s asset retirement obligations for the three-month period ended September, 2018 and the year ended June 30, 2018 are as follows:

	Three Month Period 2018	Year Ended June 30, 2018
Balance at beginning of period	$1,072,551	$1,261,034
Accretion expense	41,376	150,736
Payments	(99,001)	(339,219)
Change in estimate of existing obligation	—	—
Balance at end of period	$1,014,926	$1,072,551

The balance of the asset retirement obligation of $1,014,926 (June 30, 2018 -$1,072,551 ) is comprised of a current portion of $101,593 (June 30, 2018 -$101,593 ) and a non-current portion of $913,333 (June 30, 2018 -$970,958).

Note 8. Other Income

The Company’s other income details for the three-month periods ended September 30, 2018 and 2017 were as follows:

	Three Month Period	Three Month Period
	2018	2017
Re-imbursement of reclamation costs	$99,001	$80,145
Leasing of water rights to third party	5,520	5,403
Total	$104,521	$85,548

Note 9. Segmented Information:

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses and mineral property carrying values by material project for the three-month period ended September 30, 2018:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at September 30, 2018
Sleeper Gold Project	$157,440	$107,688	$25,674,658
Grassy Mountain Project	314,376	54,088	23,185,728
	$471,816	$161,776	$48,860,386

Expenses for the three-month period ended September 30, 2017 and mineral property carrying values as at June 30, 2018 by material project:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at June 30, 2018
Sleeper Gold Project	$95,474	$107,620	$25,674,658
Grassy Mountain Project	551,438	53,492	23,185,728
	$646,912	$161,112	$48,860,386

Note 10. Commitments and Contingencies:

Lease Commitments

The Company has office premises leases that expire on June 30, 2021.  The aggregate minimum rentals payable for these operating leases are as follows:

Year	Total Amount
2019	$7,614
2020	$10,364
2021	$10,575

During the three month period ended September 30, 2018, $15,635 was recognized as rent expense in the statement of operations and comprehensive loss/income.

Note 11. Subsequent Events:

Subsequent to the period end, the Company entered into a lease to purchase agreement that gives Paramount the right to acquire a 100% interest in 44 mining claims within its Grassy Mountain Project.  Under the agreement, Paramount is required to make annual lease payments of $40,000 per year  the first two years of the lease term and $60,000 per year thereafter with an option to purchase the claims for $560,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give the Company's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company's current plans, and the Company's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, and in the risk factors on Form 10-K that was filed with the U.S. Securities and Exchange Commission (SEC) on September 11, 2018. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

Overview

We are an emerging growth company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon.  We enhance the value of our projects by implementing exploration and engineering programs that have the goal to expand and upgrade known mineralized material to reserves.  The following discussion updates our outlook and plan of operations for the foreseeable future.  It also analyzes our financial condition and summarizes the results of our operations for the three months ended September 30, 2018 and compares these results to the results of the prior year three months ended September 30, 2017.

Operating Highlights:

During the three months ended September 30, 2018, we received approval from the Oregon Department of Geology and Mineral Industries (“DOGAMI”) of seven additional baseline environmental reports, bringing the total to 12 reports approved and accepted by the appropriate state agencies. These baseline reports are required for permitting the Company’s 100%-owned Grassy Mountain gold project in eastern Oregon.

During the three months ended September 30, 2018, the Company issued 2,400,000 units at $1.25 per unit for gross proceeds of $3,000,000.  Each unit consists of one share of common stock and one warrant to purchase one-half of a share of common stock.  Each warrant will have a two-year term and will be exercisable at the following exercise prices: in the first year at $1.30 per share and in the second year at $1.50 per share.

Outlook and Plan of Operation:

We believe that investors will gain a better understanding of the Company if they understand how we measure and talk about our results.  As an exploration and development company, we do not generate cash flow from our operations. We recognize the importance of managing our liquidity and capital resources.  We pay close attention to non-discretionary cash expenses and look for ways to minimize them when possible.  We ensure we have sufficient cash on hand to meet our annual land holding costs as the maintenance of mining claims and leases are essential to preserve the value of our mineral property assets.

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

Sleeper Gold Project:

The Company is expected to focus its efforts on its reclamation and claim management activities for the fiscal year ending June 30, 2019.  For these activities, the Company has budgeted approximately $0.7 million. Of this budgeted amount approximately $0.41 million has been allocated for claim maintenance and the remaining amount of $0.29 million to other general and administration expenses.  All reclamation expenses are reimbursed by an in place insurance program.

Comparison of Operating Results for the three months ended September 30, 2018 and 2017

Results of Operations

We did not earn any revenue from mining operations for the three month ended September 30, 2018 and 2017. During the three month period ended September 30, 2018, our main focus was to complete activities that will allow us to submit a consolidated mining permit with the State of Oregon for our Grassy Mountain project.  This included initiating or completing detailed mine design required to satisfy permit application requirements.  We also commenced the first phase of the exploration program at Grassy Mountain which consists of a helicopter magnetic and radiometric survey to be conducted over the entire 9,300 acre claim area to map structures and magnetics.  We also initiated the drilling of deep monitoring wells at Grassy Mountain and we filed a Plan of Operation with the BLM.  Other normal course of business activities including filing annual mining claim fees with the BLM, reclamation work at the Sleeper mine site and on-going reviews of its mining claims were completed.

Net Loss

Our net loss before income taxes for the three months ended September 30, 2018 was $1,058,893 compared to a net loss before income taxes of $1,082,719 in the previous year. The decrease in net loss before income taxes of 2% is fully described below.

The Company expects to incur losses for the foreseeable future as we continue with our planned exploration programs.

Expenses

Exploration and Land Holding Costs

For the three months ended September 30, 2018, exploration expenses were $471,816 compared to $646,912 in the prior year.  This represents a decrease of 27% or by $175,096.  During the three-month period ended September 30, 2018, the Company initiated or completed mine design plans required to satisfy permit applications requirements at the Grassy Mountain Project.  Also included were expenses related to the permitting activities in the state of Oregon.    Total exploration expenses at the Grassy Mountain Project during the three-month period were $314,376.

For the three months ended September 30, 2018, land holding costs were essentially flat at $161,776 from the prior year.  There were no changes to the number of mining claims we control or own from the prior comparable year.

Salaries and Benefits

For the three months ended September 30, 2018, salary and benefits increased by 72% or by $102,486 to $245,407 from the prior year’s three months ended September 30, 2017. Salary and benefits is comprised of cash and stock based compensation of the Company’s executive and corporate administration teams.  The increase primarily reflects cash and stock based compensation for the Company’s Executive Chairman who was appointed and hired by the Company at the year ended June 30, 2018.  Included in the salary and benefits expense amount for the three months ended September 30, 2018 and 2017 was a non-cash stock based compensation of $43,111 and $nil, respectively.

Directors’ Compensation

For the three months ended September 30, 2018, directors’ compensation increased by 25% or by $5,318 from the prior year’s three months ended September 30, 2017.  Directors’ compensation consists of cash and stock based compensation of the Company’s board of directors.  The increase primarily reflects the stock based compensation recorded in the current quarter.

Professional Fees and General and Administration

For the three-month period ended September 30, 2018, professional fees were $41,582 compared to $18,075 in the prior year’s comparable period.  This represents an increase of 130% or $23,507.  In the current year’s quarter the Company incurred one-time legal, and advisory fees.

For the three-month period ended September 30, 2018, general and administration expenses increased by 30% to $147,142 from $113,602 in the prior year comparable period.  This increase was a result of higher travel, marketing and general and administration costs incurred by the Company.

Liquidity and Capital Resources

As an exploration and development company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand.  At September 30, 2018, we had cash and cash equivalents of $1,565,936 compared to $297,389 as at June 30, 2018.  During the three months ended September 30, 2018, the Company issued 2,400,000 units at $1.25 per unit for net proceeds of $2,911,286.  Each unit consists of one share of common stock and one warrant to purchase one-half of a share of common stock.  Each warrant will have a two-year term and will be exercisable at the following exercise prices: in the first year at $1.30 per share and in the second year at $1.50 per share.

The main uses of cash comprised of the following material amounts:

•

Cash used in operating activities which included general and administration expenses, land holding costs, exploration programs at our Grassy Mountain and Sleeper Gold Projects and reclamation activities of $1,642,739

We anticipate our operating expenditures for the remainder of the fiscal year ending June 30, 2019 to be as follows:

•	$1.5 million on corporate administration expenses (expenses include executive management and employee salaries, legal, audit, marketing and other general and administrative expenses)

•	$0.44 million on the Sleeper Gold Project (expenses include reclamation costs, employee salary and benefits, and land holding costs)

•

$3.65 million on the Grassy Mountain Project (expenses include consulting fees, land holding costs and general and administration expenses, environmental impact statement preparation, State of Oregon permit application and evaluation activities)

Our anticipated expenditures will be funded by our cash on hand and by other capital resources. Historically, we and other similar exploration and development public companies have accessed capital through equity financing arrangements.  If, however we are unable to obtain additional capital or financing, our exploration and development activities will be significantly adversely affected.

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

Exploration expenses

We record exploration expenses as incurred. When we determine that a precious metal resource deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration expenses related to such reserves incurred after such a determination will be capitalized. To date, we have not established any proven or probable reserves and will continue to expense exploration expenses as incurred.

Stock Based Compensation

For stock option grants with market conditions that affect vesting, the Company uses a lattice approach incorporating a Monte Carlo simulation to value stock option granted.

For stock option grants that have no market conditions that affect vesting, the Company uses the Black-Scholes option valuation model to value stock options granted. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates which are subjective and may not be representative of actual results. Changes in assumptions can materially affect estimates of fair values. There were no options issued in the three month period ended September 30, 2018.

Use of Estimates

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for year ended June 30, 2018.

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

Company Name

Date: November 7, 2018	By:	/s/ Glen Van Treek
Glen Van Treek
President and Chief Executive Officer

Date: November 7, 2018	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer