Form 10-Q
period 2018-12-31
Paramount Gold Nevada Corp.
filed 2019-02-07
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

The number of shares of registrant’s Common Stock outstanding, $0.01 par value per share, as of February 04, 2019 was 26,519,954.

Table of Contents

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Interim Balance Sheets as of December 31, 2018 and June 30, 2018 (Unaudited)	2
	Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Six Months Ended December 31, 2018 and December 31, 2017 (Unaudited)	3
	Condensed Consolidated Interim Statements of Shareholders’ Equity for the Three Months Ended September 30, and December 31, 2018 and Year ended June 30, 2018 (Unaudited)	4
	Condensed Consolidated Interim Statements of Cash Flows for the Six Months Ended December 31, 2018 and December 31, 2018 (Unaudited)	5
	Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION
Item 1A.	Risk Factors	19
Item 4.	Mine Safety Disclosures	19
Item 6.	Exhibits	20

Signatures	Directors, Executive Officers and Corporate Governance	21

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

as at December 31, 2018 and June 30, 2018

(Unaudited)

	As at December 31,	As at June 30,
	2018	2018
Assets
Current Assets
Cash and cash equivalents	$300,181	$297,389
Prepaid and deposits	532,206	244,125
Accounts receivable	—	16,292
Total Current Assets	832,387	557,806
Non-Current Assets
Mineral properties (Note 6)	48,860,386	48,860,386
Property and equipment	7,608	8,927
Reclamation bond (Note7)	1,612,477	1,769,501
Total Non-Current Assets	50,480,471	50,638,814
Total Assets	$51,312,858	$51,196,620
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$595,741	$927,962
Reclamation and environmental obligation, current portion (Note 7)	101,593	101,593
Total Current Liabilities	697,334	1,029,555
Non-Current Liabilities
Reclamation and environmental obligation, non-current portion (Note 7)	875,440	970,958
Total Liabilities	1,572,774	2,000,513
Stockholders' Equity
Common stock, par value $0.01, 50,000,000 authorized shares, 25,474,954 issued and outstanding at December 31, 2018 and 23,074,954 issued and outstanding at June 30, 2018 (Note 5)	254,750	230,750
Additional paid in capital	93,704,690	90,695,497
Deficit	(44,219,356)	(41,730,140)
Total Stockholders' Equity	49,740,084	49,196,107
Total Liabilities and Stockholders' Equity	$51,312,858	$51,196,620

Subsequent Events: Note 11

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

for the Three and Six Month Periods ended December 31, 2018 and 2017

(Unaudited)

	For the Three Month Period Ended December 31, 2018	For the Three Month Period Ended December 31, 2017	For the Six Month Period Ended December 31, 2018	For the Six Month Period Ended December 31, 2017
Revenue
Other income (Note 8)	$79,269	$—	$183,790	$85,548
Total Revenue	79,269	—	183,790	85,548
Expenses
Exploration	838,354	1,307,160	1,307,212	1,954,072
Land holding costs	147,143	119,558	308,918	280,670
Professional fees	31,192	17,247	72,773	35,324
Salaries and benefits	237,190	142,995	485,555	285,916
Directors compensation	25,007	17,527	51,278	38,481
General and administrative	168,829	150,279	315,971	263,881
Insurance	32,573	27,829	64,427	55,765
Depreciation	660	938	1,319	1,876
Accretion (Note 7)	41,376	37,684	82,752	75,368
Total Expenses	1,522,324	1,821,217	2,690,205	2,991,353
Net Loss before Other Expense	1,443,055	1,821,217	2,506,415	2,905,805
Other Expense (Income)
Interest income	(14,764)	(3,771)	(21,280)	(7,590)
Interest and service charges	2,032	1,444	4,081	3,394
Net Loss before Income Taxes	1,430,323	1,818,890	2,489,216	2,901,609
Income Taxes	—	—	—	—
Net Loss and Comprehensive Loss	$1,430,323	$1,818,890	$2,489,216	$2,901,609

Loss per Common Share
Basic	$0.06	$0.08	$0.10	$0.14
Diluted	$0.06	$0.08	$0.10	$0.14
Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	25,474,954	22,384,302	25,331,476	20,082,128
Diluted	25,474,954	22,384,302	25,331,476	20,082,128

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity

for the Three Month Periods Ended September 30, 2018 and December 31, 2018 and Years ended June 30, 2018 and 2017

(Unaudited)

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2017	17,779,954	$177,800	$84,050,214	$(35,661,986)	$48,566,028
Stock based compensation	—	—	71,335	—	71,335
Capital issued for financing (Note 5)	5,295,000	52,950	6,573,948	—	6,626,898
Net loss	—	—	—	(6,068,154)	(6,068,154)
Balance at June 30, 2018	23,074,954	$230,750	$90,695,497	$(41,730,140)	$49,196,107
Stock based compensation	—	—	61,793	—	61,793
Capital issued for financing (Note 5)	2,400,000	24,000	2,887,286	—	2,911,286
Net loss	—	—	—	(1,058,893)	(1,058,893)
Balance at September 30, 2018	25,474,954	$254,750	$93,644,576	$(42,789,033)	$51,110,293
Stock based compensation	—	—	60,114	—	60,114
Net loss	—	—	—	(1,430,323)	(1,430,323)
Balance at December 31, 2018	25,474,954	$254,750	$93,704,690	$(44,219,356)	$49,740,084

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Cash Flows

for the Six Month Periods ended December 31, 2018 and 2017

(Unaudited)

	For the Six Month Period Ended December 31, 2018	For the Six Month Period Ended December 31, 2017
Net Income (Loss)	$(2,489,216)	$(2,901,609)
Adjustment for:
Depreciation	1,319	1,876
Stock based compensation	121,907	8,480
Accretion expense (Note 7)	82,752	75,368
Interest earned on reclamation bond	(21,246)	(7,581)
(Increase) decrease in accounts receivable	16,292	—
(Increase) decrease in other assets	—	(197,988)
(Increase) decrease in prepaid expenses	(288,081)	(176,144)
Increase (decrease) in accounts payable	(332,221)	(311,458)
Cash used in operating activities	(2,908,494)	(3,509,056)
Cash used in investing activities	—	—
Capital issued for financing (Note 5)	2,911,286	6,824,886
Cash provided by financing activities	2,911,286	6,824,886

Change in cash during period	2,792	3,315,830
Cash at beginning of period	297,389	1,911,170
Cash at end of period	$300,181	$5,227,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

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

The condensed consolidated interim financial statements have been prepared on an accrual basis of accounting, in conformity  with accounting principles generally accepted in the United States of America (“ U.S. GAAP”) and follow the same accounting policies and methods of their application as the most recent annual financial statements.   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended June 30, 2018.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company’s financial statements at December 31, 2018 except as disclosed in Note 11.

Use of Estimates

The preparation of these interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated interim financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and amounts receivable.  The Company maintains cash and cash equivalents in accounts which may, at times, exceed federally insured limits.  At December 31, 2018, the Company had $nil balances in excess of federally insured limits.  We deposit our cash with financial institutions which we believe have sufficient credit quality to minimize the risk of loss.

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

For the three and six month periods ended December 31, 2018, the shares of common stock equivalents related to outstanding stock options have not been included in the diluted per share calculation as they are anti-dilutive as the Company has recorded a net loss from continuing operations for those periods.

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

		Fair Value at December 31, 2018			June 30, 2018
Assets	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$300,181	300,181	—	—	$297,389

The Company’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash and cash equivalents that are valued based on quoted market prices in active markets are primarily comprised of commercial paper, short-term certificates of deposit and U.S. Treasury securities.

.

Note 4. Non-Cash Transactions

During the three month and six month periods ended December 31, 2018 and 2017, the Company did not enter into any material non-cash activities.

Note 5. Capital Stock

Authorized Capital

Authorized capital stock consists of 50,000,000 common shares with par value of $0.01 per common share (June 30, 2018 – 50,000,000 common shares with par value $0.01 per common share).

During the six-month period ended December 31, 2018, the Company issued 2,400,000 units at $1.25 per unit for aggregate proceeds of $3,000,000.  Each unit consists of one share of common stock and one warrant to purchase one-half of a share of common stock.  Each warrant will have a two-year term and will be exercisable at the following exercise prices: in the first year at $1.30 per share and in the second year at $1.50 per share.

At December 31, 2018 there were 25,474,954 common shares issued and outstanding (June 30, 2018 - 23,074,954 common shares).

Warrants

A summary of warrants exercisable into common stock activity as of December 31, 2018, and changes during the six month period ended is presented below:

	Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at July 1, 2018	1,045,000	$2.13	0.12	—
Issued	1,200,000	1.40	1.53	—
Outstanding at December 31, 2018	2,245,000	$1.74	0.87	—

Stock Options and Stock Based Compensation

Paramount’s 2015 and 2016 Stock Incentive and Compensation Plans, which are stockholder-approved, permits the grant of stock options and stock to its employees for up to 1.569 million shares of common stock. In December 2018, the Company’s stockholders approved an increase of 0.6 million stock options and stock available to be granted to its employees under the 2016 Stock Incentive and Compensation Plan.  Option awards are generally granted with an exercise price equal to the market price of Paramount’s stock at the date of grant and have contractual lives of 5 years.  To better align the interests of its key executives and employees with those of its stockholders, a significant portion of those stock option awards will vest contingent upon meeting certain stock price appreciation performance goals. Option and stock awards provide for accelerated vesting if there is a change in control (as defined in the employee stock option plan).

During the three and six month periods ending December 31, 2018, the Company did not grant any stock options.

A summary of option activity under the Stock Incentive and Compensation Plan as of December 31, 2018, and changes during the six month period ended is presented below.

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2018	1,568,995	$1.50	3.02	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2018	1,568,995	$1.50	2.44	$—
Exercisable at December 31, 2018	1,011,666	$1.54	1.52	$—

A summary of the status of Paramount’s non-vested options as of July 1, 2018 and changes during the six month period ended December 31, 2018 is presented below.

Non-vested Options	Options	Weighted- Average Grant- Date Fair Value
Non-vested at July 1, 2018	557,329	$1.23
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2018	557,329	$1.23

As of December 31, 2018, there was $217,624 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the employee share option plan. That cost is expected to be recognized over a weighted-average period of 1.42 years. The total fair value of share based compensation arrangements vested during the six month period ended December 31, 2018 and 2017, was $nil and $nil, respectively.

Note 6. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	December 31, 2018	June 30, 2018
Sleeper	$25,674,658	$25,674,658
Grassy Mountain	23,185,728	23,185,728
	$48,860,386	$48,860,386

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

As a part of its insurance policy, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account at December 31, 2018 is $1,612,477 (June 30, 2018 - $1,769,501).

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

The current undiscounted estimate of the reclamation costs for existing disturbances at the Sleeper Gold Project is $3,835,050 as required by the U.S Bureau of Land Management and the Nevada Department of Environmental Protection. Assumptions used to compute the asset retirement obligations as at December 31, 2018 and June 30, 2018 for the Sleeper Gold Project included a credit adjusted risk free rate and inflation rate of 9.76% (December 31, 2018– 9.76%) and 2.0% (June 30, 2018 – 2.0%), respectively. Expenses are expected to be incurred between the years 2019 and 2056.

Changes to the Company’s asset retirement obligations for the six-month period ended December 31, 2018 and the year ended June 30, 2018 are as follows:

	Six Month Period 2018	Year Ended June 30, 2018
Balance at beginning of period	$1,072,551	$1,261,034
Accretion expense	82,752	150,736
Payments	(178,270)	(339,219)
Change in estimate of existing obligation	—	—
Balance at end of period	$977,033	$1,072,551

The balance of the asset retirement obligation of $977,033 (June 30, 2018 -$1,072,551 ) is comprised of a current portion of $101,593 (June 30, 2018 -$101,593 ) and a non-current portion of $875,440 (June 30, 2018 -$970,958).

Note 8. Other Income

The Company’s other income details for the six-month periods ended December 31, 2018 and 2017 were as follows:

	Six Month Period	Six Month Period
	2018	2017
Re-imbursement of reclamation costs	$178,270	$80,145
Leasing of water rights to third party	5,520	5,403
Total	$183,790	$85,548

Note 9. Segmented Information:

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses and mineral property carrying values by material project for the six-month period ended December 31, 2018:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at December 31, 2018
Sleeper Gold Project	$457,241	$208,435	$25,674,658
Grassy Mountain Project	849,971	100,483	23,185,728
	$1,307,212	$308,918	$48,860,386

Expenses for the six-month period ended December 31, 2017 and mineral property carrying values as at June 30, 2018 by material project:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at June 30, 2018
Sleeper Gold Project	$320,606	$208,359	$25,674,658
Grassy Mountain Project	1,633,466	72,311	23,185,728
	$1,954,072	$280,670	$48,860,386

Note 10. Commitments and Contingencies:

Lease Commitments

The Company has office premises leases that expire on June 30, 2021.  The aggregate minimum rentals payable for these operating leases are as follows:

Year	Total Amount
2019	$5,076
2020	$10,364
2021	$10,575

During the six month period ended December 31, 2018, $26,019 was recognized as rent expense in the statement of operations and comprehensive loss/income.

Other Commitments

During the three months ended December 31, 2018, Paramount entered into an agreement to acquire 44 mining claims (“Cryla Claims”) covering 589 acres located immediately to the west of the proposed Grassy Mountain site from Cryla LLC.  Paramount will make annual lease payments of $40,000 per year the first two years of the lease term and $60,000 per year thereafter with an option to purchase the Cryla Claims for $560,000 at any time.  The term of the agreement is 25 years.  In the event Paramount exercises its option to acquire the Cryla Claims, all annual payments shall be credited against a production royalty that will be based a prevailing price of the metals produced from the Cryla Claims.  The royalty rate ranges between 2% and 4% based on the daily price of gold. The agreement with Cryla can be terminated by Paramount at any time. The Cryla Claims are without known mineral reserves and there is no current exploratory work being performed.

During the three months ended December 31, 2018, Paramount entered into an agreement with Nevada Select Royalty (“Nevada Select”) to purchase 100% in the Frost Project, which consists of 40 mining claims located approximately 12 miles west of its Grassy Mountain Project.  A total consideration of $250,000 payable to Nevada Select will be based on certain events over time.  Nevada Select will retain a 2% NSR on the Frost Claims and Paramount has the right to reduce the NSR to 1% for a payment of $1 million.  The Frost Claims are without known mineral reserves.

Note 11. Subsequent Events:

Subsequent to the period end, the Company’s 1,045,000 warrants that were issued and outstanding with an exercise price of $2.25 and an expiry date of February 13, 2019 were repriced by the Company to an exercise price of $0.93.  As result of the repricing, 1,045,000 warrants were exercised and shares of common stock were issued for gross proceeds of $971,850.

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

Overview

We are an emerging growth company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon.  We enhance the value of our projects by implementing exploration and engineering programs that have the goal to expand and upgrade known mineralized material to reserves.  The following discussion updates our outlook and plan of operations for the foreseeable future.  It also analyzes our financial condition and summarizes the results of our operations for the three and six months ended December 31, 2018 and compares these results to the results of the prior year three and six months ended December 31, 2017.

Operating Highlights:

During the three months ended December 31, 2018, Paramount entered into an agreement with Cryla LLC (“Cryla”) that gives the Company the right to acquire 44 mining claims covering 580 acres located immediately to the west of the proposed Grassy Mountain Project.  Paramount will make annual lease payments to Cryla and following year three of the agreement, Paramount has the right to purchase the claims for a cash payment of $560,000.  If purchased Cryla will maintain a production Net Smelter Royalty (“NSR”) based on the prevailing price of gold.  Paramount has the right to reduce the NSR to 1% for a payment of $800,000.

During the three months ended December 31, 2018, Paramount entered into an agreement with Nevada Select Royalty (“Nevada Select”) to purchase 100% in the Frost Project, which consists of 40 mining claims located approximately 12 miles west of its Grassy Mountain Project.  A total consideration of $250,000 payable to Nevada Select will be based on certain events over time.  Nevada Select will retain a 2% NSR on the Frost Claims and Paramount has the right to reduce the NSR to 1% for a payment of $1 million.

During the three months ended December 31, 2018, Paramount completed an airborne helicopter magnetic and radiometric survey that was conducted over the entire Grassy Mountain Project to map structures and magnetic anomalies.  The survey data was integrated with previously completed surface geochemistry, mapping and resistivity data to assist in defining future drilling targets.

During the six months ended December 31, 2018, we continued to receive acceptances from the Oregon Department of Geology and Mineral Industries (“DOGAMI”) of submitted baseline environmental reports, bringing the total to 14 reports accepted by the appropriate state agencies. These baseline reports are required for permitting the Company’s 100%-owned Grassy Mountain gold project in eastern Oregon.

During the six months ended December 31, 2018, the Company issued 2,400,000 units at $1.25 per unit for gross proceeds of $3,000,000.  Each unit consists of one share of common stock and one warrant to purchase one-half of a share of common stock.  Each warrant will have a two-year term and will be exercisable at the following exercise prices: in the first year at $1.30 per share and in the second year at $1.50 per share.

Outlook and Plan of Operation:

We believe that investors will gain a better understanding of the Company if they understand how we measure and talk about our results.  As an exploration and development company, we do not generate cash flow from our operations. We recognize the importance of managing our liquidity and capital resources.  We pay close attention to all cash expenses and look for ways to minimize them when possible.  We ensure we have sufficient cash on hand to meet our annual land holding costs as the maintenance of mining claims and leases are essential to preserve the value of our mineral property assets.

For the upcoming fiscal year, we intend to undertake the following:

Grassy Mountain Project:

Paramount expects to submit a consolidated mining permit with the State of Oregon. In order to submit the application, the Company will be required to receive the acceptance of additional baseline studies from the permitting agencies and complete additional detailed analysis to satisfy the permit application requirements.  In addition to its permitting activities, the Company will implement an exploration program on selective targets on the Grassy Mountain land package and will seek proposals to complete a feasibility study on the proposed mining operation. The Company has estimated costs of approximately $4 million for these activities for the fiscal year ending June 30, 2019.

Sleeper Gold Project:

The Company is expected to focus its efforts on reclamation and claim management activities for the fiscal year ending June 30, 2019.  For these activities, the Company has budgeted approximately $0.7 million. Of this budgeted amount, approximately $0.41 million has been allocated for claim maintenance and the remaining amount of $0.29 million to other general and administration expenses.  All reclamation expenses are reimbursed by an in place insurance program.

Comparison of Operating Results for the three and six months ended December 31, 2018 and 2017

Results of Operations

We did not earn any revenue from mining operations for the three and six months ended December 31, 2018 and 2017. During the six month period ended December 31, 2018, our main focus was to complete activities that will allow us to submit a consolidated mining permit with the State of Oregon for our Grassy Mountain project.  This included initiating or completing detailed mine design required to satisfy permit application requirements.  We also completed the first phase of the exploration program at Grassy Mountain which consisted of a helicopter magnetic and radiometric survey conducted over the entire 9,300 acre claim area mapping structures and magnetics.  We also initiated the drilling of deep monitoring wells at Grassy Mountain and we filed a Plan of Operation with the BLM.  Other normal course of business activities including filing annual mining claim fees with the BLM, reclamation work at the Sleeper mine site and on-going reviews of its mining claims were completed.

Net Loss

Our net loss before income taxes for the three months ended December 31, 2018 was $1,430,323 compared to a net loss before income taxes of $1,818,890 in the previous year. The decrease in net loss before income taxes of 21% is fully described below.

Our net loss before income taxes for the six months ended December 31, 2018 was $2,489,216 compared to a loss before income taxes of $2,901,609 in the previous year.  The decrease of $412,393 or 14% of net loss before income taxes is fully described below.

The Company expects to incur losses for the foreseeable future as we continue with our planned exploration programs.

Expenses

Exploration and Land Holding Costs

For the three months ended December 31, 2018, exploration expenses were $838,354 compared to $1,307,160 in the prior year comparable period.  This represents a decrease of 36% or $468,806.  During the three-month period ended December 31, 2018, the Company continued developing mine design plans required to satisfy permit application requirements at the Grassy Mountain Project.  Paramount completed a helicopter magnetic and radiometric survey that was conducted over the entire Grassy Mountain Project to

map structures and magnetic anomalies.  Also included were expenses related to the permitting activities in the state of Oregon.    Total exploration expenses at the Grassy Mountain Project during the three-month period were $535,595.

For the three months ended December 31, 2018, land holding costs were $147,143 compared to $119,558 in the prior year comparable period.  The increase is a result of new mining claims we leased in Oregon from third parties.

For the six months ended December 31, 2018, exploration expenses were $1,307,212 compared to $1,954,072 in the prior year comparable period. This represents a decrease of $646,860 or 33%.  During the current six month period, the Company completed a helicopter magnetic and radiometric survey that was conducted over the entire Grassy Mountain Project to map structures and magnetic anomalies. The Company continued developing mine design plans required to satisfy permit application requirements and other activities to advance permitting at the Grassy Mountain Project.  Total exploration expenses at the Grassy Mountain Project during the six-month period were $849,971.

For the six-month ended December 31, 2018, land holding costs increased by 10% or by $28,248 from the prior year comparable period.  The increase is a result of new mining claims we leased in Oregon from third parties.

Salaries and Benefits

For the three months ended December 31, 2018, salary and benefits increased by 66% or by $94,195 to $237,190 from the prior year’s three months ended December 31, 2017. Salary and benefits is comprised of cash and stock based compensation of the Company’s executive and corporate administration teams.  The increase primarily reflects cash and stock-based compensation for the Company’s Executive Chairman who was appointed and hired by the Company at the year ended June 30, 2018.  Included in the salary and benefits expense amount for the three months ended December 31, 2018 and 2017 was a non-cash stock-based compensation of $43,111 and $nil, respectively.

For the six-month period ended December 31, 2018, salary and benefits increased by 70% or by $199,639 from the prior year’s six months ended December 31, 2017.  The increase primarily reflects the cash and stocked based compensation for the Company’s Executive Chairman who was appointed and hired by the Company at the year ended June 30, 2018.  Included in the salary and benefits expense amount for the six months ended December 31, 2018 and 2017 was a non-cash stock based compensation of $16,052 and $60,862, respectively.

Directors’ Compensation

For the three months ended December 31, 2018, directors’ compensation increased by 43% or by $7,480 from the prior year’s three months ended December 31, 2017.  Directors’ compensation consists of cash and stock-based compensation of the Company’s board of directors.  The increase reflects the stock-based compensation recorded in the current quarter.

For the six months ended December 31, 2018, directors’ compensation increased by 33% or by $12,797 from the prior year’s six months ended December 31, 2017.  Directors’ compensation consists of cash and stock-based compensation of the Company’s board of directors.  The increase reflects the stock-based compensation recorded in the current six month period ended December 31, 2018.

Professional Fees and General and Administration

For the three-month period ended December 31, 2018, professional fees were $31,192 compared to $17,247 in the prior year’s comparable period.  This represents an increase of 81% or $13,945.  In the current quarter the Company incurred one-time legal and advisory fees related to permitting its Grassy Mountain Project.

For the three-month period ended December 31, 2018, general and administration expenses increased by 12% to $168,829 from $150,279 in the prior year comparable period.  This increase was a result of higher travel, marketing and general and administration costs incurred by the Company.

For the six months ended December 31, 2018, professional fees were $ 72,773 compared to $35,324 in the prior year’s comparable period.  This represents an increase of 106% or $37,449.  In the current six months ended December 31, 2018, the Company incurred one-time legal and advisory fees related to permitting its Grassy Mountain Project.

For the six months period ended December 31, 2018, general and administration expenses increased by 20% to $315,971 from $263,881 in the prior year comparable period. This increase was a result of higher travel, marketing and general and administration costs incurred by the Company.

Liquidity and Capital Resources

As an exploration and development company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand.  At December 31, 2018, we had cash and cash equivalents of $300,181 compared to $297,389 as at June 30, 2018.  During the six months ended December 31, 2018, the Company issued 2,400,000 units at $1.25 per unit for net proceeds of $2,911,286.  Each unit consists of one share of common stock and one warrant to purchase one-half of a share of common stock.  Each warrant will have a two-year term and will be exercisable at the following exercise prices: in the first year at $1.30 per share and in the second year at $1.50 per share.

The main uses of cash comprised of the following material amounts:

•

Cash used in operating activities which included general and administration expenses, land holding costs, exploration programs at our Grassy Mountain and Sleeper Gold Projects and reclamation activities of $2,908,494

We anticipate our operating expenditures for the remainder of the fiscal year ending June 30, 2019 to be as follows:

•	$1.0 million on corporate administration expenses (expenses include executive management and employee salaries, legal, audit, marketing and other general and administrative expenses)

•	$0.2 million on the Sleeper Gold Project (expenses include reclamation costs, employee salary and benefits, and land holding costs)

•

$2.8 million on the Grassy Mountain Project (expenses include consulting fees, land holding costs and general and administration expenses, environmental impact statement preparation, State of Oregon permit application and evaluation activities)

Subsequent to the period end, the Company’s 1,045,000 warrants that were issued and outstanding with an exercise price of $2.25 and an expiry date of February 13, 2019 were repriced by the Company to an exercise price of $0.93.  As result of the repricing, 1,045,000 warrants were exercised and shares of common stock were issued for gross proceeds of $971,850.

Our anticipated expenditures will be funded by our cash on hand and by other capital resources. Historically, we and other similar exploration and development public companies have accessed capital through equity financing arrangements or by the sale of royalties on its mineral properties.  If, however we are unable to obtain additional capital or financing, our exploration and development activities will be significantly adversely affected.

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

For stock option grants that have no market conditions that affect vesting, the Company uses the Black-Scholes option valuation model to value stock options granted. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates which are subjective and may not be representative of actual results. Changes in assumptions can materially affect estimates of fair values. There were no options issued in the three or six month periods ended December 31, 2018.

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

Company Name

Date: February 7, 2019	By:	/s/ Glen Van Treek
Glen Van Treek
President and Chief Executive Officer

Date: February 7, 2019	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer