Form 10-Q
period 2019-03-31
Paramount Gold Nevada Corp.
filed 2019-05-10
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of registrant’s Common Stock outstanding, $0.01 par value per share, as of May 6, 2019 was 26,519,954.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	PZG	NYSE American

Table of Contents

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Interim Balance Sheets as of March 31, 2019 and June 30, 2018 (Unaudited)	2
	Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended March 31, 2019 and March 31, 2018 (Unaudited)	3
	Condensed Consolidated Interim Statements of Shareholders’ Equity for the Three Months Ended September 30, December 31, 2018, and March 31, 2019 and Year ended June 30, 2018 (Unaudited)	4
	Condensed Consolidated Interim Statements of Cash Flows for the Nine Months Ended March 31, 2019 and March 31, 2018 (Unaudited)	5
	Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION
Item 1A.	Risk Factors	19
Item 4.	Mine Safety Disclosures	19
Item 6.	Exhibits	20

Signatures	Directors, Executive Officers and Corporate Governance	21

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

as at March 31, 2019 and June 30, 2018

(Unaudited)

	As at March 31,	As at June 30,
	2019	2018
Assets
Current Assets
Cash and cash equivalents	$361,977	$297,389
Prepaid and deposits	412,330	244,125
Accounts receivable	—	16,292
Total Current Assets	774,307	557,806
Non-Current Assets
Mineral properties (Note 6)	48,860,386	48,860,386
Property and equipment	6,956	8,927
Reclamation bond (Note 7)	1,407,781	1,769,501
Total Non-Current Assets	50,275,123	50,638,814
Total Assets	$51,049,430	$51,196,620
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$656,121	$927,962
Reclamation and environmental obligation, current portion (Note 7)	101,593	101,593
Total Current Liabilities	757,714	1,029,555
Non-Current Liabilities
Reclamation and environmental obligation, non-current portion (Note 7)	704,070	970,958
Total Liabilities	1,461,784	2,000,513
Stockholders' Equity
Common stock, par value $0.01, 50,000,000 authorized shares, 26,519,954 issued and outstanding at March 31, 2019 and 23,074,954 issued and outstanding at June 30, 2018	265,200	230,750
Additional paid in capital	94,715,215	90,695,497
Deficit	(45,392,769)	(41,730,140)
Total Stockholders' Equity	49,587,646	49,196,107
Total Liabilities and Stockholders' Equity	$51,049,430	$51,196,620

Subsequent Events: Note 11

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

for the Three and Nine Month Periods ended March 31, 2019 and 2018

(Unaudited)

	For the Three Month Period Ended March 31, 2019	For the Three Month Period Ended March 31, 2018	For the Nine Month Period Ended March 31, 2019	For the Nine Month Period Ended March 31, 2018
Revenue
Other income (Note 8)	$212,746	$22,260	$396,536	$107,807
Total Revenue	212,746	22,260	396,536	107,807
Expenses
Exploration	712,623	1,047,587	2,019,837	3,001,660
Land holding costs	130,550	119,456	439,468	400,126
Professional fees	24,654	21,787	97,428	57,110
Salaries and benefits	216,458	230,884	702,013	516,800
Directors compensation	55,967	43,924	107,245	82,405
General and administrative	176,972	154,514	492,943	418,395
Insurance	32,304	31,007	96,731	86,773
Depreciation	651	928	1,971	2,804
Accretion (Note 7)	41,376	37,684	124,128	113,052
Total Expenses	1,391,555	1,687,771	4,081,764	4,679,125
Net Loss before Other Expense	1,178,809	1,665,511	3,685,228	4,571,318
Other Expense (Income)
Interest income	(8,069)	(7,469)	(29,349)	(15,057)
Interest and service charges	2,673	706	6,750	4,096
Net Loss before Income Taxes	1,173,413	1,658,748	3,662,629	4,560,357
Income Taxes	—	—	—	—
Net Loss and Comprehensive Loss	$1,173,413	$1,658,748	$3,662,629	$4,560,357

Loss per Common Share
Basic	$0.04	$0.07	$0.14	$0.22
Diluted	$0.04	$0.07	$0.14	$0.22
Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	26,255,167	23,074,954	25,634,878	21,065,173
Diluted	26,255,167	23,074,954	25,634,878	21,065,173

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity

for the Three Month Periods Ended September 30, 2018, December 31, 2018 and March 31, 2019 and Years ended June 30, 2018 and 2017

(Unaudited)

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2017	17,779,954	$177,800	$84,050,214	$(35,661,986)	$48,566,028
Stock based compensation	—	—	71,335	—	71,335
Capital issued for financing (Note 5)	5,295,000	52,950	6,573,948	—	6,626,898
Net loss	—	—	—	(6,068,154)	(6,068,154)
Balance at June 30, 2018	23,074,954	$230,750	$90,695,497	$(41,730,140)	$49,196,107
Stock based compensation	—	—	61,793	—	61,793
Capital issued for financing (Note 5)	2,400,000	24,000	2,887,286	—	2,911,286
Net loss	—	—	—	(1,058,893)	(1,058,893)
Balance at September 30, 2018	25,474,954	$254,750	$93,644,576	$(42,789,033)	$51,110,293
Stock based compensation	—	—	60,114	—	60,114
Net loss	—	—	—	(1,430,323)	(1,430,323)
Balance at December 31, 2018	25,474,954	$254,750	$93,704,690	$(44,219,356)	$49,740,084
Stock based compensation	—	—	60,105	—	60,105
Capital issued for warrant exercise	1,045,000	10,450	950,420	—	960,870
Net loss	—	—	—	(1,173,413)	(1,173,413)
Balance at March 31, 2019	26,519,954	$265,200	$94,715,215	$(45,392,769)	$49,587,646

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Cash Flows

for the Nine Month Periods ended March 31, 2019 and 2018

(Unaudited)

	For the Nine Month Period Ended March 31, 2019	For the Nine Month Period Ended March 31, 2018
Net Loss	$(3,662,629)	$(4,560,357)
Adjustment for:
Depreciation	1,971	2,804
Stock based compensation	182,012	38,200
Accretion expense (Note 7)	124,128	113,052
Interest earned on reclamation bond	(29,296)	(15,044)
(Increase) decrease in accounts receivable	16,292	—
(Increase) decrease in other assets	—	(197,988)
(Increase) decrease in prepaid expenses	(168,205)	(89,528)
Increase (decrease) in accounts payable	(271,841)	(212,910)
Cash used in operating activities	(3,807,568)	(4,921,771)
Purchase of mineral properties	—	(2,400,000)
Cash used in investing activities	—	(2,400,000)
Capital issued for financing (Note 5)	2,911,286	6,824,886
Capital issued for warrant exercise (Note 5)	960,870	—
Cash provided by financing activities	3,872,156	6,824,886

Change in cash during period	64,588	(496,885)
Cash at beginning of period	297,389	1,911,170
Cash at end of period	$361,977	$1,414,285

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

The condensed consolidated interim financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follow the same accounting policies and methods of their application as the most recent annual financial statements.   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended June 30, 2018.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company’s financial statements at March 31, 2019 except as disclosed in Note 11.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and amounts receivable.  The Company maintains cash and cash equivalents in accounts which may, at times, exceed federally insured limits.  At March 31, 2019, the Company had $nil balances in excess of federally insured limits.  We deposit our cash with financial institutions which we believe have sufficient credit quality to minimize the risk of loss.

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

Exploration Costs

Exploration costs, which include maintenance, development and exploration of mineral claims, are expensed as incurred.  When it is determined that a mineral deposit can be economically and legally developed as a result of establishing proven and probable reserves, the costs incurred after such determination will be capitalized and amortized over their useful lives.  To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all exploration costs are expensed.

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

For the three and nine month periods ended March 31, 2019, the shares of common stock equivalents related to outstanding stock options have not been included in the diluted per share calculation as they are anti-dilutive as the Company has recorded a net loss from continuing operations for those periods.

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

		Fair Value at March 31, 2019			June 30, 2018
Assets	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$361,977	361,977	—	—	$297,389

The Company’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash and cash equivalents that are valued based on quoted market prices in active markets are primarily comprised of commercial paper, short-term certificates of deposit and U.S. Treasury securities.

.

Note 4. Non-Cash Transactions

During the three month and nine month periods ended March 31, 2019 and 2018, the Company did not enter into any material non-cash activities.

Note 5. Capital Stock

Authorized Capital

Authorized capital stock consists of 50,000,000 common shares with par value of $0.01 per common share (June 30, 2018 – 50,000,000 common shares with par value $0.01 per common share).

During the nine-month period ended March 31, 2019, the Company issued 2,400,000 units at $1.25 per unit for aggregate proceeds of $3,000,000.  Each unit consists of one share of common stock and one warrant to purchase one-half of a share of common stock.  Each warrant will have a two-year term and will be exercisable at the following exercise prices: in the first year at $1.30 per share and in the second year at $1.50 per share.  During the three month period ended March 31, 2019, the Company issued 1,045,000 shares from the exercising of warrants for gross proceeds of $971,850.

At March 31, 2019 there were 26,519,954 common shares issued and outstanding (June 30, 2018 - 23,074,954 common shares).

Warrants

A summary of warrants exercisable into common stock activity as of March 31, 2019, and changes during the nine month period ended is presented below:

	Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at July 1, 2018	1,045,000	$2.13	0.12	—
Issued	1,200,000	1.40	1.28	—
Exercised	1,045,000	0.93	—	—
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2019	1,200,000	$1.40	1.28	—

During the three month period ended March 31, 2019, the Company repriced 1,045,000 warrants that were issued and outstanding with an exercise price of $2.25 to an exercise price of $0.93.   As a result, 1,045,000 warrants were exercised during the three month period ended March 31, 2019.

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

During the three and nine month periods ending March 31, 2019, the Company did not grant any stock options.

A summary of option activity under the Stock Incentive and Compensation Plan as of March 31, 2019, and changes during the nine month period ended is presented below.

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2018	1,568,995	$1.50	3.02	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2019	1,568,995	$1.50	1.46	$—
Exercisable at March 31, 2019	1,078,334	$1.54	1.43	$—

A summary of the status of Paramount’s non-vested options as of July 1, 2018 and changes during the nine month period ended March 31, 2019 is presented below.

Non-vested Options	Options	Weighted- Average Grant- Date Fair Value
Non-vested at July 1, 2018	557,329	$1.23
Granted	—	—
Vested	66,668	0.74
Forfeited	—	—
Non-vested at March 31, 2019	490,661	$1.23

As of March 31, 2019, there was $157,218 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the employee share option plan. That cost is expected to be recognized over a weighted-average period of 1.32 years. The total fair value of share based compensation arrangements vested during the nine month period ended March 31, 2019 and 2018, was $69,628 and $nil, respectively.

Note 6. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	March 31, 2019	June 30, 2018
Sleeper	$25,674,658	$25,674,658
Grassy Mountain	23,185,728	23,185,728
	$48,860,386	$48,860,386

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

As a part of its insurance policy, the Company has funds in a commutation account and reclamation bonds which are used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account and reclamation bonds at March 31, 2019 is $1,407,781 (June 30, 2018 - $1,769,501).

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

The current undiscounted estimate of the reclamation costs for existing disturbances at the Sleeper Gold Project is $3,835,050 as required by the U.S Bureau of Land Management and the Nevada Department of Environmental Protection. Assumptions used to compute the asset retirement obligations as at March 31, 2019 and June 30, 2018 for the Sleeper Gold Project included a credit adjusted risk free rate and inflation rate of 9.76% (March 31, 2019– 9.76%) and 2.0% (June 30, 2018 – 2.0%), respectively. Expenses are expected to be incurred between the years 2019 and 2056.

Changes to the Company’s asset retirement obligations for the nine-month period ended March 31, 2019 and the year ended June 30, 2018 are as follows:

	Nine Month Period 2019	Year Ended June 30, 2018
Balance at beginning of period	$1,072,551	$1,261,034
Accretion expense	124,128	150,736
Payments	(391,016)	(339,219)
Change in estimate of existing obligation	—	—
Balance at end of period	$805,663	$1,072,551

The balance of the asset retirement obligation of $805,663 at March 31, 2019 (June 30, 2018 -$1,072,551 ) is comprised of a current portion of $101,593 (June 30, 2018 -$101,593 ) and a non-current portion of $704,070 (June 30, 2018 -$970,958).

Note 8. Other Income

The Company’s other income details for the nine-month periods ended March 31, 2019 and 2018 were as follows:

	Nine Month Period	Nine Month Period
	2019	2018
Re-imbursement of reclamation costs	$391,016	$102,404
Leasing of water rights to third party	5,520	5,403
Total	$396,536	$107,807

Note 9. Segmented Information:

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses and mineral property carrying values by material project for the nine-month period ended March 31, 2019:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at March 31, 2019
Sleeper Gold Project	$544,892	$309,183	$25,674,658
Grassy Mountain Project	1,474,945	130,285	23,185,728
	$2,019,837	$439,468	$48,860,386

Expenses for the nine-month period ended March 31, 2018 and mineral property carrying values as at June 30, 2018 by material project:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at June 30, 2018
Sleeper Gold Project	$573,497	$309,098	$25,674,658
Grassy Mountain Project	2,428,163	91,028	23,185,728
	$3,001,660	$400,126	$48,860,386

Note 10. Commitments and Contingencies:

Lease Commitments

The Company has office premises leases that expire on June 30, 2021.  The aggregate minimum rentals payable for these operating leases are as follows:

Year	Total Amount
2019	$2,538
2020	$10,364
2021	$10,575

During the nine month period ended March 31, 2019, $36,496 was recognized as rent expense in the statement of operations and comprehensive loss/income.

Other Commitments

During the nine months ended March 31, 2019, Paramount entered into an agreement to acquire 44 mining claims (“Cryla Claims”) covering 589 acres located immediately to the west of the proposed Grassy Mountain site from Cryla LLC.  Paramount will make annual lease payments of $40,000 per year the first two years of the lease term and $60,000 per year thereafter with an option to purchase the Cryla Claims for $560,000 at any time.  The term of the agreement is 25 years.  In the event Paramount exercises its option to acquire the Cryla Claims, all annual payments shall be credited against a production royalty that will be based a prevailing price of the metals produced from the Cryla Claims.  The royalty rate ranges between 2% and 4% based on the daily price of gold. The agreement with Cryla can be terminated by Paramount at any time. The Cryla Claims are without known mineral reserves and there is no current exploratory work being performed.

During the nine months ended March 31, 2019, Paramount entered into an agreement with Nevada Select Royalty (“Nevada Select”) to purchase 100% in the Frost Project, which consists of 40 mining claims located approximately 12 miles west of its Grassy Mountain Project.  A total consideration of $250,000 payable to Nevada Select will be based on certain events over time.  Nevada Select will retain a 2% NSR on the Frost Claims and Paramount has the right to reduce the NSR to 1% for a payment of $1 million.  The Frost Claims are without known mineral reserves.

Note 11. Subsequent Events:

Subsequent to the period end, the Company closed on a Royalty Agreement with Franco-Nevada U.S. Corporation (“Franco”), pursuant to which the Company sold to Franco a two percent (2%) net smelter return royalty on the minerals produced from its Sleeper Gold property for cash proceeds of $2,000,000.

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

Overview

We are an emerging growth company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon.  We enhance the value of our projects by implementing exploration and engineering programs that have the goal to expand and upgrade known mineralized material to reserves.  The following discussion updates our outlook and plan of operations for the foreseeable future.  It also analyzes our financial condition and summarizes the results of our operations for the three and nine months ended March 31, 2019 and compares these results to the results of the prior year three and nine months ended March 31, 2018.

Operating Highlights:

During the three months ended March 31, 2019, the Company’s 1,045,000 warrants that were issued and outstanding with an exercise price of $2.25 and an expiry date of February 13, 2019 were repriced by the Company to an exercise price of $0.93.  As result of the repricing, 1,045,000 warrants were exercised and shares of common stock were issued for gross proceeds of $971,850.

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

During the nine months ended March 31, 2019, we continued to receive acceptances from the Oregon Department of Geology and Mineral Industries (“DOGAMI”) of submitted baseline environmental reports, bringing the total to 17 reports accepted by the appropriate state agencies. These baseline reports are required for permitting the Company’s 100%-owned Grassy Mountain gold project in eastern Oregon.

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

For the remainder of the fiscal year, we intend to undertake the following:

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

Comparison of Operating Results for the three and nine months ended March 31, 2019 and 2018

Results of Operations

We did not earn any revenue from mining operations for the three and nine months ended March 31, 2019 and 2018. During the nine month period ended March 31, 2019, our main focus was to complete activities that will allow us to submit a consolidated mining permit with the State of Oregon for our Grassy Mountain project.  This included initiating or completing detailed mine design required to satisfy permit application requirements.  We also completed the first phase of the exploration program at Grassy Mountain which consisted of a helicopter magnetic and radiometric survey conducted over the entire 9,300 acre claim area mapping structures and magnetics.  We also initiated the drilling of deep monitoring wells at Grassy Mountain and we filed a Plan of Operation with the BLM.  Other normal course of business activities including filing annual mining claim fees with the BLM, reclamation work at the Sleeper mine site and on-going reviews of its mining claims were completed.

Net Loss

Our net loss before income taxes for the three months ended March 31, 2019 was $1,173,413 compared to a net loss before income taxes of $1,658,748 in the previous year. The decrease in net loss before income taxes of 29% is fully described below.

Our net loss before income taxes for the nine months ended March 31, 2019 was $3,662,629 compared to a loss before income taxes of $4,560,357 in the previous year.  The decrease of $897,728 or 20% of net loss before income taxes is fully described below.

The Company expects to incur losses for the foreseeable future as we continue with our planned exploration programs.

Expenses

Exploration and Land Holding Costs

For the three months ended March 31, 2019, exploration expenses were $712,623 compared to $1,047,587 in the prior year comparable period.  This represents a decrease of 32% or $334,964.  During the three-month period ended March 31, 2019, the Company continued developing mine design plans required to satisfy permit application requirements at the Grassy Mountain Project.  The Company also submitted its conditional land use permit application with the county of Malheur, the approval of which is a required component of the Company’s upcoming consolidated permit application with the state of Oregon for its Grassy Mountain Project.   Also included were other expenses related to the permitting activities in the state of Oregon.    Total exploration expenses at the Grassy Mountain Project during the current three-month period were $624,974.

For the three months ended March 31, 2019, land holding costs were $130,550 compared to $119,456 in the prior year comparable period.  The increase is a result of new mining claims we leased in Oregon from third parties.

For the nine months ended March 31, 2019, exploration expenses were $2,019,837 compared to $3,001,660 in the prior year comparable period. This represents a decrease of $981,823 or 33%.  During the current nine month period, the Company completed a helicopter magnetic and radiometric survey that was conducted over the entire Grassy Mountain Project to map structures and magnetic anomalies. The Company continued developing mine design plans required to satisfy permit application requirements and other activities to advance permitting at the Grassy Mountain Project.  Total exploration expenses at the Grassy Mountain Project during the nine-month period were $1,474,945.

For the nine-month ended March 31, 2019, land holding costs increased by 10% or by $39,342 from the prior year comparable period.  The increase is a result of new mining claims we leased in Oregon from third parties.

Salaries and Benefits

For the three months ended March 31, 2019, salary and benefits decreased by 6% or by $14,426 to $216,458 from the prior year’s three months ended March 31, 2018. Salary and benefits is comprised of cash and stock based compensation of the Company’s executive and corporate administration teams.  The decrease primarily reflects changes stock-based compensation incurred during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  Included in the salary and benefits expense amount for the three months ended March 31, 2019 and 2018 was a non-cash stock-based compensation of $43,109 and $16,052, respectively.

For the nine-month period ended March 31, 2019, salary and benefits increased by 36% or by $185,213 from the prior year’s nine months ended March 31, 2018.  The increase primarily reflects the cash and stocked based compensation for the Company’s Executive Chairman who was appointed and hired by the Company at the year ended June 30, 2018.  Included in the salary and benefits expense amount for the nine months ended March 31, 2019 and 2018 was a non-cash stock based compensation of $129,332 and $16,052, respectively.

Directors’ Compensation

For the three months ended March 31, 2019, directors’ compensation increased by 27% or by $12,043 from the prior year’s three months ended March 31, 2018.  Directors’ compensation consists of cash and stock-based compensation of the Company’s board of directors.  The increase reflects the stock-based compensation recorded in the current quarter.

For the nine months ended March 31, 2019, directors’ compensation increased by 30% or by $24,840 from the prior year’s nine months ended March 31, 2018.  Directors’ compensation consists of cash and stock-based compensation of the Company’s board of directors.  The increase reflects the stock-based compensation recorded in the current nine month period ended March 31, 2019.

Professional Fees and General and Administration

For the three-month period ended March 31, 2019, professional fees were $24,654 compared to $21,787 in the prior year’s comparable period.  This represents an increase of 13% or $2,867.  In the current quarter the Company incurred one-time legal and advisory fees related to permitting its Grassy Mountain Project.

For the three-month period ended March 31, 2019, general and administration expenses increased by 15% to $176,972 from $154,514 in the prior year comparable period.  This increase was a result of higher travel, marketing and general and administration costs incurred by the Company.

For the nine months ended March 31, 2019, professional fees were $97,428 compared to $57,110 in the prior year’s comparable period.  This represents an increase of 71% or $40,318.  In the current nine months ended March 31, 2019, the Company incurred one-time legal and advisory fees related to permitting its Grassy Mountain Project.

For the nine months period ended March 31, 2019, general and administration expenses increased by 18% to $492,943 from $418,395 in the prior year comparable period. This increase was a result of higher travel, marketing and general and administration costs incurred by the Company.

Liquidity and Capital Resources

As an exploration and development company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand.  At March 31, 2019, we had cash and cash equivalents of $361,977 compared to $297,389 as at June 30, 2018.  During the nine months ended March 31, 2019, the Company issued 2,400,000 units at $1.25 per unit for net proceeds of $2,911,286.  Each unit consists of one share of common stock and one warrant to purchase one-half of a share of common stock.  Each warrant will have a two-year term and will be exercisable at the following exercise prices: in the first year at $1.30 per share and in the second year at $1.50 per share.  The Company also issued 1,045,000 shares of common stock as a result of the exercise of warrants for gross proceeds of $971,850.

The main uses of cash comprised of the following material amounts:

•

Cash used in operating activities which included general and administration expenses, land holding costs, exploration programs at our Grassy Mountain and Sleeper Gold Projects and reclamation activities of $3,807,568

We anticipate our operating expenditures for the remainder of the fiscal year ending June 30, 2019 to be as follows:

•	$0.5 million on corporate administration expenses (expenses include executive management and employee salaries, legal, audit, marketing and other general and administrative expenses)

•	$0.2 million on the Sleeper Gold Project (expenses include reclamation costs, employee salary and benefits, and land holding costs)

•

$0.7 million on the Grassy Mountain Project (expenses include consulting fees, land holding costs and general and administration expenses, environmental impact statement preparation, State of Oregon permit application and evaluation activities)

Subsequent to the period end, the Company closed on a Royalty Agreement with Franco-Nevada U.S. Corporation (“Franco”), pursuant to which the Company sold to Franco a two percent (2%) net smelter return royalty on minerals produced from its Sleeper Gold project for cash proceeds of $2,000,000.

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

For stock option grants that have no market conditions that affect vesting, the Company uses the Black-Scholes option valuation model to value stock options granted. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates which are subjective and may not be representative of actual results. Changes in assumptions can materially affect estimates of fair values. There were no options issued in the three or nine month periods ended March 31, 2019.

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

Company Name

Date: May 10, 2019	By:	/s/ Glen Van Treek
Glen Van Treek
President and Chief Executive Officer

Date: May 10, 2019	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer