Form 10-K
period 2019-06-30
Paramount Gold Nevada Corp.
filed 2019-09-16
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the NYSE American LLC on December 31, 2018, was $14,800,948.

The number of shares of Registrant’s Common Stock outstanding as of September 12, 2019 was 27,616,745.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders (the “2019 Proxy Statement”) are incorporated by reference into Part III of this Report where indicated.  The 2018 Proxy Statement will be filed with the U.S. Securities Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Our project located in Oregon, known as the Grassy Mountain Project (“Grassy Mountain”), is located in Malheur County, Oregon, and was acquired by way of statutory plan of arrangement in the Province of British Columbia, Canada with Calico in July 2016.

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

UNITED STATES REGULATIONS

Mining Claims: Exploration activities on our properties are conducted both upon federally-owned land and private land. Most federally-owned land is administered by the Bureau of Land Management (“BLM”). On existing claims owned by the federal government, we are required to pay annual claim maintenance fees of $165 per claim on or before September 1st at the State Office of the BLM. In addition, we are required to pay the county recorder of the county in which the claim is situated an annual fee.  The county fees in Nevada and Oregon are  $12.00 and $5.00 per claim, respectively. On certain claims, we are required to pay a fee for each 20 acres of an association placer. For any new claims we acquire by staking, we must file a certificate of location with the State Office of the BLM within 90 days of making the claim along with a fee equal to the amount of the annual claim maintenance fee.

Annual Payments made to federal and other state agencies to maintain claims:

Property	Number of Claims	Federal payments to Bureau of Land Management	Payment to Local County	Total Annual Payment to Maintain Claims
Sleeper Gold Project and Other Nevada Claims	2,358	$398,805	$28,806	$427,611
Grassy Mountain Project and Other Oregon Claims	554	$95,700	$3,219	$98,919
Total Annual Payment to Maintain Mining Claims				$526,530

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

We expect that our annual obligations to satisfy reclamation requirements to be approximately $361,389 for the next five years. Annual outlays are reimbursed by the existing reclamation bond and reimbursements are expected to approximate the actual outlays. In August 2016, the Company’s mine closure plan was determined to be sufficient by the BLM.

EMPLOYEES

As of June 30, 2019, we employed seven full-time employees and two consultants.

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

No revenue generated from operations.

We have not generated any revenues from operations. Our net loss for the fiscal year ended June 30, 2019 totaled $5,970,048. We have incurred losses in the past and we will likely continue to incur losses in the future. Even if our drilling programs identify gold, silver or other mineral reserves, there can be no assurance that we will be able to commercially exploit these resources, generate any revenues or generate sufficient revenues to operate profitably.

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

Assuming no adverse developments outside of the ordinary course of business, our exploration and development budget will be approximately $4.0 million for the next twelve months. Exploration will be funded by our available cash reserves and future issuances of common stock, warrants or units. Our exploration program may vary significantly from what we have budgeted depending upon the results we achieve. Even if we identify mineral reserves which have the potential to be commercially developed, we will not generate revenues until such time as we undertake mining operations. Mining operations will involve a significant capital infusion. Mining costs are speculative and dependent on a number of factors including mining depth, terrain and necessary equipment. We do not believe that we will have sufficient funds to implement mining operations without additional capital raises of debt and or equity or without a joint venture partner, of which there can be no assurance.

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

Franco-Nevada U.S. Corporation (“Franco”), holds a two percent (2%) net smelter return royalty on minerals produced from the 2,322 mining claims at the Sleeper Gold Project.

The following map illustrates the claims subject to the royalty:

SLEEPER PROPERTY
400000
405000
410000
415000
420000
425000
4580000
4575000
4570000
4565000
4560000
4555000
4550000
4545000
EXPLANATION
Snyder NSR
Franco Nevada NSR
N
0
1.25
2.5
5
Miles

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

Grassy Mountain Gold Project

Overview and Location

The Grassy Mountain Project is located in Malheur County, Oregon, approximately 22 miles south of Vale, Oregon, and roughly 70 miles west of Boise, Idaho. The property is accessed by vehicle from the town of Vale by a private and BLM maintained dirt road. The project site is situated in the rolling hills of the high desert region of the far western Snake River Plain and consists of 442 unpatented lode claims and 3 patented lode claims all totaling roughly 9,300 acres. The local terrain is gentle to moderate, with elevations ranging from 3300 to 4,300 feet above mean sea level.

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

In May 2018, we released the results of a new PFS for our Grassy Mountain Project in Oregon. The PFS was completed by Mine Development Associates (“MDA”) of Reno Nevada.  MDA concluded the extraction of the estimated mineralized material will be accessed via a proposed underground mine that will be accessed via one decline and a system of internal ramps.  The mine design is based on a production rate of 1,300 to 1,400 tons per day over four days per week, with two shifts per day, and will provide sufficient material to feed the 750 tons per day to the mill on a seven day per week basis.

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

NEVADA

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

OREGON

In October 2018, Paramount entered into an agreement with Cryla LLC (“Cryla”) that gives the Company the right to acquire 44 mining claims covering 580 acres located immediately to the west of the proposed Grassy Mountain Project.  Paramount will make annual lease payments to Cryla and following year three of the agreement, Paramount has the right to purchase the claims for a cash payment of $560,000.  If purchased, Cryla will maintain a production Net Smelter Royalty (“NSR”) based on the prevailing price of gold.  Paramount has the right to reduce the NSR from 2% to 1% for a payment of $800,000.

In November 2018, Paramount entered into an agreement with Nevada Select Royalty (“Nevada Select”) to purchase 100% interest in the Frost Project, which consists of 40 mining claims located approximately 12 miles west of its Grassy Mountain Project.  A total consideration of $250,000 payable to Nevada Select will be based on certain events over time.  Nevada Select will retain a 2% NSR on the Frost Claims and Paramount has the right to reduce the NSR to 1% for a payment of $1 million.

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

	High	Low
Year Ended June 30, 2019
First Quarter	$1.29	1.01
Second Quarter	1.24	0.83
Third Quarter	1.04	0.81
Fourth Quarter	0.90	0.70
Year Ended June 30, 2018
First Quarter	$1.80	1.38
Second Quarter	1.64	1.16
Third Quarter	1.44	1.18
Fourth Quarter	1.64	1.21

HOLDERS

As of September 12, 2019, there were 148 registered shareholders of our common stock.

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

EQUITY COMPENSATION PLAN

Set out below is information as of June 30, 2019 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance under our Equity Incentive Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price per share of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,568,995	$1.50	600,000
Equity compensation plans not approved by security holders	—	$—	—
TOTAL	1,568,995		600,000

Item 6. Selected Financial Data.

Not applicable as a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are an emerging growth company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon.  We enhance the value of our projects by implementing exploration and engineering programs that are likely to expand and upgrade known mineralized material to reserves.  The following discussion updates our outlook and plan of operations for the foreseeable future.  It also analyzes our financial condition and summarizes the results of our operations for the years ended June 30, 2019 and 2018 and compares each year’s results to the results of the prior year.

Operating Highlights:

In July 2018, the Company issued 2,400,000 units at $1.25 per unit for gross proceeds of $3,000,000.  Each unit consists of one share of common stock and one warrant to purchase one-half of a share of common stock.  Each warrant will have a two-year term and will be exercisable at the following exercise prices: in the first year at $1.30 per share and in the second year at $1.50 per share.

In October 2018, Paramount entered into an agreement with Cryla that gives the Company the right to acquire 44 mining claims covering 580 acres located immediately to the west of the proposed Grassy Mountain Project.  Paramount will make annual lease payments to Cryla and following year three of the agreement, Paramount has the right to purchase the claims for a cash payment of $560,000.  If purchased Cryla will maintain a production Net Smelter Royalty (“NSR”) based on the prevailing price of gold.  Paramount has the right to reduce the NSR to 1% for a payment of $800,000.

In November 2018, Paramount entered into an agreement with Nevada Select to purchase 100% in the Frost Project, which consists of 40 mining claims located approximately 12 miles west of its Grassy Mountain Project.  A total consideration of $250,000 payable to Nevada Select will be based on certain events over time.  Nevada Select will retain a 2% NSR on the Frost Claims and Paramount has the right to reduce the NSR from 2% to 1% for a payment of $1 million.

In December 2018, Paramount completed an airborne helicopter magnetic and radiometric survey that was conducted over the entire Grassy Mountain Project to map structures and magnetic anomalies.  The survey data was integrated with previously completed surface geochemistry, mapping and resistivity data to assist in defining future drilling targets.

In January 2019, the Company’s 1,045,000 warrants that were issued and outstanding with an exercise price of $2.25 and an expiry date of February 13, 2019 were repriced by the Company to an exercise price of $0.93.  As result of the repricing, 1,045,000 warrants were exercised and shares of common stock were issued for gross proceeds of $971,850.

During fiscal year ended June 30, 2019, we continued to receive acceptances from the Oregon Department of Geology and Mineral Industries (“DOGAMI”) of submitted baseline environmental reports, bringing the total to 17 reports accepted by the appropriate state agencies. These baseline reports are required for permitting the Company’s 100%-owned Grassy Mountain gold project in eastern Oregon.

In June 2019, we announced that we had entered into an agreement with Ausenco Engineering Canada Inc. (“Ausenco”) to complete a National Instrument 43-101 Feasibility Study (“FS”) for its proposed Grassy Mountain gold mine in eastern Oregon. In lieu of cash compensation, Ausenco or a wholly owned subsidiary in the Ausenco Pty Ltd Group will receive 100% of its fees in restricted common stock of Paramount, resulting in the issuance of 1,109,225 shares to Ausenco. The common stock will be escrowed until Ausenco delivers a final FS to Paramount.

Outlook and Plan of Operation:

We believe that investors will gain a better understanding of our company if they understand how we measure and talk about our results.  As an exploration and development company, we recognize the importance of managing our liquidity and capital resources.  We pay close attention to non-discretionary cash expenses and look for ways to minimize them when possible.  We ensure we have sufficient cash on hand to meet our annual land holding costs as the maintenance of mining claims and leases are essential to preserve the value of our mineral property assets.

For the upcoming fiscal year, we intend to undertake the following:

Sleeper Gold Project:

The Company is expected to focus its efforts on its reclamation and claim management activities for the fiscal year ending June 30, 2020.  For these activities, the Company has budgeted approximately $0.7 million. Of this budgeted amount approximately $0.4 million has been allocated for claim maintenance and the remaining amount of $0.3 to other general and administration expenses.  All reclamation expenses are reimbursed by an in place insurance program.

Grassy Mountain Project:

Paramount expects to perform multiple activities for its Grassy Mountain Project in the upcoming fiscal year. Paramount expects to submit a consolidated mining permit application and allocate resources for the application’s evaluation by the State of Oregon.  The Company will also submit a plan of operations with the Bureau of Land Management, which will initiate a federal environmental review process for the Grassy Mountain Project.  As previously reported, Ausenco will complete a feasibility study for the project.  In addition to its permitting activities, the Company will implement an exploration program on selective targets on the recently acquired Frost Project.

The Company has estimated costs of approximately $4 million for these activities for the fiscal year ending June 30, 2020.

Comparison of Operating Results for the year ended June 30, 2019 as compared to June 30, 2018

Results of Operations

We did not earn any revenue from mining operations for the years ended June 30, 2019 and 2018. During the year ended June 30, 2019, we completed various activities and milestones as described above in operating highlights.  Other normal course of business activities included filing annual mining claim fees with the BLM, reclamation work at the Sleeper mine site and on-going reviews of its mining claims were completed.

Net Loss

Our net loss for the year ended June 30, 2019 was $5,970,048 compared to a net loss of $6,068,154 in the previous year. The decrease of approximately 2%  is fully described below.  We will continue to incur losses for the foreseeable future as we continue with our planned exploration programs.

Expenses

Exploration and Land Holding Costs

For the year ended June 30, 2019, exploration expenses were $3,558,663 compared to $4,222,612 in the prior year.  This represents a decrease of 16% or $663,949.  In the current fiscal year, the Company completed activities related to the PFS on Grassy Mountain. Total exploration expenses at Grassy Mountain during the year were $2,722,292 .  For the year ended June 30, 2019, the Company continued developing mine design plans required to satisfy permit application requirements at the Grassy Mountain Project.  The Company also submitted its conditional land use permit application with the county of Malheur, the approval of which is a required component of the Company’s upcoming consolidated permit application with the state of Oregon for its Grassy Mountain Project.   Also included were other expenses related to the permitting activities in the state of Oregon.

For the year ended June 30, 2019, land holding costs increased by 17% or by $90,436 from the prior year to $610,018.  The increase was due to the additional claim fees payments and agreement payments related to the Cryla and Nevada Select transactions.

Salaries and Benefits

For the year ended June 30, 2019, salary and benefits increased by 41% or by $272,109 from the prior year to $929,179.   Salary and benefits is comprised of cash and stock based compensation of the Company’s executive and corporate administration teams.  The increase  reflects the addition of corporate management from the comparable prior year period.  Included in the salary and benefits expense amount for the year ended June 30, 2019 and 2018 was a non-cash stock based compensation of $231,527 and $71,335, respectively.

Professional Fees and General and Administration

For the year ended June 30, 2019, professional fees were $186,852 compared to $113,783 in the prior year.  This represents a increase of 64% or $73,069. For the year ended June 30, 2019, the Company incurred one-time legal fees related to permitting at its Grassy Mountain Project.

For the year ended June 30, 2019, general and administration expenses increased by 24% to $651,538 from $523,890 in the prior year.  The increase reflects additional general and administration expenses, increased compliance costs and increased travel and marketing expenses from the prior year.

Liquidity and Capital Resources

As an exploration and development company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand.  At June 30, 2019, we had cash and cash equivalents of $463,690 compared to $297,389 as at June 30, 2018.

The main uses of cash were comprised of the following material amounts:

•	Cash used to fund our operations which included general and administration expenses, land holding costs, exploration programs at our Grassy Mountain of $ 5,633,514.

Cash used in operating activities were offset by the following:

•	Cash received from the sale of a royalty on its Sleeper Gold Project of $1,927,659; and
•	Cash received from financing and exercise of warrants of $3,872,156.

 We anticipate our twelve month cash expenditures for our fiscal year ending June 30, 2020 to be as follows:

•	$1.7 million on corporate administration expenses (expenses include executive management and employee salaries, legal, audit, marketing and other general and administrative expenses)
•	$0.70 million on the Sleeper Gold Project (expenses include reclamation costs, employee salary and benefits, and land holding costs)
•

$4 million on the Grassy Mountain Project (expenses include consulting fees, land holding costs and general and administration expenses, environmental impact statement preparation, State of Oregon permit application and evaluation  activities)

Subsequent to the year-ended June 30, 2019, the issued 1,096,791 shares of common stock to Ausenco in exchange for services to complete a feasibility study at its Grassy Mountain Project.  The shares will be held in escrow until Ausenco delivers a feasibility study to the Company which is expected to be completed in our fiscal year ending June 30, 2020.

Subsequent to the year-ended June 30, 2019, the Company entered into definitive agreements with accredited investors to issue convertible notes in a private transaction (the “Transaction”).  Under the terms of the Transaction, Paramount has agreed to sell an aggregate of 5,478 notes at $975 per $1000 face amount with a four year maturity for aggregate proceeds of $5.34 million.  Each convertible note will bear interest rate of 7.5% per annum, payable semi-annually.  The principle amount of the convertible notes will be convertible at a price of $1.00 per share of Paramount common stock.

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

Contractual Obligations

The following table summarizes our obligations and commitments as of June 30, 2019 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5years
Accounts Payable & Accrued Liabilities	$980,311	$980,311	—	—	—
Asset Retirement Obligations	965,677	97,287	210,648	91,426	566,316
Total	$1,945,988	$1,077,598	$210,648	$91,426	$566,316

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

For stock option grants that have no market conditions that affect vesting, the Company uses the Black-Scholes option valuation model to value stock options granted. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates which are subjective and may not be representative of actual results. Changes in assumptions can materially affect estimates of fair values. For purposes of the calculation, the following assumptions were used for the fiscal years ended June 30, 2019 and 2018:

	2019	2018
WA Risk free interest rate	0%	2.54%
WA Expected dividend yield	0%	0%
WA Expected stock price volatility	0%	67.16%
WA Expected life of options	0 years	5 years

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework. Based on this assessment, our management concluded that, as of June 30, 2019, our internal control over financial reporting is effective based on those criteria.

Because we are an emerging growth company under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the year ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in the Company’s 2019 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2019 (the “2019 Proxy Statement”) and is hereby incorporated by reference thereto.

Item 11. Executive Compensation.

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2019 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2019 and is hereby incorporated by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2019 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2019 and is hereby incorporated by reference thereto.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2019 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2019 and is hereby incorporated by reference thereto.

Item 14. Principal Accounting Fees and Services.

The information required by Item 9(e) of Schedule 14A will be filed in the Company’s 2019 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended June 30, 2019 and is hereby incorporated by reference thereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following report and financial statements are filed together with this Annual Report:
(1)	Audited Consolidated Financial Statements of Paramount Gold Nevada Corp.

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2019 and 2018

Consolidated Statements of Operations for the years ended June 30, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended June 30, 2019 and 2018

Consolidated Statements of Stockholders’s Equity for the years ended June 30, 2019 and 2018

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

Company Name

Date: September 16, 2019	By:	/s/ Glen Van Treek
Glen Van Treek
(Director, CEO and President)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Glen Van Treek	Director and President (Principal Executive Officer)	September 16, 2019
Glen Van Treek

/s/ Carlo Buffone	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 16, 2019
Carlo Buffone

/s/ John Seaberg	Director	September 16, 2019
John Seaberg

/s/ Rudi Fronk	Director	September 16, 2019
Rudi Fronk

/s/ John Carden	Director	September 16, 2019
John Carden

/s/ Eliseo Gonzalez-Urien	Director	September 16, 2019
Eiseo Gonzalez-Urien

/s/ Christopher Reynolds	Director	September 16, 2019
Christopher Reynolds

/s/ Pierre Pelletier	Director	September 16, 2019
Pierre Pelletier

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Paramount Gold Nevada Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paramount Gold Nevada Corp. (the Company) as of June 30, 2019 and 2018 and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two year period ended June 30, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

Chartered Professional Accountants
We have served as the Company’s auditor since 2015. Vancouver, BC, Canada
September 16, 2019

PARAMOUNT GOLD NEVADA CORP.

Consolidated Balance Sheets

as of June 30, 2019 and 2018

	As at June 30,	As at June 30,
	2019	2018
Assets
Current Assets
Cash and cash equivalents	$463,690	$297,389
Prepaid and deposits	348,771	244,125
Other assets	—	16,292
Total Current Assets	812,461	557,806
Non-Current Assets
Mineral properties (Note 6)	47,055,132	48,860,386
Property and equipment	6,303	8,927
Reclamation bond (Note 7)	1,401,833	1,769,501
Total Non-Current Assets	48,463,268	50,638,814
Total Assets	$49,275,729	$51,196,620
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$980,310	$927,962
Reclamation and environmental obligation, current portion (Note 7)	97,287	101,593
Total Current Liabilities	1,077,597	1,029,555
Non-Current Liabilities
Reclamation and environmental obligation, non-current portion (Note 7)	868,390	970,958
Total Liabilities	1,945,987	2,000,513
Stockholders' Equity
Common stock, par value $0.01, 50,000,000 authorized shares, 26,519,954 issued and outstanding at June 30, 2019 and 23,074,954 issued and outstanding at June 30, 2018 (Note 5)	265,200	230,750
Additional paid in capital	94,764,730	90,695,497
Deficit	(47,700,188)	(41,730,140)
Total Stockholders' Equity	47,329,742	49,196,107
Total Liabilities and Stockholders' Equity	$49,275,729	$51,196,620

The accompanying notes are an integral part of these consolidated financial statements.

Commitments and Contingencies: Note 12

Subsequent Events: Note 13

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Operations and Comprehensive Loss

for the Years ended June 30, 2019 and 2018

	For the Year Ended June 30, 2019	For the Year Ended June 30, 2018
Revenue
Other income (Note 8)	$400,388	$344,632
Total Revenue	400,388	344,632
Expenses
Exploration (Note 9)	3,558,663	4,222,612
Land holding costs (Note 9)	610,018	519,582
Professional fees	186,852	113,783
Salaries and benefits	929,179	657,070
Directors compensation	153,033	120,123
General and administrative	651,538	523,890
Insurance	130,720	117,824
Depreciation	2,624	3,732
Accretion (Note 7)	165,505	150,736
Total Expenses	6,388,132	6,429,352
Net Loss before other items	5,987,744	6,084,720
Other items
Interest income	(27,177)	(22,176)
Interest and service charges	9,481	5,610
Net Loss before Income Taxes	5,970,048	6,068,154
Net Loss and Comprehensive Loss	5,970,048	6,068,154
Loss per Common share
Basic	$0.23	$0.28
Diluted	$0.23	$0.28
Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	25,855,541	21,566,242
Diluted	25,855,541	21,566,242

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Stockholders’ Equity

for the Years ended June 30, 2019 and 2018

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2017	17,779,954	$177,800	$84,050,214	$(35,661,986)	$48,566,028
Stock based compensation	—	—	71,335	—	71,335
Capital issued for financing (Note 5)	5,295,000	52,950	6,573,948	—	6,626,898
Net loss	—	—	—	(6,068,154)	(6,068,154)
Balance at June 30, 2018	23,074,954	$230,750	$90,695,497	$(41,730,140)	$49,196,107
Stock based compensation	—	—	231,527	—	231,527
Capital issued for financing (Note 5)	2,400,000	24,000	2,887,286	—	2,911,286
Capital issued for warrant exercise (Note 5)	1,045,000	10,450	950,420	—	960,870
Net loss	—	—	—	(5,970,048)	(5,970,048)
Balance at June 30, 2019	26,519,954	$265,200	$94,764,730	$(47,700,188)	$47,329,742

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Cash Flows

for the Years ended June 30, 2019 and 2018

	For the Year Ended June 30, 2019	For the Year Ended June 30, 2018
Net Loss	$(5,970,048)	$(6,068,154)
Adjustment for:
Depreciation	2,624	3,732
Stock based compensation	231,527	71,335
Accretion expense (Note 7)	165,505	150,736
Interest earned on reclamation bond	(27,117)	(22,158)
(Increase) decrease in accounts receivable	—	15,804
(Increase) decrease in other assets	16,292	(16,292)
(Increase) decrease in prepaid expenses	(104,646)	(30,517)
Increase (decrease) in accounts payable and accrued liabilities	52,348	54,835
Cash used in operating activities	(5,633,515)	(5,840,679)
Purchase of mineral properties	—	(2,400,000)
Sale of royalty on mineral property (Note 6)	1,927,660	—
Cash provided by (used in) investing activities	1,927,660	(2,400,000)
Capital issued for financing (Note 5)	2,911,286	6,626,898
Capital issued for warrant exercise (Note 5)	960,870	—
Cash provided by financing activities	3,872,156	6,626,898

Change in cash during year	166,301	(1,613,781)
Cash at beginning of year	297,389	1,911,170
Cash at end of year	$463,690	$297,389

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

Basis of Presentation and Preparation

The consolidated financial statements are prepared by management in accordance with U.S. generally accepted accounting principles (‘U.S. GAAP”) and are presented in US dollars.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.

Foreign Currency Translation and Transactions

The Company’s functional and reporting currency is the United States dollar. Foreign denominated monetary assets and liabilities are translated into their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenues and expenses are translated at average rates of exchange during the period. Related translation adjustments as well as gains or losses resulting from foreign currency transactions are reported as part of operating expenses on the statement of operations.

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

Significant estimates made by management in the accompanying consolidated financial statements include the adequacy of the Company’s reclamation and environmental obligation, share based compensation, warrant valuation, valuation of deferred tax asset, and assessment of impairment of mineral properties.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash and cash equivalents. The carrying amount of these securities approximates fair value because of the short-term maturity of these instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents.  The Company maintains cash in accounts which may, at times, exceed federally insured limits.  At June 30, 2019, there were no balances that were in excess of federally insured limits.  The Company deposits its cash with financial institutions which it believes have sufficient credit quality to minimize the risk of loss.

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

Acquisition costs include cash consideration and the fair market value of shares issued on the acquisition of mineral properties. Net proceeds from the sale of royalties are deducted from the carrying value of the mineral properties.

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

Long-Lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount exceeds fair value.

Reclamation and Environmental Obligation

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

For the years ended June 30, 2019 and 2018, the shares of common stock equivalents related to outstanding stock options have not been included in the diluted per share calculation as they are anti-dilutive as the Company has recorded a net loss from continuing operations for each year.

Revenue Recognition

The Company adopted Accounting Standards Code Topic 606, “Revenue from Contracts with Customers” (“Topic 606”) with a date of initial application of July 1, 2018. As a result of this adoption, the Company has changed its accounting policy for revenue recognition. Revenue is measured based on the amount of consideration that is expected to be received by the Company for providing goods or services under a contract with a customer, which is initially estimated with pricing specified in the contract and adjusted primarily for sales returns, discounts and other credits at contract inception then updated each reporting period. The Company recognizes revenue when persuasive evidence of a contract with a customer exists and a performance obligation is identified and satisfied as the customer obtains control of the goods or services.

Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

When the Company performs shipping and handling activities after the customer obtains control of the goods, the Company accounts for the costs as fulfillment costs which are included in cost of revenues, as allowed under Topic 606.

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

Note 2. Recent Accounting Guidance

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments provide cash flow statement classification guidance for:

1. Debt Prepayment or Debt Extinguishment Costs;

2. Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing;

3. Contingent Consideration Payments Made after a Business Combination;

4. Proceeds from the Settlement of Insurance Claims;

5. Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies;

6. Distributions Received from Equity Method Investees;

7. Beneficial Interests in Securitization Transactions; and

8. Separately Identifiable Cash Flows and Application of the Predominance Principle.

The Company’s adoption of this guidance on July 1, 2018 did not have a material impact on the Company’s related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments─Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities to improve the recognition and measurement of financial instruments the new guidance makes targeted improvements to existing U.S. GAAP by:

•

Requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income;

•	Requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes;
•

Requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements;

•	Eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities;
•

Eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and

•

Requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.

The new guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company’s adoption of this guidance on July 1, 2018, did not have a material impact on the Company’s consolidated results of operations, financial position and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within that reporting period. These amendments clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  These changes were adopted for the Company’s fiscal year beginning July 1, 2018 and did not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.

In February 2017, the FASB issued ASU No. 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 is effective for fiscal years beginning after December 15, 2017, and interim periods within that reporting period. The amendments clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Subtopic 610- 20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. The Company’s adoption of this guidance on July 2018, did not have a material impact on the Company’s consolidated results of operations, financial position and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. These changes will be effective for the Company's fiscal year beginning July 1, 2019. The Company is currently evaluating the potential impact of implementing these changes on the Company's consolidated financial position, results of operations, and cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses.  The changes will be effective for the Company’s fiscal year beginning July 1, 2020.  Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company is currently evaluating the potential impact.  The Company is currently evaluating the potential impact of implementing these changes on the Company's consolidated financial position, results of operations, and cash flows.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement.  These changes will be effective for the Company’s fiscal year beginning July 1, 2020.  The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted.  The Company is currently evaluating the potential impact of implementing these changes on the Company's consolidated financial position, results of operations, and cash flows.

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

		Fair Value at June 30, 2019			June 30, 2018
Assets	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$463,690	463,690	—	—	$297,389

The Company’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash and cash equivalents that are valued based on quoted market prices in active markets are primarily comprised of commercial paper, short-term certificates of deposit and U.S. Treasury securities.

Note 4. Non-Cash Transactions

During the years ended June 30, 2019 and 2018, the Company did not enter into any non-cash activities.

Note 5. Capital Stock

Authorized Capital

Authorized capital stock consists of 50,000,000 common shares with par value of $0.01 per common share (2018- 50,000,000 common shares with par value $0.01 per common share).

During the year-ended June 30, 2019, the Company issued 2,400,000 units at $1.25 per unit for aggregate proceeds of $3 million. Share issuance costs were $0.09 million for net proceeds of $2.91 million. Each unit consists of one share of common stock and one warrant to purchase one-half of a share of common stock.  Each warrant will have a two year term and will be exercisable at the following exercise prices: in the first year at $1.30 per share and in the second year at $1.50 per share.  Also during the year ended June 30, 2019, the Company issued 1,045,000 shares from the exercising of warrants for gross proceeds of $0.96 million.

During the year-ended June 30, 2018, the Company issued 5,295,000 shares of its common stock.  The issuance was a result of a public offering of 3,520,000 shares of common stock for gross proceeds of $4.9 million and of a private placement of 1,775,000 shares of common stock for gross proceeds of $2.5 million.  Share issuance costs were $0.79 million for net proceeds of $6.6 million.

At June 30, 2019 there were 26,519,954 common shares issued and outstanding (June 30, 2018 - 23,074,954 common shares).

Warrants

A summary of warrant exercisable into common stock as of June 30, 2019, and changes during year ended is presented below:

	Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at July 1, 2018	1,045,000	$2.13	1.67	—
Issued	1,200,000	1.40	1.03	—
Exercised	(1,045,000)	0.93	—	—
Outstanding at June 30, 2019	1,200,000	$1.40	1.03	—

During the year-ended June 30, 2019, the Company repriced 1,045,000 warrants that were issued and outstanding with an exercise price of $2.25 to an exercise price of $0.93.  As a result, 1,045,000 warrants were exercised during the year-ended June 30, 2019.

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

The fair value of option awards that have market conditions are estimated on the date of grant using a Monte-Carlo Simulation valuation model.  The award’s grant date fair value is determined by taking the average of the grant date fair values under each of many Monte Carlo trials.  There were no options granted during the fiscal years ended June 30, 2019 and 2018 with market conditions.

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

	2019	2018
Weighted average risk-free interest rate	0.00%	2.54%
Weighted-average volatility	0.00%	67.16%
Expected dividends	0.00	0.00
Weighted average expected term (years)	—	5
Weighted average fair value	$—	$0.78

A summary of option activity under the Stock Incentive and Compensation Plan  as of June 30, 2019, and changes during the year then ended is presented below.

Options	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
Outstanding at July 1, 2018	1,568,995	$1.50	2.86
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2019	1,568,995	$1.50	1.94	$—
Exercisable at June 30, 2019	1,228,335	$1.50	1.52	$—

A summary of the status of Paramount’s non-vested shares as of June 30, 2019 and changes during the year ended June 30, 2019 is presented below.

Non-vested Options	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at July 1, 2018	557,329	$0.79
Granted	—	—
Vested	216,669	0.93
Forfeited	—	—
Nonvested at June 30, 2019	340,660	$1.47

As of June 30, 2019 and 2018, there was $108,003 and $330,071 respectively of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the employee share option plan. That cost is expected to be recognized over a weighted-average period of 1.28 years. The total fair value of shares vested during the years ended June 30, 2019 and 2018, was $202,121 and $nil, respectively.

Note 6. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	June 30, 2019	June 30, 2018
Sleeper	$23,869,404	$25,674,658
Grassy Mountain	23,185,728	23,185,728
	$47,055,132	$48,860,386

Sleeper:

Sleeper is located in Humbolt County, Nevada approximately 26 miles northwest of the town of Winnemucca.  The Sleeper Gold Mine consists of 2,322 unpatented mining claims totaling approximately 38,300 acres.

During the year-ended June 30, 2019, the Company sold to Franco Nevada U.S. Corporation (“Franco”) a two percent (2%) net smelter return royalty on minerals produced from its Sleeper Gold property for gross cash proceeds of $2,000,000.  Net proceeds of the transaction of $1,927,659 decreased the carrying value of the Sleeper property.  This decrease was offset by the change in reclamation and environmental obligation of $122,406 (Note 7).

Grassy Mountain:

The Grassy Mountain Project is located in Malheur County, Oregon, approximately 22 miles south of Vale, Oregon, and roughly 70 miles west of Boise, Idaho. It consists of 442 federal mining claims, 3 patented lode claims, and various leased fee land surface and surface/mineral rights, all totaling approximately 9,300 acres.

During the year ended June 30, 2018, Paramount exercised its option to reduce the existing Net Smelter Royalty (“NSR”) from 6% down to 1.5% and to acquire all rights to the private land at Grassy Mountain Project in Oregon for a total payment of $2.4 million.

.

Note 7. Reclamation and Environmental Obligation:

The Company holds an insurance policy which is in effect until 2033 related to its Sleeper Gold Project.  The policy covers reclamation costs up to an aggregate of $25 million in the event the Company’s bond is insufficient to cover any mandated reclamation obligations.

As a part of its insurance program, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account and reclamation bonds at June 30, 2019 is $1,401,833 (June 30, 2018 - $1,769,501).

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

The current undiscounted estimate of the reclamation costs for existing disturbances at the Sleeper Gold Project is $3,977,751 as required by U.S Bureau of Land Management and the Nevada Department of Environmental Protection. Assumptions used to compute the asset retirement obligations for the year ended June 30, 2019 for the Sleeper Gold Project included a credit adjusted risk free rate and inflation rate of 9.76% (2018 – 9.76%) and 1.6% (2018 – 2.0%), respectively. Expenses are expected to be incurred between the years 2019 and 2056.

Changes to the Company’s reclamation and environmental obligation for the year ended June 30, 2019 are as follows:

	June 30, 2019	June 30, 2018
Balance at beginning of year	$1,072,551	$1,261,034
Accretion expense	165,505	150,736
Payments	(394,785)	(339,219)
Change in estimate of existing obligation	122,406	—
Balance at end of year	$965,677	$1,072,551

The balance of the reclamation and environmental obligation of $965,677 (2018 - $1,072,551) is comprised of a current portion of $97,287 (2018 - $101,593) and a non-current portion of $868,390 (2018 - $970,958).

Note 8. Other Income

The Company’s other income details were as follows:

	Year Ended	Year Ended
	2019	2018
Re-imbursement of reclamation costs	$394,785	$339,219
Leasing of water rights to third party	5,520	5,413
Reimbursement of workers compensation insurance	83	—
Total	$400,388	$344,632

Note 9. Segmented Information

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses and mineral property carrying values by material project for the year ended June 30, 2019:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at June 30, 2019
Sleeper Gold Project	$836,371	$409,931	$23,869,404
Grassy Mountain Project	2,722,292	200,087	23,185,728
	$3,558,663	$610,018	$47,055,132

Expenses and mineral property carrying values by material project for the year ended June 30, 2018:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at June 30, 2018
Sleeper Gold Project	$761,296	$409,837	$25,674,658
Grassy Mountain Project	3,461,316	109,745	23,185,728
	$4,222,612	$519,582	$48,860,386

Note 10. Income Taxes

At June 30, 2019, the Company has net operating loss carry forwards of $43,150,088 (2018 - $38,238,601) expiring between the years 2020 and 2037 which are available to reduce future taxable income. The tax effects of the significant components within the Company’s deferred tax asset (liability) at June 30, 2019 and 2018 are as follows:

United States	2019	2018
Mineral properties	$390,422	$166,476
Asset retirement obligation	177,087	225,236
Stock options	313,519	264,898
Net operating losses	9,061,518	8,042,088
	$9,942,546	$8,698,698
Valuation allowance	(9,942,546)	(8,698,698)
Net deferred tax asset	$—	—

The income tax recovery differs from the amounts computed by applying statutory tax to pre-tax losses as a result of the following:

	2019	2018
Income (Loss) before taxes	$(5,970,048)	$(6,068,154)
US Statutory tax rate	21.00%	21.00%
Expected income tax (recovery)	(1,253,710)	(1,274,312)
Non-deductible items	2,190	98
Change in estimates	7,671	(1,609,037)
Other items	—	—
Change in tax rates	—	4,596,096
Change in valuation allowance	1,243,849	(1,712,825)
Total income taxes (recovery)	$—	$—
Current tax expense (recovery)	—	—
Deferred tax expense (recovery)	—	—
	$—	$—

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

As at June 30, 2019 and 2018, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company is subject to income taxation at the federal and state levels. The Company is subject to US federal tax examinations for the tax years 2011 through 2019. Loss carryforwards generated or utilized in years earlier than 2010 are also subject to examination and adjustment. The Company has no income tax examinations in process.

Note 11. Summary of Quarterly Financial Data (Unaudited)

The following table sets forth a summary of the unaudited quarterly results of operations for the years ended June 30, 2019 and 2018:

2019	Q1	Q2	Q3	Q4
Revenue	$104,521	$79,269	$212,746	$3,852
Net loss before other items	1,063,362	1,443,055	1,178,809	2,302,518
Net loss	1,058,893	1,430,323	1,173,413	2,307,419
Net loss per Common Share
Basic	$0.04	$0.06	$0.04	$0.09
Diluted	$0.04	$0.06	$0.04	$0.09

2018	Q1	Q2	Q3	Q4
Revenue	$85,548	$—	$22,260	$236,824
Net loss before other items	1,084,587	1,821,217	1,665,511	1,513,405
Net loss (income)	1,082,719	1,818,890	1,658,748	1,507,797
Net loss (income) per Common Share
Basic	$0.06	$0.08	$0.07	$0.07
Diluted	$0.06	$0.08	$0.07	$0.07

Note 12. Commitments and Contingencies:

Lease Commitments

The Company has office premises leases that expire at various dates until June 30, 2021.  The aggregate minimum rentals payable for these operating leases are as follows:

Year	Total Amount
2020	$10,364
2021	$10,575

During the year ended June 30, 2019, $56,095 was recognized as rent expense in the consolidated statements of operations and comprehensive loss.

Other Commitments

During the year ended June 30, 2019, Paramount entered into an agreement to acquire 44 mining claims (“Cryla Claims”) covering 589 acres located immediately to the west of the proposed Grassy Mountain site from Cryla LLC.  Paramount will make annual lease payments of $40,000 per year the first two years of the lease term and $60,000 per year thereafter with an option to purchase the Cryla Claims for $560,000 at any time.  The term of the agreement is 25 years.  In the event Paramount exercises its option to acquire the Cryla Claims, all annual payments shall be credited against a production royalty that will be based a prevailing price of the metals produced from the Cryla Claims.  The royalty rate ranges between 2% and 4% based on the daily price of gold. The agreement with Cryla can be terminated by Paramount at any time. Paramount made the annual lease payment of $40,000 as required by the agreement during the year ended June 30, 2019.  The Cryla Claims are without known mineral reserves and there is no current exploratory work being performed.

During the year ended June 30, 2019, Paramount entered into an agreement with Nevada Select Royalty (“Nevada Select”) to purchase 100% in the Frost Project, which consists of 40 mining claims located approximately 12 miles west of its Grassy Mountain Project.  A total consideration of $250,000 payable to Nevada Select will be based on certain events over time.  Upon signing the agreement, Paramount made a payment of $10,000 to Nevada Select.  Nevada Select will retain a 2% NSR on the Frost Claims and Paramount has the right to reduce the NSR to 1% for a payment of $1 million.  The Frost Claims are without known mineral reserves.

Note 13. Subsequent Events

Subsequent to June 30, 2019, the Company issued 1,096,791 shares at $0.78 to Ausenco in exchange for services to complete a feasibility study at its Grassy Mountain Project. The shares will be held in escrow until Ausenco delivers a feasibility study to the Company.

Subsequent to June 30, 2019, the Company entered into definitive agreements with accredited investors to issue convertible notes in a private transaction (the “Transaction”).  Under the terms of the Transaction, Paramount has agreed to sell an aggregate of 5,478 notes at $975 per $1000 face amount with a four year maturity for aggregate proceeds of $5.34 million.  Each convertible note will bear interest rate of 7.5% per annum, payable semi-annually.  The principle amount of the convertible notes will be convertible at a price of $1.00 per share of Paramount common stock.