Form 10-Q
period 2019-09-30
Paramount Gold Nevada Corp.
filed 2019-11-06
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of registrant’s Common Stock outstanding, $0.01 par value per share, as of November 4, 2019 was 27,616,745.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	PZG	NYSE American

Table of Contents

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Interim Balance Sheets as of September 30, 2019 and June 30, 2019 (Unaudited)	2
	Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three Months Ended September 30, 2019 and September 30, 2018 (Unaudited)	3
	Condensed Consolidated Interim Statements of Shareholders’ Equity for the Three Months Ended September 30, 2019 and Year ended June 30, 2019 (Unaudited)	4
	Condensed Consolidated Interim Statements of Cash Flows for the Three Months Ended September 30, 2019 and September 30, 2018 (Unaudited)	5
	Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION
Item 1A.	Risk Factors	19
Item 4.	Mine Safety Disclosures	19
Item 6.	Exhibits	20

Signatures	Directors, Executive Officers and Corporate Governance	21

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

as at September 30, 2019 and June 30, 2019

(Unaudited)

	As at September 30,	As at June 30,
	2019	2019
Assets
Current Assets
Cash and cash equivalents	$4,187,587	$463,690
Prepaid expenses and other	1,648,763	348,771
Total Current Assets	5,836,350	812,461
Non-Current Assets
Mineral properties (Note 7)	47,055,132	47,055,132
Reclamation bond (Note 8)	1,382,895	1,401,833
Property and equipment	5,839	6,303
Total Non-Current Assets	48,443,866	48,463,268
Total Assets	$54,280,216	$49,275,729
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$784,471	$980,310
Reclamation and environmental obligation, current portion (Note 8)	97,287	97,287
Total Current Liabilities	881,758	1,077,597
Non-Current Liabilities
Convertible Debt (Note 6)	5,204,452	—
Reclamation and environmental obligation, non-current portion (Note 8)	866,309	868,390
Total Liabilities	6,952,519	1,945,987
Stockholders' Equity
Common stock, par value $0.01, 50,000,000 authorized shares, 27,616,745 issued and outstanding at September 30, 2019 and 26,519,954 issued and outstanding at June 30, 2019	276,168	265,200
Additional paid in capital	95,758,216	94,764,730
Deficit	(48,706,687)	(47,700,188)
Total Stockholders' Equity	47,327,697	47,329,742
Total Liabilities and Stockholders' Equity	$54,280,216	$49,275,729

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

for the Three Month Periods ended September 30, 2019 and 2018

(Unaudited)

	For the Three Month Period Ended September 30, 2019	For the Three Month Period Ended September 30, 2018
Revenue
Other income (Note 9)	$31,359	$104,521
Total Revenue	31,359	104,521
Expenses
Exploration	458,572	471,816
Land holding costs	137,577	161,776
Professional fees	23,636	41,582
Salaries and benefits	207,767	245,407
Directors compensation	24,587	26,271
General and administrative	112,124	147,142
Insurance	35,226	31,854
Depreciation	464	659
Accretion (Note 8)	23,647	41,376
Total Expenses	1,023,600	1,167,883
Net Loss before Other Expense	992,241	1,063,362
Other Expense (Income)
Interest income	(6,797)	(6,515)
Interest and service charges	21,055	2,046
Net Loss before Income Taxes	1,006,499	1,058,893
Net Loss and Comprehensive Loss	$1,006,499	$1,058,893

Loss per Common Share
Basic	$0.04	$0.04
Diluted	$0.04	$0.04
Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	27,080,271	25,187,997
Diluted	27,080,271	25,187,997

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity

for the Three Month Period Ended September 30, 2019 and Years ended June 30, 2019 and 2018

(Unaudited)

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2018	23,074,954	$230,750	$90,695,497	$(41,730,140)	$49,196,107
Stock based compensation	—	—	231,527	—	231,527
Capital issued for financing (Note 5)	2,400,000	24,000	2,887,286	—	2,911,286
Capital issued for warrant exercise (Note 5)	1,045,000	10,450	950,420	—	960,870
Net loss	—	—	—	(5,970,048)	(5,970,048)
Balance at June 30, 2019	26,519,954	$265,200	$94,764,730	$(47,700,188)	$47,329,742
Stock based compensation	—	—	28,310	—	28,310
Capital issued for services (Note 4)	1,096,791	10,968	965,176	—	976,144
Net loss	—	—	—	(1,006,499)	(1,006,499)
Balance at September 30, 2019	27,616,745	276,168	95,758,216	(48,706,687)	47,327,697

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Cash Flows

for the Three Month Periods ended September 30, 2019 and 2018

(Unaudited)

	For the Three Month Period Ended September 30, 2019	For the Three Month Period Ended September 30, 2018
Net Loss	$(1,006,499)	$(1,058,893)
Adjustment for:
Depreciation	464	659
Share based payments	976,144	—
Stock based compensation	28,310	61,793
Amortization of debt issuance costs	2,645	—
Interest expense	15,758	—
Accretion expense (Note 8)	23,647	41,376
Interest earned on reclamation bond	(6,790)	(6,508)
(Increase) decrease in accounts receivable	—	16,292
(Increase) decrease in prepaid expenses	(1,299,992)	(310,552)
Increase (decrease) in accounts payable	(211,597)	(386,906)
Cash used in operating activities	(1,477,910)	(1,642,739)
Cash used in investing activities	—	—
Capital issued for financing (Note 5)	—	2,911,286
Convertible debt issued (Note 6)	5,201,807	—
Cash provided by financing activities	5,201,807	2,911,286

Change in cash during period	3,723,897	1,268,547
Cash at beginning of period	463,690	297,389
Cash at end of period	$4,187,587	$1,565,936

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

The condensed consolidated interim financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), are presented in US dollars and follow the same accounting policies and methods of their application as the most recent annual financial statements.   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended June 30, 2019.

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company’s financial statements at September 30, 2019 except as disclosed in Note 12.

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

Significant estimates made by management in the condensed consolidated interim financial statements include the adequacy of the Company’s reclamation and environmental obligation, share based compensation, warrant valuation, valuation of deferred tax assets and liabilities, and assessment of impairment of mineral properties.

Cash and Cash Equivalents

All highly liquid cash equivalent investments with maturities of three months or less at the date of purchase are classified as cash and cash equivalents. The carrying amount of these securities approximates fair value because of the short-term maturity of these instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents.  The Company maintains cash and cash equivalents in accounts which may, at times, exceed federally insured limits.  At September 30, 2019, the Company had $3.89 million of balances in excess of federally insured limits.  We deposit our cash with financial institutions which we believe have sufficient credit quality to minimize the risk of loss.

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

Net Loss per Common Share

Basic loss/income per share is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during each period.  Diluted loss or income per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

For the three periods ended September 30, 2019 and 2018, the shares of common stock equivalents related to outstanding stock options and convertible notes have not been included in the diluted per share calculation as they are anti-dilutive as the Company has recorded a net loss from continuing operations for those periods.

Note 2. Recent Accounting Guidance

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. These changes will be effective for the Company's fiscal year beginning July 1, 2019. The Company adoption of this guidance on July 1, 2019 did not have a material effect on the Company's consolidated financial position, results of operations, cash flows and related disclosures.

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

Note 3. Fair Value Measurements

Fair value accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The fair value of financial assets and liabilities carried at book value by level within the fair value hierarchy in the Condensed Consolidated Interim Balance Sheets at September 30, 2019 and June 30, 2019 are presented in the following table:

		Fair Value at September 30, 2019			June 30, 2019
	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,187,587	4,187,587	—	—	$463,690
Convertible debt	$5,204,452	—	5,204,452	—	$—

The Company’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy due to their short-term nature.  Convertible debt is classified within Level 2 of the fair value hierarchy, carried at book value and is assumed to approximate fair value due to being recently acquired.

.

Note 4. Non-Cash Transactions

During the three month period ended September 30, 2019, the Company issued 1,096,791 shares to Ausenco Engineering USA South Inc. (“Ausenco”) in exchange for services valued at $976,144 to complete a feasibility study at its Grassy Mountain Project.  The shares are being held in escrow until Ausenco delivers a feasibility study to the Company.

During the three month period ended September 30, 2018, the Company did not enter into any material non-cash activities.

Note 5. Capital Stock

Authorized Capital

Authorized capital stock consists of 50,000,000 common shares with par value of $0.01 per common share (June 30, 2019 – 50,000,000 common shares with par value $0.01 per common share).

During the three-month period ended September 30, 2019, the Company issued 1,096,791 shares at $0.89 to Ausenco in exchange for services to complete a feasibility study at its Grassy Mountain Project (Note 4).

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

At September 30, 2019 there were 27,616,745 common shares issued and outstanding (June 30, 2019 – 26,519,954 common shares).

Warrants

A summary of warrants exercisable into common stock activity as of September 30, 2019, and changes during the three month period ended is presented below:

	Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at July 1, 2019	1,200,000	$1.40	1.03	—
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2019	1,200,000	$1.40	0.78	—

Stock Options and Stock Based Compensation

Paramount’s 2015 and 2016 Stock Incentive and Compensation Plans, which are stockholder-approved, permits the grant of stock options and stock to its employees for up to 2.169 million shares of common stock.  Option awards are generally granted with an exercise price equal to the market price of Paramount’s stock at the date of grant and have contractual lives of 5 years.  To better align the interests of its key executives and employees with those of its stockholders, a significant portion of those stock option awards will vest contingent upon meeting certain stock price appreciation performance goals. Option and stock awards provide for accelerated vesting if there is a change in control (as defined in the employee stock option plan).

During the three month period ending September 30, 2019, the Company did not grant any stock options.

A summary of option activity under the Stock Incentive and Compensation Plan as of September 30, 2019, and changes during the three month period ended are presented below:

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2019	1,568,995	$1.50	1.94	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at September 30, 2019	1,568,995	$1.50	1.69	$—
Exercisable at September 30, 2019	1,228,335	$1.50	1.27	$—

A summary of the status of Paramount’s non-vested options as of July 1, 2019 and changes during the three month period ended September 30, 2019 is presented below.

Non-vested Options	Options	Weighted- Average Grant- Date Fair Value
Non-vested at July 1, 2019	340,660	$1.47
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at September 30, 2019	340,660	$1.47

As of September 30, 2019, there was $79,694 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the employee share option plan. That cost is expected to be recognized over a weighted-average period of 1.13 years. The total fair value of share based compensation arrangements vested during the three month period ended September 30, 2019 and 2018, was $28,310 and $nil, respectively.

Note 6. Convertible Debt

	Debt
	September 30, 2019		June 30, 2019
	Current	Non-Current	Current	Non-Current
2023 Secured Convertible Notes	$—	$5,477,690	$—	$—
Less: unamortized discount and issuance costs	—	(273,238)	—	—
	$—	$5,204,452	$—	$—

In September 2019, the Company completed a private offering of 5,478 Senior Secured Convertible Notes (“2019 Convertible Notes”) at $975 per $1,000 face amount due in 2023.  Each 2019 Convertible Note will bear an interest rate of 7.5% per annum, payable semi-annually.  The principal amount of the 2019 Convertible Notes will be convertible at a price of $1.00 per share of Paramount common stock.  Unamortized discount and issuance costs of $275,883 will be amortized as an additional interest expense over the four year term of the 2019 Convertible Notes.  During the period ended September 30, 2019, the Company amortized $2,645 of discount and issuance costs.  At any point after the second anniversary of the issuance of the convertible notes, Paramount may force conversion if the share price of its common stock remains above $1.75 for 20 consecutive trading days. The convertible notes are secured by a lien on all assets of the Company and the Company is required to maintain a working capital balance of $250,000.

Note 7. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	September 30, 2019	June 30, 2019
Sleeper	$23,869,404	$23,869,404
Grassy Mountain	23,185,728	23,185,728
	$47,055,132	$47,055,132

Sleeper:

Sleeper is located in Humboldt County, Nevada approximately 26 miles northwest of the town of Winnemucca.  The Sleeper Gold Mine consists of 2,322 unpatented mining claims totaling approximately 38,300 acres.

Grassy Mountain:

The Grassy Mountain Project is located in Malheur County, Oregon, approximately 22 miles south of Vale, Oregon, and roughly 70 miles west of Boise, Idaho. It consists of 442 unpatented lode claims, 3 patented lode claims, and various leased fee land surface and surface/mineral rights, all totaling approximately 9,300 acres.

Note 8. Reclamation and Environmental:

The Company holds an insurance policy which is in effect until 2033 related to its Sleeper Gold Project.  The policy covers reclamation costs up to an aggregate of $25 million in the event the Company’s bond is insufficient to cover any mandated reclamation obligations.

As a part of its insurance policy, the Company has funds in a commutation account and reclamation bonds which are used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account and reclamation bonds at September 30, 2019 is $1,382,895 (June 30, 2019- $1,401,833).

Reclamation and environmental costs are based principally on legal requirements.  Management estimates costs associated with reclamation of mineral properties and properties under mine closure.  On an ongoing basis the Company evaluates its estimates and assumptions, however, actual amounts could differ from those based on estimates and assumptions.

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

The current undiscounted estimate of the reclamation costs for existing disturbances at the Sleeper Gold Project is $3,977,751 as required by the U.S Bureau of Land Management and the Nevada Department of Environmental Protection. Assumptions used to compute the asset retirement obligations as at September 30, 2019 and June 30, 2019 for the Sleeper Gold Project included a credit adjusted risk free rate and inflation rate of 9.76% (June 30, 2019– 9.76%) and 1.1% (June 30, 2019 – 1.1%), respectively. Expenses are expected to be incurred between the years 2019 and 2056.

Changes to the Company’s asset retirement obligations for the three-month period ended September 30, 2019 and the year ended June 30, 2019 are as follows:

	Three Month Period 2019	Year Ended June 30, 2019
Balance at beginning of period	$965,677	$1,072,551
Accretion expense	23,647	165,505
Payments	(25,728)	(394,785)
Change in estimate of existing obligation	—	122,406
Balance at end of period	$963,596	$965,677

The balance of the asset retirement obligation of $963,596 at September 30, 2019 (June 30, 2019 -$965,677 ) is comprised of a current portion of $97,287 (June 30, 2019 -$97,287 ) and a non-current portion of $866,308 (June 30, 2019 -$868,390).

Note 9. Other Income

The Company’s other income details for the three-month period ended September 30, 2019 and 2018 were as follows:

	Three Month Period	Three Month Period
	2019	2018
Re-imbursement of reclamation costs	$25,728	$99,001
Leasing of water rights to third party	5,631	5,520
Total	$31,359	$104,521

Note 10. Segmented Information:

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses and mineral property carrying values by material project for the three-month period ended September 30, 2019:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at September 30, 2019
Sleeper Gold Project	$108,197	$102,799	$23,869,404
Grassy Mountain Project	350,375	34,778	23,185,728
	$458,572	$137,577	$47,055,132

Expenses for the three-month period ended September 30, 2018 and mineral property carrying values as at June 30, 2019 by material project:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at June 30, 2019
Sleeper Gold Project	$157,440	$107,688	$23,869,404
Grassy Mountain Project	314,376	54,088	23,185,728
	$471,816	$161,776	$47,055,132

Note 11. Commitments and Contingencies:

Lease Commitments

The Company has office premises leases that expire on June 30, 2021.  The aggregate minimum rentals payable for these operating leases are as follows:

Year	Total Amount
2020	$7,773
2021	$10,575

During the three month period ended September 30, 2019, $16,116 was recognized as rent expense in the statement of operations and comprehensive loss/income.

Other Commitments

Paramount has an agreement to acquire 44 mining claims (“Cryla Claims”) covering 589 acres located immediately to the west of the proposed Grassy Mountain site from Cryla LLC.  Paramount will make annual lease payments of $40,000 per year the first two years of the lease term and $60,000 per year thereafter with an option to purchase the Cryla Claims for $560,000 at any time.  The term of the agreement is 25 years.  In the event Paramount exercises its option to acquire the Cryla Claims, all annual payments shall be credited against a production royalty that will be based a prevailing price of the metals produced from the Cryla Claims.  The royalty rate ranges between 2% and 4% based on the daily price of gold. The agreement with Cryla can be terminated by Paramount at any time. All lease payments under the agreement are up-to-date and no other payments were made during the three month period ending September 30, 2019.  The Cryla Claims are without known mineral reserves and there is no current exploratory work being performed.

Paramount has an agreement with Nevada Select Royalty (“Nevada Select”) to purchase 100% in the Frost Project, which consists of 40 mining claims located approximately 12 miles west of its Grassy Mountain Project.  A total consideration of $250,000 payable to Nevada Select will be based on certain events over time.  Nevada Select will retain a 2% NSR on the Frost Claims and Paramount has the right to reduce the NSR to 1% for a payment of $1 million.  All required payments under the agreement are up-to-date as of September 30, 2019.  The Frost Claims are without known mineral reserves.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give the Company's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company's current plans, and the Company's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, and in the risk factors on Form 10-K that was filed with the U.S. Securities and Exchange Commission (SEC) on September 16, 2019. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

Overview

We are an emerging growth company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon.  We enhance the value of our projects by implementing exploration and engineering programs that have the goal to expand and upgrade known mineralized material to reserves.  The following discussion updates our outlook and plan of operations for the foreseeable future.  It also analyzes our financial condition and summarizes the results of our operations for the three month period ended September 30, 2019 and compares these results to the results of the prior year three month period ended September 30, 2018.

Operating Highlights:

In July 2019, the Company issued 1,096,791 shares of common stock to Ausenco Engineering USA South Inc. (“Ausenco”) in exchange for services to complete a feasibility study at its Grassy Mountain Project.  The shares will be held in escrow until Ausenco delivers a feasibility study to the Company which is expected to be completed in mid-2020.

In September 2019, the Company entered into definitive agreements with accredited investors to issue convertible notes in a private transaction (the “Transaction”).  Under the terms of the Transaction, Paramount has agreed to sell an aggregate of 5,478 notes at $975 per $1000 face amount with a four year maturity for aggregate proceeds of $5.34 million.  Each convertible note will bear interest rate of 7.5% per annum, payable semi-annually.  The principle amount of the convertible notes will be convertible at a price of $1.00 per share of Paramount common stock.  At any point after the second anniversary of the issuance of the convertible notes, Paramount may force conversion if the share price of its common stock remains above $1.75 for 20 consecutive trading days. The convertible notes are secured by a lien on all assets of the Company and the Company is required to maintain a working capital balance of $250,000.

In September 2019 Paramount received from the State of Nevada’s Division of Minerals, the Excellence in Mine Reclamation Award for the Company’s reclamation efforts at the Sleeper Project.  The award was based on an assessment from representatives from the US Forest Service, the Nevada Department of Environmental Protection, the Nevada Division of Minerals, the Nevada Department of Wildlife, and the Bureau of Land Management who visited and reviewed the reclamation of the Sleeper Pit and our management of surface and underground water.

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

For the remainder of the fiscal year, we intend to undertake the following:

Grassy Mountain Project:

Paramount expects to submit a consolidated mining permit application and allocate resources for the application’s evaluation by the State of Oregon.  The Company will also submit a plan of operations with the Bureau of Land Management, which will initiate a federal environmental review process for the Grassy Mountain Project.  As previously reported, Ausenco will complete a feasibility study for the project.  In addition to its permitting activities, the Company will implement an exploration program on selective targets on the recently acquired Frost Project

Sleeper Gold Project:

The Company is expected to focus its efforts on its reclamation and claim management activities for the fiscal year ending June 30, 2020.  For these activities, the Company has budgeted approximately $0.7 million. Of this budgeted amount approximately $0.4 million has been allocated for claim maintenance and the remaining amount of $0.3 million to other general and administration expenses.  All reclamation expenses are reimbursed by an in place insurance program.

Comparison of Operating Results for the three months ended September 30, 2019 and 2018

Results of Operations

We did not earn any revenue from mining operations for the three months ended September 30, 2019 and 2018. During the three month period ended September 30, 2019, our main focus was to complete activities that will allow the Company to submit a consolidated mining permit application with the State of Oregon for its Grassy Mountain Project.  In addition, Ausenco commenced activities related to completing a feasibility study on its Grassy Mountain Project.

Net Loss

Our net loss before income taxes for the three months ended September 30, 2019 was $1,006,499 compared to a net loss before income taxes of $1,058,893 in the previous year. The decrease in net loss before income taxes of 5% is fully described below.

The Company expects to incur losses for the foreseeable future as we continue with our planned exploration programs.

Expenses

Exploration and Land Holding Costs

For the three months ended September 30, 2019, exploration expenses were $458,572 compared to $471,816 in the prior year comparable period.  This represents a decrease of 3% or $13,244.  During the three-month period ended September 30, 2019, the Company focused its efforts on preparing the consolidated mining permit application for its Grassy Mountain Project.  Also included were expenses related to the Company’s reclamation activities at the Sleeper Project.  Total exploration expenses at the Grassy Mountain Project during the current three-month period were $350,375.

For the three months ended September 30, 2019, land holding costs were $137,577 compared to $161,776 in the prior year comparable period.  The decrease of $24,199 is primary a result of the Company no longer incurring costs for non-essential mining claims leased from third parties.

Salaries and Benefits

For the three months ended September 30, 2019, salary and benefits decreased by 15% or by $37,640 to $207,767 from the prior year’s three months ended September 30, 2018. Salary and benefits is comprised of cash and stock based compensation of the Company’s executive and corporate administration teams.  The decrease primarily reflects changes to stock-based compensation incurred during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.  Included in the salary and benefits expense amount for the three months ended September 30, 2019 and 2018 was a non-cash stock-based compensation of $43,109 and $16,052, respectively.

Directors’ Compensation

For the three months ended September 30, 2019, directors’ compensation decreased by 6% or by $1,684 from the prior year’s three months ended September 30, 2018.  Directors’ compensation consists of cash and stock-based compensation of the Company’s board of directors.  The decrease reflects the stock-based compensation recorded in the current quarter.

Professional Fees and General and Administration

For the three-month period ended September 30, 2019, professional fees were $23,636 compared to $41,582 in the prior year’s comparable period.  This represents a decrease of 43% or $17,946.  Comparable legal costs and advisory fees related to permitting Grassy Mountain were the main factors for the decrease in these expenses from the prior year comparable period.

For the three-month period ended September 30, 2019, general and administration expenses decreased by 24% to $112,124 from $147,142 in the prior year comparable period.  This decrease was a result of lower travel and marketing costs incurred by the Company.

Liquidity and Capital Resources

As an exploration and development company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand.  At September 30, 2019, we had cash and cash equivalents of $4,187,587 compared to $463,690 as at June 30, 2019.  During the three months ended September 30, 2019, the Company issued 5,478 convertible notes for net proceeds of $5,201,807.

The main uses of cash comprised of the following material amounts:

•

Cash used in operating activities which included general and administration expenses, land holding costs, exploration programs at our Grassy Mountain and Sleeper Gold Projects and reclamation activities of $1,477,910

We anticipate our operating expenditures for the remainder of the fiscal year ending June 30, 2020 to be as follows:

•	$1.3 million on corporate administration expenses (expenses include executive management and employee salaries, legal, audit, marketing and other general and administrative expenses)

•	$0.5 million on the Sleeper Gold Project (expenses include reclamation costs, employee salary and benefits, and land holding costs)

•

$3.0 million on the Grassy Mountain Project (expenses include consulting fees, land holding costs and general and administration expenses, environmental impact statement preparation, State of Oregon permit application and evaluation activities and feasibility study costs)

Our anticipated expenditures will be funded by our cash on hand and by other capital resources. Historically, we and other similar exploration and development public companies have accessed capital through equity financing arrangements or by the sale of royalties on its mineral properties.  If, however we are unable to obtain additional capital or financing, our exploration and development activities will be significantly adversely affected.

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

For stock option grants that have no market conditions that affect vesting, the Company uses the Black-Scholes option valuation model to value stock options granted. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates which are subjective and may not be representative of actual results. Changes in assumptions can materially affect estimates of fair values. There were no options issued in the three month period ended September 30, 2019.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2019.

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

Company Name

Date: November 6, 2019	By:	/s/ Glen Van Treek
Glen Van Treek
President and Chief Executive Officer

Date: November 6, 2019	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer