Form 10-Q
period 2019-12-31
Paramount Gold Nevada Corp.
filed 2020-02-05
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of registrant’s Common Stock outstanding, $0.01 par value per share, as of February 4, 2020 was 27,777,962.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	PZG	NYSE American

Table of Contents

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Interim Balance Sheets as of December 31, 2019 and June 30, 2019 (Unaudited)	2
	Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Six Months Ended December 31, 2019 and December 31, 2018 (Unaudited)	3
	Condensed Consolidated Interim Statements of Shareholders’ Equity for the Three Months Ended September 30 and December 31, 2019 and Year ended June 30, 2019 (Unaudited)	4
	Condensed Consolidated Interim Statements of Cash Flows for the Six Months Ended December 31, 2019 and December 31, 2018 (Unaudited)	5
	Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	20

PART II	OTHER INFORMATION
Item 1A.	Risk Factors	20
Item 4.	Mine Safety Disclosures	20
Item 6.	Exhibits	21

Signatures	Directors, Executive Officers and Corporate Governance	22

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

as at December 31, 2019 and June 30, 2019

(Unaudited)

	As at December 31,	As at June 30,
	2019	2019
Assets
Current Assets
Cash and cash equivalents	$2,007,303	$463,690
Prepaid expenses and other	1,184,146	348,771
Total Current Assets	3,191,449	812,461
Non-Current Assets
Mineral properties (Note 7)	47,055,132	47,055,132
Reclamation bond (Note 8)	1,082,774	1,401,833
Property and equipment	8,301	6,303
Total Non-Current Assets	48,146,207	48,463,268
Total Assets	$51,337,656	$49,275,729
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$418,260	$980,310
Reclamation and environmental obligation, current portion (Note 8)	97,287	97,287
Total Current Liabilities	515,547	1,077,597
Non-Current Liabilities
Convertible debt (Note 6)	5,221,836	—
Reclamation and environmental obligation, non-current portion (Note 8)	583,897	868,390
Total Liabilities	6,321,280	1,945,987
Stockholders' Equity
Common stock, par value $0.01, 50,000,000 authorized shares, 27,616,745 issued and outstanding at December 31, 2019 and 26,519,954 issued and outstanding at June 30, 2019	276,168	265,200
Additional paid in capital	95,789,412	94,764,730
Deficit	(51,049,204)	(47,700,188)
Total Stockholders' Equity	45,016,376	47,329,742
Total Liabilities and Stockholders' Equity	$51,337,656	$49,275,729

Subsequent Events: Note 12

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

for the Three and Six Month Periods ended December 31, 2019 and 2018

(Unaudited)

	For the Three Month Period Ended December 31, 2019	For the Three Month Period Ended December 31, 2018	For the Six Month Period Ended December 31, 2019	For the Six Month Period Ended Decmber 31, 2018
Revenue
Other income (Note 9)	$306,059	$79,269	$337,418	$183,790
Total Revenue	306,059	79,269	337,418	183,790
Expenses
Exploration	1,808,632	838,354	2,267,200	1,307,212
Land holding costs	132,137	147,143	269,714	308,918
Professional fees	65,695	31,192	89,332	72,773
Salaries and benefits	303,922	237,190	511,689	485,555
Directors compensation	12,358	25,007	36,944	51,278
General and administrative	150,743	168,829	262,867	315,971
Insurance	33,236	32,573	68,461	64,427
Depreciation	981	660	1,445	1,319
Accretion (Note 8)	23,648	41,376	47,294	82,752
Total Expenses	2,531,352	1,522,324	3,554,946	2,690,205
Net Loss before Other Expense	2,225,293	1,443,055	3,217,528	2,506,415
Other Expense (Income)
Interest income	(5,944)	(14,764)	(12,740)	(21,280)
Interest and service charges	123,168	2,032	144,228	4,081
Net Loss before Income Taxes	2,342,517	1,430,323	3,349,016	2,489,216
Net Loss and Comprehensive Loss	$2,342,517	$1,430,323	$3,349,016	$2,489,216

Loss per Common Share
Basic	$0.08	$0.06	$0.12	$0.10
Diluted	$0.08	$0.06	$0.12	$0.10
Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	27,616,745	25,474,954	27,348,508	25,331,476
Diluted	27,616,745	25,474,954	27,348,508	25,331,476

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity

for the Three Month Periods Ended September 30, 2019 and December 31, 2019 and Years ended June 30, 2019 and 2018

(Unaudited)

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2018	23,074,954	$230,750	$90,695,497	$(41,730,140)	$49,196,107
Stock based compensation	—	—	231,527	—	231,527
Capital issued for financing (Note 5)	2,400,000	24,000	2,887,286	—	2,911,286
Capital issued for warrant exercise (Note 5)	1,045,000	10,450	950,420	—	960,870
Net loss	—	—	—	(5,970,048)	(5,970,048)
Balance at June 30, 2019	26,519,954	$265,200	$94,764,730	$(47,700,188)	$47,329,742
Stock based compensation	—	—	28,310	—	28,310
Capital issued for services (Note 4)	1,096,791	10,968	965,176	—	976,144
Net loss	—	—	—	(1,006,499)	(1,006,499)
Balance at September 30, 2019	27,616,745	$276,168	$95,758,216	$(48,706,687)	$47,327,697
Stock based compensation	—	—	31,196	—	31,196
Net loss	—	—	—	(2,342,517)	(2,342,517)
Balance at December 31, 2019	27,616,745	$276,168	$95,789,412	$(51,049,204)	$45,016,376

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Cash Flows

for the Six Month Periods ended December 31, 2019 and 2018

(Unaudited)

	For the Six Month Period Ended December 31, 2019	For the Six Month Period Ended December 31, 2018
Net Loss	$(3,349,016)	$(2,489,216)
Adjustment for:
Depreciation	1,445	1,319
Share based payments	976,144	—
Stock based compensation	59,506	121,907
Amortization of debt issuance costs	20,029	—
Interest expense	15,758	—
Accretion expense (Note 8)	47,294	82,752
Interest earned on reclamation bond	(12,728)	(21,246)
(Increase) decrease in accounts receivable	—	16,292
(Increase) decrease in prepaid expenses	(835,375)	(288,081)
Increase (decrease) in accounts payable	(577,808)	(332,221)
Cash used in operating activities	(3,654,751)	(2,908,494)
Purchase of equipment	(3,443)	—
Cash used in investing activities	(3,443)	—
Capital issued for financing (Note 5)	—	2,911,286
Convertible debt issued (Note 6)	5,201,807	—
Cash provided by financing activities	5,201,807	2,911,286

Change in cash during period	1,543,613	2,792
Cash at beginning of period	463,690	297,389
Cash at end of period	$2,007,303	$300,181

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

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company’s financial statements at December 31, 2019 except as disclosed in Note 12.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents.  The Company maintains cash and cash equivalents in accounts which may, at times, exceed federally insured limits.  At December 31, 2019, the Company had $1.71 million of balances in excess of federally insured limits.  We deposit our cash with financial institutions which we believe have sufficient credit quality to minimize the risk of loss.

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

For the three and six month periods ended December 31, 2019 and 2018, the shares of common stock equivalents related to outstanding stock options and convertible notes have not been included in the diluted per share calculation as they are anti-dilutive as the Company has recorded a net loss from continuing operations for those periods.

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

The fair value of financial assets and liabilities carried at book value by level within the fair value hierarchy in the Condensed Consolidated Interim Balance Sheets at December 31, 2019 and June 30, 2019 are presented in the following table:

		Fair Value at December 31, 2019			June 30, 2019
	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,007,303	2,007,303	—	—	$463,690
Convertible debt	$5,221,836	—	5,221,836	—	$—

The Company’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy due to their short-term nature.  Convertible debt is classified within Level 2 of the fair value hierarchy, carried at book value and is assumed to approximate fair value due to being recently acquired.

.

Note 4. Non-Cash Transactions

During the six-month period ended December 31, 2019, the Company issued 1,096,791 shares to Ausenco Engineering USA South Inc. (“Ausenco”) in exchange for services valued at $976,144 to complete a feasibility study at its Grassy Mountain Project.  The shares are being held in escrow until Ausenco delivers a feasibility study to the Company.

During the six-month period ended December 31, 2018, the Company did not enter into any material non-cash activities.

Note 5. Capital Stock

Authorized Capital

Authorized capital stock consists of 50,000,000 common shares with par value of $0.01 per common share (June 30, 2019 – 50,000,000 common shares with par value $0.01 per common share).

During the six-month period ended December 31, 2019, the Company issued 1,096,791 shares at $0.89 to Ausenco in exchange for services to complete a feasibility study at its Grassy Mountain Project (Note 4).

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

At December 31, 2019 there were 27,616,745 common shares issued and outstanding (June 30, 2019 – 26,519,954 common shares).

Warrants

A summary of warrants exercisable into common stock activity as of December 31, 2019, and changes during the six month period ended is presented below:

	Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at July 1, 2019	1,200,000	$1.40	1.03	—
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2019	1,200,000	$1.40	0.53	—

Stock Options and Stock Based Compensation

Paramount’s 2015 and 2016 Stock Incentive and Compensation Plans, which are stockholder-approved, permits the grant of stock options and stock to its employees for up to 2.169 million shares of common stock.  Option awards are generally granted with an exercise price equal to the market price of Paramount’s stock at the date of grant and have contractual lives of 5 years.  To better align the interests of its key executives and employees with those of its stockholders, a significant portion of those stock option awards will vest contingent upon meeting certain stock price appreciation performance goals or other performance conditions. Option and stock awards provide for accelerated vesting if there is a change in control (as defined in the employee stock option plan).

During the three month period ending December 31, 2019, the Company granted  595,000 stock options to employees, directors and consultants with a strike price of $1.00. Each option carries a 5 year term.  Options received by senior management and directors will vest and become exercisable on achieving the following performance conditions: 1) ½ upon the completion of the Grassy Mountain Project feasibility study and 2) ½ on the issuance of mining permits for the Grassy Mountain Project by the State of Oregon.  Options received by employees and consultants will vest and become exercisable as follows: 1/3 on the first anniversary of the date of grant, 1/3 on the second anniversary of the date of grant and 1/3 on the third anniversary of the date of grant.

The fair value for these options was calculated using the Black-Scholes option valuations method.  The weighted average assumptions used for the fiscal years ending June 30, 2020 and 2019 were as follows:

	2020	2019
Weighted average risk-free interest rate	1.61%	N/A
Weighted-average volatility	61%	N/A
Expected dividends	$0.00	N/A
Weighted average expected term (years)	5.00	N/A
Weighted average fair value	$0.37	N/A

A summary of option activity under the Stock Incentive and Compensation Plan as of December 31, 2019, and changes during the six month period ended are presented below:

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2019	1,568,995	$1.50	1.95	$—
Granted	595,000	1.00	4.95	—
Exercised	—	—	—	—
Forfeited or expired	95,000	1.50	1.04	—
Outstanding at December 31, 2019	2,068,995	$1.35	2.47	$—
Exercisable at December 31, 2019	1,153,335	$1.50	1.05	$—

A summary of the status of Paramount’s non-vested options as of July 1, 2019 and changes during the six month period ended December 31, 2019 is presented below.

Non-vested Options	Options	Weighted- Average Grant- Date Fair Value
Non-vested at July 1, 2019	340,660	$0.79
Granted	595,000	0.37
Vested	—	—
Forfeited	20,000	0.74
Non-vested at December 31, 2019	915,660	$0.52

As of December 31, 2019, there was $254,513 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the employee share option plan. That cost is expected to be recognized over a weighted-average period of 1.32 years. The total fair value of share based compensation arrangements vested during the six month period ended December 31, 2019 and 2018, was $nil and $nil, respectively.

Note 6. Convertible Debt

	Debt
	December 31, 2019		June 30, 2019
	Current	Non-Current	Current	Non-Current
2023 Secured Convertible Notes	$—	$5,477,690	$—	$—
Less: unamortized discount and issuance costs	—	(255,854)	—	—
	$—	$5,221,836	$—	$—

In September 2019, the Company completed a private offering of 5,478 Senior Secured Convertible Notes (“2019 Convertible Notes”) at $975 per $1,000 face amount due in 2023.  Each 2019 Convertible Note will bear an interest rate of 7.5% per annum, payable semi-annually.  The principal amount of the 2019 Convertible Notes will be convertible at a price of $1.00 per share of Paramount common stock.  Unamortized discount and issuance costs of $275,883 will be amortized as an additional interest expense over the four year term of the 2019 Convertible Notes.  During the six-month period ended December 31, 2019, the Company amortized $20,030 of discount and issuance costs.  At any point after the second anniversary of the issuance of the convertible notes, Paramount may force conversion if the share price of its common stock remains above $1.75 for 20 consecutive trading days. The convertible notes are secured by a lien on all assets of the Company and the Company is required to maintain a working capital balance of $250,000.

Note 7. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	December 31, 2019	June 30, 2019
Sleeper	$23,869,404	$23,869,404
Grassy Mountain	23,185,728	23,185,728
	$47,055,132	$47,055,132

Sleeper:

Sleeper is located in Humboldt County, Nevada, approximately 26 miles northwest of the town of Winnemucca.  The Sleeper Gold Mine consists of 2,322 unpatented mining claims totaling approximately 38,300 acres.

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

As a part of its insurance policy, the Company has funds in a commutation account and reclamation bonds which are used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account and reclamation bonds at December 31, 2019 is $1,082,774 (June 30, 2019- $1,401,833).

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

The current undiscounted estimate of the reclamation costs for existing disturbances at the Sleeper Gold Project is $3,977,751 as required by the U.S Bureau of Land Management and the Nevada Department of Environmental Protection. Assumptions used to compute the asset retirement obligations as at December 31, 2019 and June 30, 2019 for the Sleeper Gold Project included a credit adjusted risk free rate and inflation rate of 9.76% (June 30, 2019– 9.76%) and 1.1% (June 30, 2019 – 1.1%), respectively. Expenses are expected to be incurred between the years 2019 and 2049.

Changes to the Company’s asset retirement obligations for the six-month period ended December 31, 2019 and the year ended June 30, 2019 are as follows:

	Six Month Period Ended December 31, 2019	Year Ended June 30, 2019
Balance at beginning of period	$965,677	$1,072,551
Accretion expense	47,294	165,505
Payments	(331,787)	(394,785)
Change in estimate of existing obligation	—	122,406
Balance at end of period	$681,184	$965,677

The balance of the asset retirement obligation of $681,184 at December 31, 2019 (June 30, 2019 -$965,677 ) is comprised of a current portion of $97,287 (June 30, 2019 -$97,287 ) and a non-current portion of $583,897 (June 30, 2019 -$868,390).

Note 9. Other Income

The Company’s other income details for the six-month period ended December 31, 2019 and 2018 were as follows:

	Six Month Period	Six Month Period
	Ended 2019	Ended 2018
Re-imbursement of reclamation costs	$331,787	$178,270
Leasing of water rights to third party	5,631	5,520
Total	$337,418	$183,790

Note 10. Segmented Information:

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses and mineral property carrying values by material project for the six-month period ended December 31, 2019:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at December 31, 2019
Sleeper Gold Project	$661,309	$209,702	$23,869,404
Grassy Mountain Project	1,605,891	60,012	23,185,728
	$2,267,200	$269,714	$47,055,132

Expenses for the six-month period ended December 31, 2018 and mineral property carrying values as at June 30, 2019 by material project:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at June 30, 2019
Sleeper Gold Project	$457,241	$208,435	$23,869,404
Grassy Mountain Project	849,971	100,483	23,185,728
	$1,307,212	$308,918	$47,055,132

Note 11. Commitments and Contingencies:

Lease Commitments

The Company has an office premise lease that expire on June 30, 2021.  The aggregate minimum rentals payable for these operating leases are as follows:

Year	Total Amount
2020	$5,182
2021	$10,575

During the six month period ended December 31, 2019, $24,452 was recognized as rent expense in the statement of operations and comprehensive loss/income.

Other Commitments

Paramount has an agreement to acquire 44 mining claims (“Cryla Claims”) covering 589 acres located immediately to the west of the proposed Grassy Mountain site from Cryla LLC.  Paramount will make annual lease payments of $40,000 per year for the first two years of the lease term and $60,000 per year thereafter with an option to purchase the Cryla Claims for $560,000 at any time.  The term of the agreement is 25 years.  In the event Paramount exercises its option to acquire the Cryla Claims, all annual payments shall be credited against a production royalty that will be based on a prevailing price of the metals produced from the Cryla Claims. The royalty rate ranges between 2% and 4% based on the daily price of gold. The agreement with Cryla can be terminated by Paramount at any time. All lease payments under the agreement are up-to-date and no other payments were made during the six-month period ending December 31, 2019.  The Cryla Claims are without known mineral reserves and there is no current exploratory work being performed.

Paramount has an agreement with Nevada Select Royalty (“Nevada Select”) to purchase 100% in the Frost Project, which consists of 40 mining claims located approximately 12 miles west of its Grassy Mountain Project.  A total consideration of $250,000 payable to Nevada Select will be based on certain events over time.  Nevada Select will retain a 2% NSR on the Frost Claims and Paramount has the right to reduce the NSR to 1% for a payment of $1 million.  All required payments under the agreement are up-to-date as of December 31, 2019.  The Frost Claims are without known mineral reserves.

Note 12. Subsequent Events:

Subsequent to the period end, the Company issued 161,217 shares of Common Stock for payment of interest accrued and owing at December 31, 2019 on its outstanding 2023 Secured Convertible Notes.

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

Overview

We are an emerging growth company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon.  We enhance the value of our projects by implementing exploration and engineering programs that have the goal to expand and upgrade known mineralized material to reserves.  The following discussion updates our outlook and plan of operations for the foreseeable future.  It also analyzes our financial condition and summarizes the results of our operations for the three and six month periods ended December 31, 2019 and compares these results to the results of the prior year three and six month periods ended December 31, 2018.

Operating Highlights:

In November 2019, Paramount submitted its Consolidated Permit Application (“Application”) to the Oregon Department of Geology and Mineral Industries (“DOGAMI”) to enable the Company to build and operate its proposed, high grade underground gold mine located in Malheur County of eastern Oregon.  The Application will be reviewed by the DOGAMI and cooperating agencies for completeness. Under Oregon law, the State has 90 days for the completeness review of the Application. When the Application is deemed complete, the State will issue a notice to proceed with the evaluation stage of the process.  The Company is currently finalizing the Amended Plan of Operation that it will submit to the US Bureau of Land Management thereby initiating the federal permitting process.  The NI 43-101 Feasibility Study for the Grassy Mountain Project is well underway and being led by Ausenco Engineering Canada Inc. with expected completion in mid-2020.

During the six-month period ended December 31, 2019, the Company issued 1,096,791 shares of common stock to Ausenco Engineering USA South Inc. (“Ausenco”) in exchange for services to complete a feasibility study at its Grassy Mountain Project.  The shares will be held in escrow until Ausenco delivers a feasibility study to the Company which is expected to be completed in mid-2020.

During the six-month period ended December 31, 2019, the Company entered into agreements with accredited investors and issued convertible notes in a private transaction (the “Transaction”).  Under the terms of the Transaction, Paramount sold an aggregate of 5,478 notes at $975 per $1000 face amount with a four year maturity for aggregate proceeds of $5.34 million.  Each convertible note bears an interest at a rate of 7.5% per annum, payable semi-annually.  The principle amount of the convertible notes is convertible at a price of $1.00 per share of Paramount common stock.  At any point after the second anniversary of the issuance of the convertible notes, Paramount may force conversion if the share price of its common stock remains above $1.75 for 20 consecutive trading days. The convertible notes are secured by a lien on all assets of the Company and the Company is required to maintain a working capital balance of $250,000.

During the six-month period ended December 31, 2019, Paramount received from the State of Nevada’s Division of Minerals, the Excellence in Mine Reclamation Award for the Company’s reclamation efforts at the Sleeper Project.  The award was based on an assessment from representatives from the US Forest Service, the Nevada Department of Environmental Protection, the Nevada

Division of Minerals, the Nevada Department of Wildlife, and the Bureau of Land Management who visited and reviewed the reclamation of the Sleeper Pit and our management of surface and underground water.

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

For the remainder of the fiscal year, we intend to undertake the following:

Grassy Mountain Project:

Paramount expects to respond to any inquiries by the State of Oregon related to the consolidated mining permit application it has submitted and provide additional information if required.  The Company will also submit a plan of operations with the Bureau of Land Management, which will initiate a federal environmental review process for the Grassy Mountain Project.  As previously reported, Ausenco will complete a feasibility study for the project.  In addition to its permitting activities, the Company will implement an exploration program on selective targets on the recently acquired Frost Project

Sleeper Gold Project:

The Company is expected to focus its efforts on its reclamation and claim management activities for the fiscal year ending June 30, 2020.

Comparison of Operating Results for the three and six months ended December 31, 2019 and 2018

Results of Operations

We did not earn any revenue from mining operations for the three and six months ended December 31, 2019 and 2018. During the six month period ended December 31, 2019, we submitted a consolidated mining permit application with the State of Oregon for our Grassy Mountain Project.  In addition, Ausenco continued with activities related to completing a feasibility study on its Grassy Mountain Project.

Net Loss

Our net loss before income taxes for the three months ended December 31, 2019 was $2,342,517 compared to a net loss before income taxes of $1,430,323 in the previous year. The increase in net loss before income taxes of 64% is fully described below.

Our net loss before income taxes for the six months ended December 31, 2019 was $3,349,016 compared to a net loss before income taxes of $2,489,216 in the previous year.  The increase of $859,800 or 35% in net loss before income taxes is fully described below.

The Company expects to incur losses for the foreseeable future as we continue with our planned exploration programs.

Expenses

Exploration and Land Holding Costs

For the three-month period ended December 31, 2019, exploration expenses were $1,808,632 compared to $838,354 in the prior year comparable period.  This represents an increase of 116% or $970,278.  During the three-month period ended December 31, 2019, the Company focused its efforts on preparing and submitting the consolidated mining permit application for its Grassy Mountain Project.  It also continued to work on its previously announced feasibility study for the Grassy Mountain project.  Included were expenses related to the Company’s reclamation activities at the Sleeper Project.  Total exploration expenses at the Grassy Mountain Project during the current three-month period were $1,362,143.

For the three-month period ended December 31, 2019, land holding costs were $132,137 compared to $147,143 in the prior year comparable period.  The decrease of $15,006 is primary a result of the Company no longer incurring costs for non-essential mining claims leased from third parties.

For the six-month period ended December 31, 2019, exploration expenses were $2,267,200 compared to $1,307,212 in the prior year comparable period.  This represents an increase of 73% or $959,988.  During the current six month period, the Company submitted the consolidated mining permit application for its Grassy Mountain Project and completed the reclamation of two ponds at its Sleeper Project in Nevada.

For the six-month period ended December 31, 2019, land holding costs decreased by $39,204 or by 13% from the prior year comparable period.  The decrease is primarily due to not incurring lease costs for non-essential mining claims leased from third parties.

Salaries and Benefits

For the three-month period ended December 31, 2019, salary and benefits increased by 28% or by $66,732 to $303,922 from the prior year’s three-month period ended December 31, 2018. Salary and benefits is comprised of cash and stock based compensation of the Company’s executive and corporate administration teams.  The increase reflects bonuses awarded to the Company’s employee’s and changes to stock-based compensation incurred during the three-month period ended December 31, 2019 compared to the three-month period ended December 31, 2018 which were partially offset by lower salaries paid due to a departure of one of the Company’s senior executives.  Included in the salary and benefits expense amount for the three-month period ended December 31, 2019 and 2018 was a non-cash stock-based compensation of $23,361 and $43,409, respectively.

For the six-month period ended December 31, 2019, salary and benefits increased by 5% or by $26,134 to $511,689 from the prior year’s six-month period ended December 31, 2018.  The increase in expenses was due to bonuses awarded to the Company’s employee’s and stock-based compensation incurred for new option grants which were partially offset by lower salaries paid due to a departure of one of the Company’s senior executives.  Included in the salary and benefits expense amount for the six-month period ended December 31, 2019 and 2018 was a non-cash stock-based compensation of $34,970 and $86,817.

Directors’ Compensation

For the three-month period ended December 31, 2019, directors’ compensation decreased by 51% or by $12,649 from the prior year’s three-month period ended December 31, 2018.  Directors’ compensation consists of cash and stock-based compensation of the Company’s board of directors.  The decrease reflects the reduction in stock-based compensation recorded in the current quarter compared to the prior year’s comparable period.

For the six-month period ended December 31, 2019, directors’ compensation decreased by 28% or by $14,334 from the prior year’s six months ended December 31, 2018.  The decrease reflects the reduction in stock-based compensation recorded in the current six-month period compared to the prior year’s comparable period.

Professional Fees and General and Administration

For the three-month period ended December 31, 2019, professional fees were $65,695 compared to $31,192 in the prior year’s comparable period.  This represents an increase of 111% or $34,503.  Comparable legal costs and advisory fees related to permitting Grassy Mountain were the main factors for the increase in these expenses from the prior year comparable period.

For the three-month period ended December 31, 2019, general and administration expenses decreased by 11% to $150,743 from $168,829 in the prior year comparable period.  This decrease was a result of lower travel and marketing costs incurred by the Company.

For the six-month period ended December 31, 2019, professional fees were $89,332 compared to $72,773 in the prior year’s comparable period.  This represents an increase of 23%.  Comparable legal costs and advisory fees related to permitting Grassy Mountain were the main factors in the increase in these expenses from the prior year comparable period.

For the six-month ended December 31, 2019, general and administration expenses decreased by 17% to $262,867 from $315,971 in the prior year comparable period.  The decrease was a result of lower travel and marketing costs incurred by the Company.

Liquidity and Capital Resources

As an exploration and development company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand.  At December 31, 2019, we had cash and cash equivalents of $2,007,303 compared to $463,690 as at June 30, 2019.  During the six months ended December 31, 2019, the Company issued 5,478 convertible notes for net proceeds of $5,201,807.

The main uses of cash comprised of the following material amounts:

•

Cash used in operating activities which included general and administration expenses, land holding costs, exploration programs at our Grassy Mountain and Sleeper Gold Projects and reclamation activities of $3,654,751

We anticipate our operating expenditures for the remainder of the fiscal year ending June 30, 2020 to be as follows

•	$0.9 million on corporate administration expenses (expenses include executive management and employee salaries, legal, audit, marketing and other general and administrative expenses)

•	$0.3 million on the Sleeper Gold Project (expenses include reclamation costs, employee salary and benefits, and land holding costs)

•

$2.0 million on the Grassy Mountain Project (expenses include consulting fees, land holding costs and general and administration expenses, environmental impact statement preparation, State of Oregon permit application and evaluation activities and feasibility study costs)

Our anticipated expenditures will be funded by our cash on hand and by other capital resources. Historically, we and other similar exploration and development public companies have accessed capital through equity financing arrangements or by the sale of royalties on its mineral properties.  If, however we are unable to obtain additional capital or financing, our exploration and development activities will be significantly adversely affected.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year-ended June 30, 2019.

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

Company Name

Date: February 5, 2020	By:	/s/ Glen Van Treek
Glen Van Treek
President and Chief Executive Officer

Date: February 5, 2020	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer