Form 10-Q
period 2020-03-31
Paramount Gold Nevada Corp.
filed 2020-05-07
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of registrant’s Common Stock outstanding, $0.01 par value per share, as of May 4, 2020 was 27,777,962.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	PZG	NYSE American

Table of Contents

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Interim Balance Sheets as of March 31, 2020 and June 30, 2019 (Unaudited)	2
	Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Nine-Months Ended March 31, 2020 and March 31, 2019 (Unaudited)	3
	Condensed Consolidated Interim Statements of Shareholders’ Equity for the Three Months Ended September 30 and December 31, 2019, March 31, 2020 and Year ended June 30, 2019 (Unaudited)	4
	Condensed Consolidated Interim Statements of Cash Flows for the Nine-months Ended March 31, 2020 and March 31, 2019 (Unaudited)	5
	Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	20

PART II	OTHER INFORMATION
Item 1A.	Risk Factors	20
Item 4.	Mine Safety Disclosures	20
Item 6.	Exhibits	21

Signatures	Directors, Executive Officers and Corporate Governance	22

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

as at March 31, 2020 and June 30, 2019

(Unaudited)

	As at March 31,	As at June 30,
	2020	2019
Assets
Current Assets
Cash and cash equivalents	$1,414,308	$463,690
Prepaid expenses and other	770,860	348,771
Total Current Assets	2,185,168	812,461
Non-Current Assets
Mineral properties (Note 7)	47,055,132	47,055,132
Reclamation bond (Note 8)	693,001	1,401,833
Property and equipment	8,926	6,303
Total Non-Current Assets	47,757,059	48,463,268
Total Assets	$49,942,227	$49,275,729
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$627,036	$980,310
Reclamation and environmental obligation, current portion (Note 8)	97,287	97,287
Total Current Liabilities	724,323	1,077,597
Non-Current Liabilities
Convertible debt (Note 6)	5,239,032	—
Reclamation and environmental obligation, non-current portion (Note 8)	216,053	868,390
Total Liabilities	6,179,408	1,945,987
Stockholders' Equity
Common stock, par value $0.01, 50,000,000 authorized shares, 27,777,962 issued and outstanding at March 31, 2020 and 26,519,954 issued and outstanding at June 30, 2019	277,780	265,200
Additional paid in capital	95,974,615	94,764,730
Deficit	(52,489,576)	(47,700,188)
Total Stockholders' Equity	43,762,819	47,329,742
Total Liabilities and Stockholders' Equity	$49,942,227	$49,275,729

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

for the Three and Nine-Month Periods Ended March 31, 2020 and 2019

(Unaudited)

	For the Three-Month Period Ended March 31, 2020	For the Three-Month Period Ended March 31, 2019	For the Nine-Month Period Ended March 31, 2020	For the Nine-Month Period Ended March 31, 2019
Revenue
Other income (Note 9)	$391,492	$212,746	$728,910	$396,536
Total Revenue	391,492	212,746	728,910	396,536
Expenses
Exploration	1,068,021	712,623	3,335,221	2,019,837
Land holding costs	131,633	130,550	401,346	439,468
Professional fees	35,477	24,654	124,809	97,428
Salaries and benefits	228,680	216,458	740,369	702,013
Directors compensation	27,555	55,967	64,499	107,245
General and administrative	160,868	176,972	423,736	492,943
Insurance	34,825	32,304	103,286	96,731
Depreciation	651	651	2,096	1,971
Accretion (Note 8)	23,648	41,376	70,942	124,128
Total Expenses	1,711,358	1,391,555	5,266,304	4,081,764
Net Loss before Other Expense	1,319,866	1,178,809	4,537,394	3,685,228
Other Expense (Income)
Interest income	(1,725)	(8,069)	(14,466)	(29,349)
Interest and service charges	122,231	2,673	266,460	6,750
Net Loss before Income Taxes	1,440,372	1,173,413	4,789,388	3,662,629
Net Loss and Comprehensive Loss	$1,440,372	$1,173,413	$4,789,388	$3,662,629

Loss per Common Share
Basic	$0.05	$0.04	$0.17	$0.14
Diluted	$0.05	$0.04	$0.17	$0.14
Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	27,774,419	26,255,167	27,489,446	25,634,878
Diluted	27,774,419	26,255,167	27,489,446	25,634,878

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity

for the Three-Month Periods Ended September 30, 2019, December 31, 2019 and March 31, 2020 and Years ended June 30, 2019 and 2018

(Unaudited)

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2018	23,074,954	$230,750	$90,695,497	$(41,730,140)	$49,196,107
Stock based compensation	—	—	231,527	—	231,527
Capital issued for financing (Note 5)	2,400,000	24,000	2,887,286	—	2,911,286
Capital issued for warrant exercise (Note 5)	1,045,000	10,450	950,420	—	960,870
Net loss	—	—	—	(5,970,048)	(5,970,048)
Balance at June 30, 2019	26,519,954	$265,200	$94,764,730	$(47,700,188)	$47,329,742
Stock based compensation	—	—	28,310	—	28,310
Capital issued for services (Note 4)	1,096,791	10,968	965,176	—	976,144
Net loss	—	—	—	(1,006,499)	(1,006,499)
Balance at September 30, 2019	27,616,745	$276,168	$95,758,216	$(48,706,687)	$47,327,697
Stock based compensation	—	—	31,196	—	31,196
Net loss	—	—	—	(2,342,517)	(2,342,517)
Balance at December 31, 2019	27,616,745	$276,168	$95,789,412	$(51,049,204)	$45,016,376
Stock based compensation	—	—	67,506	—	67,506
Capital issued for payment of interest (Note 4)	161,217	1,612	117,697	—	119,309.00
Net loss	—	—	—	(1,440,372)	(1,440,372)
Balance at March 31, 2020	27,777,962	$277,780	$95,974,615	$(52,489,576)	$43,762,819

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Cash Flows

for the Nine-Month Periods Ended March 31, 2020 and 2019

(Unaudited)

	For the Nine-Month Period Ended March 31, 2020	For the Nine-Month Period Ended March 31, 2019
Net Loss	$(4,789,388)	$(3,662,629)
Adjustment for:
Depreciation	2,096	1,971
Share based payments	976,144	—
Stock based compensation	127,012	182,012
Amortization of debt issuance costs	37,225	—
Interest expense	(102,425)	—
Accretion expense (Note 8)	70,942	124,128
Interest earned on reclamation bond	(14,447)	(29,296)
(Increase) decrease in accounts receivable	—	16,292
(Increase) decrease in prepaid expenses	(422,089)	(168,205)
Increase (decrease) in accounts payable	(131,540)	(271,841)
Cash used in operating activities	(4,246,470)	(3,807,568)
Purchase of equipment	(4,719)	—
Cash used in investing activities	(4,719)	—
Capital issued for financing (Note 5)	—	2,911,286
Convertible debt issued (Note 6)	5,201,807	—
Capital issued for warrant exercise (Note 5)	—	960,870
Cash provided by financing activities	5,201,807	3,872,156

Change in cash during period	950,618	64,588
Cash at beginning of period	463,690	297,389
Cash at end of period	$1,414,308	$361,977

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

The Company faces various risks related to the COVID-19 global pandemic.   The Company cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on the business, financial position, results of operations and/or cash flows.  The results of operations for the interim period ending March 31, 2020 is not necessarily indicative of the operating results expected for the year ended June 30, 2020 or for any future period.

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

The Company has conducted a subsequent events review through the date the financial statements were issued, and has concluded that there were no subsequent events requiring adjustments or additional disclosures to the Company’s financial statements at March 31, 2020.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents.  The Company maintains cash and cash equivalents in accounts which may, at times, exceed federally insured limits.  At March 31, 2020, the Company had $1.41 million of balances in excess of federally insured limits.  We deposit our cash with financial institutions which we believe have sufficient credit quality to minimize the risk of loss.

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

For the three and nine-month periods ended March 31, 2020 and 2019, the shares of common stock equivalents related to outstanding stock options and convertible notes have not been included in the diluted per share calculation as they are anti-dilutive as the Company has recorded a net loss from continuing operations for those periods.

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

The fair value of financial assets and liabilities carried at book value by level within the fair value hierarchy in the Condensed Consolidated Interim Balance Sheets at March 31, 2020 and June 30, 2019 are presented in the following table:

		Fair Value at March 31, 2020			June 30, 2019
	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,414,308	1,414,308	—	—	$463,690
Convertible debt	$5,239,032	—	5,239,032	—	$—

The Company’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy due to their short-term nature.  Convertible debt is classified within Level 2 of the fair value hierarchy, carried at book value and is assumed to approximate fair value due to being recently acquired.

.

Note 4. Non-Cash Transactions

During the nine-month period ended March 31, 2020, the Company issued 1,096,791 shares to Ausenco Engineering USA South Inc. (“Ausenco”) in exchange for services valued at $976,144 to complete a feasibility study at its Grassy Mountain Project.  The shares are being held in escrow until Ausenco delivers a feasibility study to the Company.

During the three-month period ended March 31, 2020, the Company issued 161,217 shares of Common Stock for payment of interest accrued and owing at December 31, 2019 on its outstanding 2023 Secured Convertible Notes

During the three-month and nine-month period ended March 31, 2019, the Company did not enter into any material non-cash activities.

Note 5. Capital Stock

Authorized Capital

Authorized capital stock consists of 50,000,000 common shares with par value of $0.01 per common share (June 30, 2019 – 50,000,000 common shares with par value $0.01 per common share).

During the nine-month period ended March 31, 2020, the Company issued 1,096,791 shares at a value of $0.89 per share to Ausenco in exchange for services to complete a feasibility study at its Grassy Mountain Project (Note 4). The Company also issued 161,217 shares for payment of interest accrued and owing at December 31, 2019 (Note 4 and 6).

During the nine-month period ended March 31, 2019, the Company issued 2,400,000 units at $1.25 per unit for net proceeds of $2,911,286.  Each unit consisted of one share of common stock and one warrant to purchase one-half of a share of common stock.  Each warrant has  a two-year term and will be exercisable at the following exercise prices: in the first year at $1.30 per share and in the second year at $1.50 per share.

At March 31, 2020 there were 27,777,962 common shares issued and outstanding (June 30, 2019 – 26,519,954 common shares).

Warrants

A summary of warrants exercisable into common stock activity as of March 31, 2020, and changes during the nine-month period ended is presented below:

	Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at July 1, 2019	1,200,000	$1.40	1.03	—
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2020	1,200,000	$1.40	0.28	—

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

During the nine-month period ending March 31, 2020, the Company granted  690,000 stock options to employees, directors and consultants with a strike price of $1.00. Each option carries a 5 year term.  Options received by senior management and directors will vest and become exercisable on achieving the following performance conditions: 1) ½ upon the completion of the Grassy Mountain Project feasibility study and 2) ½ on the issuance of mining permits for the Grassy Mountain Project by the State of Oregon.  Options received by employees and consultants will vest and become exercisable as follows: 1/3 on the first anniversary of the date of grant, 1/3 on the second anniversary of the date of grant and 1/3 on the third anniversary of the date of grant.

The fair value for these options was calculated using the Black-Scholes option valuations method.  The weighted average assumptions used for the fiscal years ending June 30, 2020 and 2019 were as follows:

	2020	2019
Weighted average risk-free interest rate	1.60%	N/A
Weighted-average volatility	61%	N/A
Expected dividends	$0.00	N/A
Weighted average expected term (years)	5.00	N/A
Weighted average fair value	$0.39	N/A

A summary of option activity under the Stock Incentive and Compensation Plan as of March 31, 2020, and changes during the nine-month period ended are presented below:

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2019	1,568,995	$1.50	1.95	$—
Granted	690,000	1.00	4.72	—
Exercised	—	—	—	—
Forfeited or expired	95,000	1.50	0.80	—
Outstanding at March 31, 2020	2,163,995	$1.34	2.33	$—
Exercisable at March 31, 2020	1,220,003	$1.50	0.92	$—

A summary of the status of Paramount’s non-vested options as of July 1, 2019 and changes during the nine-month period ended March 31, 2020 is presented below:

Non-vested Options	Options	Weighted- Average Grant- Date Fair Value
Non-vested at July 1, 2019	340,660	$0.79
Granted	690,000	0.38
Vested	66,668	0.74
Forfeited	20,000	0.74
Non-vested at March 31, 2020	943,992	$0.51

As of March 31, 2020, there was $229,983 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the employee share option plan. That cost is expected to be recognized over a weighted-average period of 1.11 years. The total fair value of share based compensation arrangements vested during the nine-month period ended March 31, 2020 and 2019, was $49,408 and $69,628, respectively.

Note 6. Convertible Debt

	Debt
	March 31, 2020		June 30, 2019
	Current	Non-Current	Current	Non-Current
2023 Secured Convertible Notes	$—	$5,477,690	$—	$—
Less: unamortized discount and issuance costs	—	(238,658)	—	—
	$—	$5,239,032	$—	$—

In September 2019, the Company completed a private offering of 5,478 Senior Secured Convertible Notes (“2019 Convertible Notes”) at $975 per $1,000 face amount due in 2023.  Each 2019 Convertible Note will bear an interest rate of 7.5% per annum, payable semi-annually.  The principal amount of the 2019 Convertible Notes will be convertible at a price of $1.00 per share of Paramount common stock.  Unamortized discount and issuance costs of $275,883 will be amortized as an additional interest expense over the four year term of the 2019 Convertible Notes.  During the nine-month period ended March 31, 2020, the Company amortized $37,225 of discount and issuance costs.  At any point after the second anniversary of the issuance of the convertible notes, Paramount may force conversion if the share price of its common stock remains above $1.75 for 20 consecutive trading days. The convertible notes are secured by a lien on all assets of the Company and the Company is required to maintain a working capital balance of $250,000.

Note 7. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	March 31, 2020	June 30, 2019
Sleeper	$23,869,404	$23,869,404
Grassy Mountain	23,185,728	23,185,728
	$47,055,132	$47,055,132

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

As a part of its insurance policy, the Company has funds in a commutation account and reclamation bonds which are used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account and reclamation bonds at March 31, 2020 is $693,001 (June 30, 2019- $1,401,833).

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

The current undiscounted estimate of the reclamation costs for existing disturbances at the Sleeper Gold Project is $3,977,751 as required by the U.S Bureau of Land Management and the Nevada Department of Environmental Protection. Assumptions used to compute the asset retirement obligations as at March 31, 2020 and June 30, 2019 for the Sleeper Gold Project included a credit adjusted risk free rate and inflation rate of 9.76% (June 30, 2019– 9.76%) and 1.1% (June 30, 2019 – 1.1%), respectively. Expenses are expected to be incurred between the years 2019 and 2049.

Changes to the Company’s asset retirement obligations for the nine-month period ended March 31, 2020 and the year ended June 30, 2019 are as follows:

	Nine-Month Period Ended March 31, 2020	Year Ended June 30, 2019
Balance at beginning of period	$965,677	$1,072,551
Accretion expense	70,942	165,505
Payments	(723,279)	(394,785)
Change in estimate of existing obligation	—	122,406
Balance at end of period	$313,340	$965,677

The balance of the asset retirement obligation of $313,340 at March 31, 2020 (June 30, 2019 -$965,677 ) is comprised of a current portion of $97,287 (June 30, 2019 -$97,287 ) and a non-current portion of $216,053 (June 30, 2019 -$868,390).

Note 9. Other Income

The Company’s other income details for the nine-month period ended March 31, 2020 and 2019 were as follows:

	Nine-Month Period	Nine-Month Period
	Ended March 31, 2020	Ended March 31, 2019
Re-imbursement of reclamation costs	$723,279	$391,016
Leasing of water rights to third party	5,631	5,520
Total	$728,910	$396,536

Note 10. Segmented Information:

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses and mineral property carrying values by material project for the nine-month period ended March 31, 2020:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at March 31, 2020
Sleeper Gold Project	$761,271	$316,605	$23,869,404
Grassy Mountain Project	2,573,950	84,741	23,185,728
	$3,335,221	$401,346	$47,055,132

Expenses for the nine-month period ended March 31, 2019 and mineral property carrying values as at June 30, 2019 by material project:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at June 30, 2019
Sleeper Gold Project	$544,892	$309,183	$23,869,404
Grassy Mountain Project	1,474,945	130,285	23,185,728
	$2,019,837	$439,468	$47,055,132

Note 11. Commitments and Contingencies:

Lease Commitments

The Company has an office premise lease that expires on June 30, 2021.  The aggregate minimum rentals payable for these operating leases are as follows:

Year	Total Amount
2020	$2,591
2021	$10,575

During the nine-month period ended March 31, 2020, $38,288 was recognized as rent expense in the statement of operations and comprehensive loss/income.

Other Commitments

Paramount has an agreement to acquire 44 mining claims (“Cryla Claims”) covering 589 acres located immediately to the west of the proposed Grassy Mountain site from Cryla LLC.  Paramount is obligated to make annual lease payments of $40,000 per year for the first two years of the lease term commencing in 2018 and $60,000 per year thereafter with an option to purchase the Cryla Claims for $560,000 at any time.  The term of the agreement is 25 years.  In the event Paramount exercises its option to acquire the Cryla Claims, all annual payments shall be credited against a production royalty that will be based on a prevailing price of the metals produced from the Cryla Claims.  The royalty rate ranges between 2% and 4% based on the daily price of gold. The agreement with Cryla can be terminated by Paramount at any time. All lease payments under the agreement are up-to-date and no other payments were made during the nine-month period ending March 31, 2020.  The Cryla Claims are without known mineral reserves and there is no current exploratory work being performed.

Paramount has an agreement with Nevada Select Royalty (“Nevada Select”) to purchase 100% of the Frost Project, which consists of 40 mining claims located approximately 12 miles west of its Grassy Mountain Project.  A total consideration of $250,000 payable to Nevada Select will be based on certain events over time.  Nevada Select will retain a 2% NSR on the Frost Claims and Paramount has the right to reduce the NSR to 1% for a payment of $1 million.  All required payments under the agreement are up-to-date as of March 31, 2020.  The Frost Claims are without known mineral reserves.

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

Overview

We are an emerging growth company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon.  We enhance the value of our projects by implementing exploration and engineering programs that have the goal to expand and upgrade known mineralized material to reserves.  The following discussion updates our outlook and plan of operations for the foreseeable future.  It also analyzes our financial condition and summarizes the results of our operations for the three and nine-month periods ended March 31, 2020 and compares these results to the results of the prior year three and nine-month periods ended March 31, 2019.

Operating Highlights:

During the three-month period ended March 31, 2020, the Company submitted a revised Plan of Operation (the ”Plan”) to the Federal Bureau of Land Management (“BLM”) outlining the Company’s plans to build and operate the proposed Grassy Mountain underground gold mine located in Malheur County, eastern Oregon.  The BLM will review the Plan for completeness, which is expected to take 30 days, and will subsequently provide the Company with comments, if any. The BLM has previously reviewed 19 of the baseline data reports (“BDRs”) and their requests for clarifications have all been addressed. The BLM will register a Notice of Intent (the ”Notice”) in the Federal Register once the application is deemed complete. The Notice initiates the Environmental Impact Statement (“EIS”) process under the National Environmental Policy Act.

During the nine-month period ended March 31, 2020, Paramount submitted its Consolidated Permit Application (“Application”) to the Oregon Department of Geology and Mineral Industries (“DOGAMI”) to enable the Company to build and operate its proposed, high grade underground gold mine located in Malheur County of eastern Oregon.  The Application was reviewed by the DOGAMI and cooperating agencies for completeness. As part of this process, the permitting agencies have provided Paramount with a list of supplemental information and recommendations required to submit a modified CPA. Paramount, the DOGAMI and the permitting agencies will continue to work together to discuss the additional information requested, ensuring the submission of a complete modified CPA which will trigger the 225 day maximum permit evaluation process, upon which draft permits are issued. The NI 43-101 Feasibility Study for the Grassy Mountain Project is well underway and being led by Ausenco Engineering Canada Inc. with expected completion in mid-2020.

On June 25, 2019, the Company issued 1,096,791 shares of common stock to Ausenco Engineering USA South Inc. (“Ausenco”) in exchange for services to complete a feasibility study at its Grassy Mountain Project.  The shares will be held in escrow until Ausenco delivers a feasibility study to the Company which is expected to be completed in mid-2020.

On September 10, 2019, the Company entered into agreements with accredited investors and issued convertible notes in a private transaction (the “Private Placement”).  Under the terms of the Private Placement, Paramount sold an aggregate of 5,478 notes at $975 per $1000 face amount with a four-year maturity for aggregate proceeds of $5.34 million.  Each convertible note bears an interest rate of 7.5% per annum, payable semi-annually.  The principle amount of the convertible notes is convertible at a price of $1.00 per share of Paramount common stock.  At any point after the second anniversary of the issuance of the convertible notes, Paramount may force conversion if the share price of its common stock remains above $1.75 for 20 consecutive trading days. The convertible notes are secured by a lien on all assets of the Company and, pursuant to the terms of the convertible notes,  the Company is required to maintain a working capital balance of $250,000.

During the nine-month period ended March 31, 2020, Paramount received from the State of Nevada’s Division of Minerals, the Excellence in Mine Reclamation Award for the Company’s reclamation efforts at the Sleeper Project.  The award was based on an assessment from representatives from the US Forest Service, the Nevada Department of Environmental Protection, the Nevada Division of Minerals, the Nevada Department of Wildlife, and the Bureau of Land Management who visited and reviewed the reclamation of the Sleeper Pit and our management of surface and underground water.

Outlook and Plan of Operation:

We believe that investors will gain a better understanding of the Company if they understand how we measure and disclose our results.  As an exploration and development company, we do not generate cash flow from our operations. We recognize the importance of managing our liquidity and capital resources.  We pay close attention to all cash expenses and look for ways to minimize them when possible.  We ensure we have sufficient cash on hand to meet our annual land holding costs as the maintenance of mining claims and leases are essential to preserve the value of our mineral property assets.

Paramount has been closely monitoring the evolution of the COVID-19 pandemic and continues to evaluate its business activities and plans.   Since March 2020, all of the Company’s employees have been working from home.  Paramount believes that completion of the NI-43-101 Feasibility Study for the proposed high-grade Grassy Mountain underground gold mine in eastern Oregon is not likely to face disruption or delays and its completion remains on track for mid-2020.  As previously reported, Ausenco, the lead consultant of the study, agreed to accept a fixed number of Paramount shares in lieu of cash to complete the study.  This allows the Company to reduce cash expenses in the current challenging environment.

Comparison of Operating Results for the three and nine-months ended March 31, 2020 and 2019

Results of Operations

We did not earn any revenue from mining operations for the three and nine-months ended March 31, 2020 and 2019. During the nine-month period ended March 31, 2020, we submitted a consolidated mining permit application with the State of Oregon for our Grassy Mountain Project.  In addition, Ausenco continued with activities related to completing a feasibility study on the Grassy Mountain Project.

Net Loss

Our net loss before income taxes for the three-months ended March 31, 2020 was $1,440,372 compared to a net loss before income taxes of $1,173,413 in the previous year. The drivers of the increase in net loss before income taxes of 23% are fully described below.

Our net loss before income taxes for the nine-months ended March 31, 2020 was $4,789,388 compared to a net loss before income taxes of $3,662,629 in the previous year.  The drivers of the  increase of $1,126,759 or 31% in net loss before income taxes are fully described below.

The Company expects to incur losses for the foreseeable future as we continue with our planned exploration programs.

Expenses

Exploration and Land Holding Costs

For the three-month period ended March 31, 2020, exploration expenses were $1,068,021 compared to $712,623 in the prior year comparable period.  This represents an increase of 50% or $355,398.  During the three-month period ended March 31, 2020, the Company focused its efforts on preparing and submitting a revised plan of operations to the BLM for its Grassy Mountain Project.  It also continued to work on its previously announced feasibility study for the Grassy Mountain project.  Included were expenses related to the Company’s reclamation activities at the Sleeper Project.  Total exploration expenses at the Grassy Mountain Project during the current three-month period were $968,059.

For the three-month period ended March 31, 2020, land holding costs were $131,633 compared to $130,550 in the prior year comparable period.

For the nine-month period ended March 31, 2020, exploration expenses were $3,335,221 compared to $2,019,837 in the prior year comparable period.  This represents an increase of 65% or $1,315,384.  During the current nine-month period, the Company submitted the consolidated mining permit application and a revised Plan for its Grassy Mountain Project and completed the reclamation of two ponds at its Sleeper Project in Nevada.

For the nine-month period ended March 31, 2020, land holding costs decreased by $38,122 from the prior year comparable period.  The decrease is primarily due to not incurring lease costs for non-essential mining claims leased from third parties.

Salaries and Benefits

For the three-month period ended March 31, 2020, salary and benefits increased by 6% or by $12,222 to $228,680 from the prior year’s three-month period ended March 31, 2019.  Salary and benefits is comprised of cash and stock based compensation of the Company’s executive and corporate administration teams.  The increase primarily reflects changes to stock-based compensation incurred during the three-month period ended March 31, 2020 compared to the three-month period ended March 31, 2019.  Included in the salary and benefits expense amount for the three-month period ended March 31, 2020 and 2019 was a non-cash stock-based compensation of $23,361 and $43,409, respectively.

For the nine-month period ended March 31, 2020, salary and benefits increased by 5% or by $38,356 to $740,369 from the prior year’s nine-month period ended March 31, 2019.  The increase in expenses was due to bonuses awarded to the Company’s employee’s and stock-based compensation incurred for new option grants.  Included in the salary and benefits expense amount for the nine-month period ended March 31, 2020 and 2019 was a non-cash stock-based compensation of $34,970 and $86,817.

Directors’ Compensation

For the three-month period ended March 31, 2020, directors’ compensation decreased by 51% or by $28,412 from the prior year’s three-month period ended March 31, 2019.  Directors’ compensation consists of cash and stock-based compensation of the Company’s board of directors.  The decrease reflects the reduction in stock-based compensation recorded in the current quarter compared to the prior year’s comparable period.

For the nine-month period ended March 31, 2020, directors’ compensation decreased by 40% or by $42,746 from the prior year’s nine-months ended March 31, 2019.  The decrease reflects the reduction in stock-based compensation recorded in the current nine-month period compared to the prior year’s comparable period.

Professional Fees and General and Administration

For the three-month period ended March 31, 2020, professional fees were $35,477 compared to $24,654 in the prior year’s comparable period.  This represents an increase of 44% or $10,823.  Legal costs and advisory fees related to permitting Grassy Mountain were the main factors for the increase in these expenses from the prior year comparable period.

For the three-month period ended March 31, 2020, general and administration expenses decreased by 9% to $160,868 from $176,972 in the prior year comparable period.  This decrease was a result of lower travel and marketing costs incurred by the Company.

For the nine-month period ended March 31, 2020, professional fees were $124,809 compared to $97,428 in the prior year’s comparable period.  This represents an increase of 28%.  Legal costs and advisory fees related to permitting Grassy Mountain were the main factors in the increase in these expenses from the prior year comparable period.

For the nine-month ended March 31, 2020, general and administration expenses decreased by 14% to $423,736 from $492,943 in the prior year comparable period.  This decrease was a result of lower travel and marketing costs incurred by the Company.

Liquidity and Capital Resources

As an exploration and development company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand.  At March 31, 2020, we had cash and cash equivalents of $1,414,308 compared to $463,690 as at June 30, 2019.  During the nine-months ended March 31, 2020, the Company issued 5,478 convertible notes for net proceeds of $5,201,807.

The main uses of cash for the nine-month period ending comprised of the following material amounts:

•

Cash used in operating activities which included general and administration expenses, land holding costs, exploration programs at our Grassy Mountain and Sleeper Gold Projects and reclamation activities of $4,246,470

Due to COVID-19, we anticipate our operating expenditures for the remainder of the fiscal year ending June 30, 2020 to be reduced.

•	$0.4 million on corporate administration expenses (expenses include executive management and employee salaries, legal, audit, marketing and other general and administrative expenses)

•	$0.1 million on the Sleeper Gold Project (expenses include reclamation costs, employee salary and benefits, and land holding costs)

•

$0.4 million on the Grassy Mountain Project (expenses include consulting fees, land holding costs and general and administration expenses, environmental impact statement preparation, State of Oregon permit application and evaluation activities and feasibility study costs)

Our anticipated expenditures will be funded by our cash on hand and by other capital resources.  Historically, we and other similar exploration and development public companies have accessed capital through equity financing arrangements or by the sale of royalties on its mineral properties.  If, however we are unable to obtain additional capital or financing, our exploration and development activities will be significantly adversely affected.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

The following risk factor supplements our risk factors from those disclosed in our Annual Report on Form 10-K for the year-ended June 30, 2019:

The COVID-19 pandemic has adversely impacted our business and may negatively impact our financial results in the future, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. As a result, our ability to continue with our planned activities may be significantly impacted, which could adversely affect the timing of completing our development programs which include the federal and state permitting of our Grassy Mountain Project in eastern Oregon.  Furthermore, our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. In response to the pandemic, we have also suspended all travel for employees and consultants. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

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

Company Name

Date: May 7, 2020	By:	/s/ Rachel Goldman
Rachel Goldman
Chief Executive Officer

Date: May 7, 2020	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer