Form 10-K
period 2020-06-30
Paramount Gold Nevada Corp.
filed 2020-09-25
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-36908

PARAMOUNT GOLD NEVADA CORP.

(Exact name of Registrant as specified in its Charter)

Nevada	98-0138393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

665 Anderson Street Winnemucca, NV	89445
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (775) 625-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	PZG	NYSE American

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the NYSE American LLC on December 31, 2019, was $15,498,938.

The number of shares of Registrant’s Common Stock outstanding as of September 21, 2020 was 33,937,080.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders (the “2020 Proxy Statement”) are incorporated by reference into Part III of this Report where indicated.  The 2020 Proxy Statement will be filed with the U.S. Securities Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

On March 14, 2016, Paramount Gold Nevada Corp. and Calico Resources Corp. (“Calico”) entered into an Arrangement Agreement providing for the acquisition of Calico by Paramount. On July 7, 2016, after having received the approval of the Supreme Court of British Columbia to the transaction, Paramount and Calico completed the transaction contemplated by the Arrangement Agreement, pursuant to which Calico became a wholly owned subsidiary of Paramount.

On November 14, 2016, Calico Resources Corp. was merged into Calico Resources USA Corp. As a result, Calico Resources USA Corp. became a wholly owned subsidiary of Paramount.

OVERVIEW OF PARAMOUNT GOLD NEVADA CORP.

We are engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America.  Paramount owns advanced stage exploration projects in the states of Nevada and Oregon. We enhance the value of our projects by implementing exploration and engineering programs that are likely to expand and upgrade known mineralized material to reserves. Paramount believes there are several ways to realize the value of its projects: selling its projects to producers; joint venturing its projects with other companies; or building and operating small mines on its own.

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

UNITED STATES REGULATIONS

Mining Claims: Exploration activities on our properties are conducted both upon federally owned land and private land. Most federally owned land is administered by the Bureau of Land Management (“BLM”). On existing claims owned by the federal government, we are required to pay annual claim maintenance fees of $165 per claim on or before September 1st at the State Office of the BLM. In addition, we are required to pay the county recorder of the county in which the claim is situated an annual fee.  The county fees in Nevada and Oregon are $12.00 and $5.00 per claim, respectively. On certain claims, we are required to pay a fee of $165.00 for each 20 acres of an association placer. For any new claims we acquire by staking, we must file a certificate of location with the State Office of the BLM within 90 days of making the claim along with a fee equal to the amount of the annual claim maintenance fee.

Annual Payments made to federal and other state agencies to maintain claims:

Property	Number of Claims	Federal payments to Bureau of Land Management	Payment to Local County	Total Annual Payment to Maintain Claims
Sleeper Gold Project and Other Nevada Claims	2,358	$398,805	$28,818	$427,623
Grassy Mountain Project and Other Oregon Claims	548	$90,420	$3,093	$93,513
Total Annual Payment to Maintain Mining Claims				$521,136

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

We are also responsible for managing the reclamation requirements from the previous mine operations and have a bond posted with the BLM to guarantee that reclamation is performed on the associated mine facilities and activities.  The Company funds any reclamation work related to mine closure at the Sleeper Gold Project with amounts held in a commutation account and holds  an insurance policy that covers up to an aggregate of $25 million for required reclamation in excess of the funds held in the commutation account.  On October 2, 2019, the Company submitted a three-year update to the reclamation cost estimate to the Nevada Division of Environmental Protection Agency for mine closure work for the Sleeper Gold Project.  In September 2020, the Company’s mine closure plan was determined sufficient by the BLM.

EMPLOYEES

As of June 30, 2020, we employed seven full-time employees and two consultants.

FACILITIES

Our principal office is located at 665 Anderson Street, Winnemucca, Nevada, 89445.

Item 1A. Risk Factors.

Described below are certain risks that we believe apply to our business and the industry in which we operate.  You should carefully consider each of the following risk factors in conjunction with others provided in this Annual Report on Form 10-K and in our other public disclosures.  The risks described below highlight potential events, trends or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity or access to sources of financing, and consequently, the market value of our common stock.  These risks could cause our future results to differ materially from historical results.  The risks described below are those that we have identified as material and is not an exhaustive list of all the risks we face.  There may be others that we have not identified or that we have deemed to be immaterial.  All forward-looking statements made by us or on our behalf are qualified by the risks described below.

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

No revenue generated from operations.

We have not generated any revenues from operations. Our net loss for the fiscal year ended June 30, 2020 totaled $6,430,141. We have incurred losses in the past, and we will likely continue to incur losses in the future. Even if our drilling programs identify gold, silver or other mineral reserves, there can be no assurance that we will be able to commercially exploit these resources, generate any revenues or generate sufficient revenues to operate profitably.

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

Assuming no adverse developments outside of the ordinary course of business, our exploration and development budget will be approximately up to $3.9 million for the next twelve months. Exploration will be funded by our available cash reserves and future issuances of common stock, warrants or units. Our exploration program may vary significantly from what we have budgeted depending upon the results we achieve. Even if we identify mineral reserves which have the potential to be commercially developed, we will not generate revenues until such time as we undertake mining operations. Mining operations will involve a significant capital infusion. Mining costs are speculative and dependent on a number of factors including mining depth, terrain and necessary equipment. We do not believe that we will have sufficient funds to implement mining operations without additional capital raises of debt and or equity or without a joint venture partner, of which there can be no assurance.

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

Estimates of mineralized material and other mineral resources are subject to considerable uncertainty. Such estimates are arrived at using standard acceptable geological techniques and are based on the interpretations of geological data obtained from drill holes and other sampling techniques. Engineers use feasibility studies to derive estimates of cash operating costs based on anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore bodies, expected recovery rates of metal from ore, comparable facility and operating costs and other factors. Actual cash operating costs and economic returns on projects may differ significantly from the original estimates, primarily due to fluctuations in the current prices of metal commodities extracted from the deposits, changes in fuel costs, labor rates, changes in permit requirements, and unforeseen variations in the characteristics of the ore body. Due to the presence of these factors, there is no assurance that any geological reports will accurately reflect actual quantities of gold, silver or other metals that can be economically processed and mined by us.

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

The following map illustrates the general location of the Sleeper Gold Project and the associated mining claims:

Property Agreements and Royalty Obligations:

The Snyder Syndicate, a private company, holds a one percent (1%) net smelter return royalty on the 1,044 Sleeper Gold mine claims in a mining scenario.

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

In August 2015, we completed an initial geophysical survey which consisted of a helicopter magnetometry study.  The survey defined several possible exploration targets which were reviewed by our geological team.  Additional surveys on areas covered by overburden will be evaluated for further testing.  This testing can include Induced Polarization programs or other indirect methodologies. The Company believes that the resulting data derived from the geophysical program will produce valuable drilling targets.  Future drill programs will be designed with the aim identifying new zones of mineralization with an emphasis on areas covered with overburden.

In October 2015, we released the results of a new PEA for our Sleeper Gold Project in Nevada. The PEA was completed by Metal Mining Consultants Inc. (“MMC”) of Denver, Colorado.  MMC concluded that the optimal mining scenario is a 30,000 tonnes per day heap leach process facility fed by an open pit.

This mining scenario results in an average annual production of 102,000 ounces of gold and 105,000 ounces of silver for seven years with additional metal recovered over the following two years during final leaching of 37,850 ounces of gold and 30,500 ounces of silver. The life of mine average cash operating expenses are estimated to be $529 per equivalent gold ounce produced and the total life of mine capital requirements are estimated to be $258.8 Million.

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

Paramount Era

In November, 2016, Paramount received approval from the Oregon Department of Geology and Mineral Industries (“DOGAMI”) under Division 37 guidelines to commence its 30-hole drill program at its 100%-owned Grassy Mountain Gold Project in Eastern Oregon.  The drill program is a key component of its NI 43-101 Pre-Feasibility Study (“PFS”) that the Company began in August.  Drilling was commenced in late November and was completed in the Company’s fourth quarter.

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

This mining scenario results in an average annual production of 47,000 ounces of gold and 50,000 ounces of silver for seven years. The metal prices used for the economic analysis includes $1,300 per ounce of gold sold and $16.75 per ounce of silver sold.  The life of mine average cash operating costs are estimated to be $528 per gold ounce including silver revenues as credit produced and the total life of mine capital requirements are estimated to be $110 Million.

This PFS should not be considered to be a feasibility study, as the economics and technical viability of the Grassy Mountain Project have not been demonstrated at this time. Therefore, there can be no certainty that the estimates contained in the PFS will be realized.

In November 2019, Paramount submitted its Consolidated Permit Application (“CPA”) to DOGAMI to enable the Company to build and operate its proposed, high grade underground gold mine located in Malheur County of eastern Oregon.  The Application was reviewed by the DOGAMI and cooperating agencies for completeness. As part of this process, the permitting agencies have provided Paramount with a list of supplemental information and recommendations required to submit a modified CPA. Paramount, the DOGAMI and the permitting agencies will continue to work together to discuss the additional information requested, ensuring the submission of a complete modified CPA which will trigger the 225 day maximum permit evaluation process, upon which draft permits are issued. The NI 43-101 Feasibility Study for the Grassy Mountain Project is well underway and being led by Ausenco Engineering Canada Inc.

In February 2020, the Company submitted a revised Plan of Operation (the ”POO”) to the Federal Bureau of Land Management (“BLM”) outlining the Company’s plans to build and operate the proposed Grassy Mountain underground gold mine located in Malheur County, eastern Oregon.  The BLM has reviewed the POO for completeness and has provided the Company with comments to address. The BLM has previously reviewed 19 of the baseline data reports (“BDRs”) and their requests for clarifications have all been addressed. The BLM will register a Notice of Intent (the ”Notice”) in the Federal Register once the application is deemed complete. The Notice initiates the Environmental Impact Statement (“EIS”) process under the National Environmental Policy Act.

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

The surface expression of the Grassy Mountain system is indicated by weak to moderately strong silicification and iron staining with scattered chalcedonic veins/veinlets. Approximate dimensions of the Grassy Mountain deposit are 1600 feet long by 1000 feet wide by 600 feet thick. The deposit has a general N70 E elongation and a 15° bedding plane dip to the north-northeast as a result of faulting and fault block rotation. There is an envelope of lower grade mineralization at depths of 200 to 800 feet which contains a higher-grade zone of mineralization between 500 and 750 feet below the surface. The well-defined base of higher-grade mineralization from about 700 to 750 feet in depth suggests a strong pressure-temperature control on gold deposition.  Sinters and breccias parallel the paleosurface present at the time of mineralization. Fractures created a stockwork pattern generally found below the sinter, though some vein extensions may extend to the surface. The stockwork is surrounded by silicified sediments. Mineralized quartz-adularia stockwork and vein types include single, banded, colliform, brecciated, and calcite-pseudomorphed veins. Visible gold (0.5 mm) has been found within the stockwork portions of the boiling horizon. The gold mostly occurs as electrum along the fracture margins or within microscopic voids. A brassy color is imparted due to the high silver content. The average silver to gold ratio at Grassy Mountain is 2.5:1.

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

	High	Low
Year Ended June 30, 2020
First Quarter	$1.04	$0.66
Second Quarter	$0.85	$0.64
Third Quarter	$1.03	$0.47
Fourth Quarter	$1.38	$0.55
Year Ended June 30, 2019
First Quarter	$1.29	$1.01
Second Quarter	$1.24	$0.83
Third Quarter	$1.04	$0.83
Fourth Quarter	$0.90	$0.70

HOLDERS

As of September 12, 2020, there were 162 registered shareholders of our common stock.

DIVIDENDS

We currently do not anticipate paying cash dividends for the foreseeable future.

RECENT SALE OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

EQUITY COMPENSATION PLAN

Set out below is information as of June 30, 2020 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance under our Equity Incentive Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price per share of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,243,995	$1.20	925,000
Equity compensation plans not approved by security holders	—	$—	—
TOTAL	1,243,995		925,000

Item 6. Selected Financial Data.

Not applicable as a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon.  We enhance the value of our projects by implementing exploration and engineering programs that are likely to expand and upgrade known mineralized material to reserves.  The following discussion updates our outlook and plan of operations for the foreseeable future.  It also analyzes our financial condition and summarizes the results of our operations for the years ended June 30, 2020 and 2019 and compares each year’s results to the results of the prior year.

Operating Highlights:

In June 2020, the Company closed a non-brokered registered direct offering and a concurrent best efforts agency offering in Canada (the “Offerings”) of 4,807,700 shares of its common stock at a price of $1.04 per common stock for aggregate gross proceeds of $5.0 million.

In May 2020, the Company entered into an Controlled Equity OfferingSM  Sales Agreement (“Sales Agreement”) with Cantor Fitzgerald & Co. and Canaccord Genuity LLC (together, the “Agents”), pursuant to which the Company may issue and sell shares of its common stock from time to time through the Agents for aggregate sales proceeds of up to $8,000,000, subject to the offering limitations currently applicable to the Company under General Instruction I.B.6. of Form S-3. Sales of the Company’s common stock through the Agents will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. As of June 30, 2020, we sold 372,742 shares of common stock under the Sales Agreement at an average approximate price of $1.17 per share for gross proceeds of $436,783. After deducting transaction fees and commissions and all other costs, we received net proceeds of $312,518.

In February 2020, the Company submitted a revised POO to the BLM outlining the Company’s plans to build and operate the proposed Grassy Mountain underground gold mine located in Malheur County, eastern Oregon.  The BLM will review the POO for completeness, which is expected to take 30 days, and will subsequently provide the Company with comments, if any. The BLM has previously reviewed 19 of the baseline data reports (“BDRs”) and their requests for clarifications have all been addressed. The BLM will register a Notice of Intent (the ”Notice”) in the Federal Register once the application is deemed complete. The Notice initiates the Environmental Impact Statement (“EIS”) process under the National Environmental Policy Act.

In November 2019, Paramount submitted its CPA to DOGAMI to enable the Company to build and operate its proposed, high grade underground gold mine located in Malheur County of eastern Oregon.  The Application was reviewed by the DOGAMI and cooperating agencies for completeness. As part of this process, the permitting agencies have provided Paramount with a list of supplemental information and recommendations required to submit a modified CPA. Paramount, the DOGAMI and the permitting agencies will continue to work together to discuss the additional information requested, ensuring the submission of a complete modified CPA which will trigger the 225 day maximum permit evaluation process, upon which draft permits are issued. The NI 43-101 Feasibility Study for the Grassy Mountain Project is well underway and being led by Ausenco Engineering Canada Inc. with expected completion during the Company’s second quarter for the year-ended June 30, 2021.

In September 2019, the Company entered into agreements with accredited investors and issued convertible notes in a private transaction (the “Private Placement”).  Under the terms of the Private Placement, Paramount sold an aggregate of 5,478 notes at $975 per $1000 face amount with a four-year maturity for aggregate proceeds of $5.34 million.  Each convertible note bears an interest rate of 7.5% per annum, payable semi-annually.  The principle amount of the convertible notes is convertible at a price of $1.00 per share of Paramount common stock.  At any point after the second anniversary of the issuance of the convertible notes, Paramount may force conversion if the share price of its common stock remains above $1.75 for 20 consecutive trading days. The convertible notes are secured by a lien on all assets of the Company and, pursuant to the terms of the convertible notes, the Company is required to maintain a working capital balance of $250,000.

In September 2019, Paramount received from the State of Nevada’s Division of Minerals, the Excellence in Mine Reclamation Award for the Company’s reclamation efforts at the Sleeper Project.  The award was based on an assessment from representatives from the US Forest Service, the Nevada Department of Environmental Protection, the Nevada Division of Minerals, the Nevada Department of Wildlife, and the Bureau of Land Management who visited and reviewed the reclamation of the Sleeper Pit and our management of surface and underground water.

In August 2019, the Company issued 1,096,791 shares of common stock to Ausenco Engineering USA South Inc. (“Ausenco”) in exchange for services to complete a feasibility study at its Grassy Mountain Project.  The shares will be held in escrow until Ausenco delivers a feasibility study report to the Company.

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

For the upcoming fiscal year, we intend to undertake the following:

Grassy Mountain Project: Paramount expects to complete the Feasibility Study in its second quarter and to focus its efforts on continued state and federal mining permitting for the fiscal year ending June 30, 2021.  As a follow up to submitting the CPA in November 2019, Paramount will respond to the State of Oregon’s CPA completeness review (“Review”) received in February 2019.  The Review provided included proposed resolutions and additional information required by the Company and will assist the Company in submitting a revised CPA.  The Company expects the revised CPA to address all the comments and requests for additional information with the objective of submitting a complete revised CPA that allows the State of Oregon to determine whether to issue a state mining permit for the Grassy Mountain Project.  In addition to the State of Oregon permitting activities, Paramount expects to respond to BLM comments it received on its POO.  Once all the comments have been addressed, the BLM will register a Notice in the Federal Register once the application is deemed complete.  The Notice initiates the EIS process under the National Environmental Policy Act.   To complete these activities Paramount will engage specialized mining consulting firms, work with State and Federal contracted thirds parties and work directly with both state and federal permitting agencies. The Company has budgeted approximately $1.5 million to complete these permitting activities during the upcoming fiscal year.  The Company has also budgeted approximately $0.4 million for general and administration expenses and annual claim maintenance fees for a total budget at Grassy Mountain of $1.9 million.

Sleeper Gold Project:

Paramount is planning to initiate several programs during the upcoming fiscal year that it believes will enhance the value of the Sleeper Gold Project.  The programs planned include:  1) A review of all geological, geochemical and geophysical data for the purposes of generating targets for exploration drilling to locate additional higher-grade mineralization in the close proximity of the original Sleeper pit or in the large mining claim package owned by the Company.; (2) Evaluate the various successful metallurgical tests, previously conducted on the sulfide bearing mineralized material in order to optimize the best economic alternatives and increase the number of gold ounces produced in a proposed mining scenario.  This could include bio or alkaline oxidation in a heap leach scenario, flotation and oxidation and gold recoveries from concentrates.; and (3) Update the resource estimation and preliminary economic assessment with the best alternatives identified for the project.  These exploration programs are expected to cost approximate $0.5 million to $0.75 million.  The Company is also budgeting $0.75 million for claim management and general and administration expenses at the Sleeper Gold Project.  If all exploration programs are completed the total budget for fiscal year ended June 30, 2021 will be approximately $1.25 to $1.50 million.

Frost Project:

The Company will implement an initial reverse circulation drill program to test historical drill results and additional selective targets.  The estimated budget to complete the drill program, assay lab testing and geological model is approximately $0.5 million.

Comparison of Operating Results for the year ended June 30, 2020 as compared to June 30, 2019

Results of Operations

We did not earn any revenue from mining operations for the years ended June 30, 2020 and 2019. During the year ended June 30, 2020, we completed various activities and milestones as described above in operating highlights.  Other normal course of business activities included filing annual mining claim fees with the BLM, reclamation work at the Sleeper mine site and on-going reviews of its mining claims were completed.

Net Loss

Our net loss for the year ended June 30, 2020 was $6,430,141 compared to a net loss of $5,970,048 in the previous year. The increase of approximately 8%  is fully described below.  We will continue to incur losses for the foreseeable future as we continue with our planned exploration and development programs.

Expenses

Exploration and Land Holding Costs

For the year ended June 30, 2020, exploration expenses were $4,201,138 compared to $3,558,663 in the prior year.  This represents an increase of 18% or $642,475.  In the current fiscal year, the Company submitted the consolidated mining permit application with the State of Oregon and submitted a revised POO for its Grassy Mountain Project. It also continued to work on its previously announced feasibility study for the Grassy Mountain project.    Total exploration expenses at Grassy Mountain during the year were $3,348,180 .  Included were expenses of $723,279 related to the Company’s reclamation activities at the Sleeper Project to reclaim various water collection ponds from the past mining operation.  These reclamation expenses are reimbursed from funds held in a commutation account as part of the Company’s insurance program for outstanding reclamation and environmental obligations at the Sleeper Gold Project.  For the year ended June 30, 2019, the Company developed mine design plans required to satisfy permit application requirements at the Grassy Mountain Project.  The Company received its conditional land use permit application with the county of Malheur.

For the year ended June 30, 2020, land holding costs decreased by 3% or by $17,040 from the prior year to $592,978.  The decrease is primarily due to not incurring lease costs for non-essential mining claims leased from third parties.

Salaries and Benefits

For the year ended June 30, 2020, salary and benefits increased by 7% or by $60,423 from the prior year to $989,602.   Salary and benefits is comprised of cash and stock-based compensation of the Company’s executive and corporate administration teams.  The increase in expenses was due to bonuses awarded to the Company’s employees and stock-based compensation incurred for new option grants.  Included in the salary and benefits expense amount for the year ended June 30, 2020 and 2019 was non-cash stock based compensation of $132,286 and $231,527, respectively.

Directors’ Compensation

For the year ended June 30, 2020, directors’ compensation decreased by 40% or by $60,979 from the prior year ended June 30, 2019.  The decrease reflects the reduction in stock-based compensation recorded in the current year-ended June 30, 2020 compared to the prior year ended June 30, 2019.

Professional Fees and General and Administration

For the year ended June 30, 2020, professional fees were $166,894 compared to $186,852 in the prior year.  This represents a decrease of 11% or $19,958. The decrease is mainly due to the one time nature of legal expenses incurred for the various permitting activities undertaken for the Grassy Mountain Project in the comparative year.

For the year ended June 30, 2020, general and administration expenses decreased by 24% to $495,628 from $651,538 in the prior year.  The decrease is mainly a result of decreased travel and marketing costs incurred by the Company.

Liquidity and Capital Resources

As an exploration and development company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand.  At June 30, 2020, we had cash and cash equivalents of $5,434,081 compared to $463,690 as at June 30, 2019.

The main uses of cash were comprised of the following material amounts:

•	Cash used to fund our operations which included general and administration expenses, land holding costs, exploration programs at our Grassy Mountain of $ 5,145,291.

In addition to cash used in operating activities, the Company used and received cash as follows:

•	Cash used to purchase computer equipment of $4,719;
•	Cash received from equity financings, convertible debt financing and issuance of a promissory note of $10,120,401.

 We anticipate our twelve-month cash expenditures for our fiscal year ending June 30, 2021 to be as follows:

•	$1.8 million on corporate administration expenses (expenses include executive management and employee salaries, legal, audit, marketing and other general and administrative expenses)
•	$1.25 million to $1.50 million on the Sleeper Gold Project (exploration programs, expenses include reclamation costs, employee salary and benefits, and land holding costs)
•

$2.4 million on the Grassy Mountain Project and Frost Project (expenses include consulting fees, land holding costs and general and administration expenses, environmental impact statement preparation, and costs associated with the State of Oregon permit revised CPA)

Our anticipated expenditures will be funded by our cash on hand and other capital resources.   Historically, we and other similar exploration and development public companies have accessed capital through equity financing arrangements or by the sale of royalties on its mineral properties.  If, however we are unable to obtain additional capital or financing, our exploration and development activities will be significantly adversely affected.

Contractual Obligations

The following table summarizes our obligations and commitments as of June 30, 2020 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5years
Accounts Payable & Accrued Liabilities	$925,260	$925,260	—	—	—
Asset Retirement Obligations	$615,170	$154,231	$37,108	$15,679	$408,152
Total	$1,540,430	$1,079,491	$37,108	$15,679	$408,152

Critical Accounting Policies

Management considers the following policies to be most critical in understanding the judgments that are involved in preparing the Company’s consolidated financial statements and the uncertainties that could impact the results of operations, financial condition and cash flows. Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. Management believes the Company’s critical accounting policies are those related to mineral property acquisition costs, exploration and development cost, stock-based compensation, derivative accounting and foreign currency translation.

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

For stock option grants that have no market conditions that affect vesting, the Company uses the Black-Scholes option valuation model to value stock options granted. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates which are subjective and may not be representative of actual results. Changes in assumptions can materially affect estimates of fair values. For purposes of the calculation, the following assumptions were used for the fiscal years ended June 30, 2020 and 2019:

	2020	2019
WA Risk free interest rate	1.60%	N/A
WA Expected dividend yield	0%	N/A
WA Expected stock price volatility	61.00%	N/A
WA Expected life of options	5 years	N/A

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework. Based on this assessment, our management concluded that, as of June 30, 2020, our internal control over financial reporting is effective based on those criteria.

Because we are a smaller reporting company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are a smaller reporting company.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the year ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in the Company’s 2020 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2020 (the “2020 Proxy Statement”) and is hereby incorporated by reference thereto.

Item 11. Executive Compensation.

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2020 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2020 and is hereby incorporated by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2020 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2020 and is hereby incorporated by reference thereto.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2020 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2020 and is hereby incorporated by reference thereto.

Item 14. Principal Accounting Fees and Services.

The information required by Item 9(e) of Schedule 14A will be filed in the Company’s 2020 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended June 30, 2020 and is hereby incorporated by reference thereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following report and financial statements are filed together with this Annual Report:
(1)	Audited Consolidated Financial Statements of Paramount Gold Nevada Corp.

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2020 and 2019

Consolidated Statements of Operations for the years ended June 30, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended June 30, 2020 and 2019

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2020 and 2019

Notes to Consolidated Financial Statements

(b)	Index to Exhibits

Exhibit Number	Description
1.1

Controlled Equity OfferingSM Sales Agreement, dated as of May 20, 2020, by and between Paramount Gold Nevada Corp., Cantor Fitzgerald & Co. and Canaccord Genuity LLC (Incorporated herein by reference to Exhibit 1.1 to Current Report on Form 8-K of the Company filed on May 20, 2020)

1.2

Agency Agreement, dated as of June 24, 2020, by and between Paramount Gold Nevada Corp., Canaccord Genuity Corp. and Cantor Fitzgerald Canada Corporation. (Incorporated herein by reference to Exhibit 1.2 to Current Report on Form 8-K of the Company filed on June 25, 2020)

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

3.1	Certificate of Amended and Restated Articles of Incorporation.[2]
3.2	Amended and Restated Bylaws.[2]
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.2	Form of Warrant (Incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K of the Company filed on February 9, 2017)
4.3	Form of Warrant (Incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K of the Company filed on June 29, 2018)
4.4	Form of Senior Secured Convertible Note (Incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K of the Company filed on September 13, 2019)
10.1	2015 Stock Incentive and Equity Compensation Plan.[2]
10.2	2016 Stock Incentive and Equity Compensation Plan (Incorporated herein by reference to Exhibit 1 to Definitive Proxy Statement on Schedule 14A of the Company filed on October 28, 2016)
10.3	Form of Stock Subscription Agreement between Coeur Mining, Inc. and the Registrant.[3]
10.4	Employment Agreement dated October 26, 2015 between Company and Glen Van Treek (Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company filed on October 26, 2015)
10.5	Employment Agreement dated October 26, 2015 between Company and Carlo Buffone (Incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K of the Company filed on October 26, 2015)
10.6	Amended Employment Agreement Glen Van Treek dated August 10, 2016 (Incorporated herein by reference to exhibit 10.1 to Current Report on Form 8-K of the Company filed on August 12, 2016)
10.7	Amended Employment Agreement Carlo Buffone dated August 10, 2016 (Incorporated herein by reference to exhibit 10.2 to Current Report on Form 8-K of the Company filed on August 12, 2016)
10.8	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company filed on February 9, 2017)
10.9	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company filed on June 29, 2018)
10.10	Form of Security Agreement (Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company filed on September 13, 2019)
21.1*	List of subsidiaries.
23.1*	Consent of MNP LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Description
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
[1]	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed on February 23, 2015.
[2]	Incorporated by reference to the exhibit filed in the Registrant’s Form 10-Q filed on May 22, 2015.
[3]	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed on April 2, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: September 25, 2020	By:	/s/ Rachel Goldman
Rachel Goldman
(Director and CEO)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rachel Goldman	Director and CEO (Principal Executive Officer)	September 25, 2020
Rachel Goldman

/s/ Carlo Buffone	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 25, 2020
Carlo Buffone

/s/ Glen Van Treek	Director, President and Chief Operating Officer	September 25, 2020
Glen Van Treek

/s/ John Seaberg	Director	September 25, 2020
John Seaberg

/s/ Rudi Fronk	Director	September 25, 2020
Rudi Fronk

/s/ John Carden	Director	September 25, 2020
John Carden

/s/ Eliseo Gonzalez-Urien	Director	September 25, 2020
Eliseo Gonzalez-Urien

/s/ Christopher Reynolds	Director	September 25, 2020
Christopher Reynolds

/s/ Pierre Pelletier	Director	September 25, 2020
Pierre Pelletier

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Paramount Gold Nevada Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Paramount Gold Nevada Corp. (the Company) as of June 30, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two year period ended June 30, 2020, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2020 and 2019, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two year period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Chartered Professional Accountants
We have served as the Company’s auditor since 2015. Toronto, ON
September 25, 2020

PARAMOUNT GOLD NEVADA CORP.

Consolidated Balance Sheets

as of June 30, 2020 and 2019

	As at June 30,	As at June 30,
	2020	2019
Assets
Current Assets
Cash and cash equivalents	$5,434,081	$463,690
Prepaid and deposits	442,596	348,771
Total Current Assets	5,876,677	812,461
Non-Current Assets
Mineral properties (Note 7)	47,333,313	47,055,132
Property and equipment	8,467	6,303
Reclamation bond (Note 8)	695,041	1,401,833
Total Non-Current Assets	48,036,821	48,463,268
Total Assets	$53,913,498	$49,275,729
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$925,260	$980,310
Reclamation and environmental obligation, current portion (Note 8)	154,231	97,287
Total Current Liabilities	1,079,491	1,077,597
Non-Current Liabilities
Convertible debt (Note 6)	5,256,228	—
Promissory note (Note 6)	35,628	—
Reclamation and environmental obligation, non-current portion (Note 8)	460,939	868,390
Total Liabilities	6,832,286	1,945,987
Stockholders' Equity
Common stock, par value $0.01, 50,000,000 authorized shares, 32,958,404 issued and outstanding at June 30, 2020 and 26,519,954 issued and outstanding at June 30, 2019 (Note 5)	329,584	265,200
Additional paid in capital	100,881,957	94,764,730
Deficit	(54,130,329)	(47,700,188)
Total Stockholders' Equity	47,081,212	47,329,742
Total Liabilities and Stockholders' Equity	$53,913,498	$49,275,729

The accompanying notes are an integral part of these consolidated financial statements.

Commitments and Contingencies: Note 12

Subsequent Events: Note 13

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Operations and Comprehensive Loss

for the Years ended June 30, 2020 and 2019

	For the Year Ended June 30, 2020	For the Year Ended June 30, 2019
Revenue
Other income (Note 9)	$728,910	$400,388
Total Revenue	728,910	400,388
Expenses
Exploration (Note 10)	4,201,138	3,558,663
Land holding costs (Note 10)	592,978	610,018
Professional fees	166,894	186,852
Salaries and benefits	989,602	929,179
Directors compensation	92,054	153,033
General and administrative	495,628	651,538
Insurance	150,911	130,720
Depreciation	2,555	2,624
Accretion (Note 8)	94,591	165,505
Total Expenses	6,786,351	6,388,132
Net Loss before other items	6,057,441	5,987,744
Other items
Interest income	(16,509)	(27,177)
Interest and service charges	389,209	9,481
Net Loss before Income Taxes	$6,430,141	$5,970,048
Net Loss and Comprehensive Loss	$6,430,141	$5,970,048
Loss per Common share
Basic	$0.23	$0.23
Diluted	$0.23	$0.23
Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	27,583,566	25,855,541
Diluted	27,583,566	25,855,541

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Stockholders’ Equity

for the Years ended June 30, 2020 and 2019

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2018	23,074,954	$230,750	$90,695,497	$(41,730,140)	$49,196,107
Stock based compensation	—	—	231,527	—	231,527
Capital issued for financing (Note 5)	2,400,000	24,000	2,887,286	—	2,911,286
Capital issued for warrant exercise (Note 5)	1,045,000	10,450	950,420	—	960,870
Net loss	—	—	—	(5,970,048)	(5,970,048)
Balance at June 30, 2019	26,519,954	$265,200	$94,764,730	$(47,700,188)	$47,329,742
Stock based compensation	—	—	203,192	—	203,192
Capital issued for services (Note 4)	1,096,791	10,968	965,176	—	976,144
Capital issued for payment of interest	161,217	1,612	117,697	—	119,309
Capital issued for financing (Note 5)	5,180,442	51,804	4,831,162	—	4,882,966
Net loss	—	—	—	(6,430,141)	(6,430,141)
Balance at June 30, 2020	32,958,404	$329,584	$100,881,957	$(54,130,329)	$47,081,212

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Cash Flows

for the Years ended June 30, 2020 and 2019

	For the Year Ended June 30, 2020	For the Year Ended June 30, 2019
Net Loss	$(6,430,141)	$(5,970,048)
Adjustment for:
Depreciation	2,555	2,624
Share based payments	976,144	—
Stock based compensation	203,192	231,527
Amortization of debt issuance costs	54,421	—
Interest expense	324,160	—
Accretion expense (Note 8)	94,591	165,505
Interest earned on reclamation bond	(16,487)	(27,117)
(Increase) decrease in other assets	—	16,292
(Increase) decrease in prepaid expenses	(93,825)	(104,646)
Increase (decrease) in accounts payable and accrued liabilities	(259,901)	52,348
Cash used in operating activities	(5,145,291)	(5,633,515)
Purchase of equipment	(4,719)	—
Sale of royalty on mineral property (Note 7)	—	1,927,660
Cash provided by (used in) investing activities	(4,719)	1,927,660
Capital issued for financing (Note 5)	4,882,966	2,911,286
Convertible debt issued (Note 6)	5,201,807	—
Promissory note (Note 6)	35,628	—
Capital issued for warrant exercise (Note 5)	—	960,870
Cash provided by financing activities	10,120,401	3,872,156

Change in cash during year	4,970,391	166,301
Cash at beginning of year	463,690	297,389
Cash at end of year	$5,434,081	$463,690

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

The Company faces various risks related to the COVID-19 global pandemic.   The Company cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on the business, financial position, results of operations and/or cash flows.  The results of operations for the year ending June 30, 2020 is not necessarily indicative of the operating results expected for any future period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents.  The Company maintains cash in accounts which may, at times, exceed federally insured limits.  At June 30, 2020, the Company had $5.13 million of balances in excess of federally insured limits.  The Company deposits its cash with financial institutions which it believes have sufficient credit quality to minimize the risk of loss.

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

For the years ended June 30, 2020 and 2019, the shares of common stock equivalents related to outstanding stock options have not been included in the diluted per share calculation as they are anti-dilutive as the Company has recorded a net loss from continuing operations for each year.

Leases

The Company determines if an arrangement is, or contains, a lease at the inception date.  Operating leases are included in Other assets, non-current with related liabilities included in Accrued liabilities and Other long-term liabilities.  Assets under finance leases, which primarily represent property and equipment, are included in Property, plant and equipment, net with related liabilities in debt, current and debt, non-current on the Consolidated Balance Sheet.

Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.  Operating lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.   We use our estimated incremental borrowing rate in determining the present value of lease payments.  Variable components of the lease payments such as maintenance costs are expensed as incurred and not included in determining the present value.  Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.   Lease expense is recognized on a straight-line basis over the lease term.  Currently, the Company does not have any leases with terms greater than 12 months.

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

Convertible Debt

The Company reviews the terms of its convertible notes payable to determine whether to account for any portion of the proceeds towards the conversion feature.  In general, when the convertible notes instrument has the following characteristics and terms no portion of the proceeds from the issuance shall be accounted for as attributable to the conversion feature: a) is convertible into common stock of the Company at a specified price at the option of holder; b) the debt is sold at a price or has value at issuance not significantly in excess of the face amount; c) an interest rate that is lower than the Company could establish for nonconvertible debt; d) an initial conversion price that is greater than the fair value of the common stock at time of issuance and; e) a conversion price that does not decrease except pursuant to antidilution provisions.  When proceeds are not attributable to the conversion features of the debt, the Company records the entire amount as a liability.   If the fair value option is not elected, the Company will reduce the initial carrying amount of the debt by any direct and incremental issuance costs paid to third parties that are associated with the convertible debt issuance.

The Company also reviews the terms of its convertible notes payable to determine whether there are embedded derivatives, included the embedded conversion option, that are required to be bifurcated and accounted for as individual derivative financial instruments.  In circumstances where convertible debt contains embedded derivatives that are to be separated from the host contracts, the total proceeds received are first allocated to the fair value of the derivative financial instruments determined using the binomial model.  The remaining proceeds, if any, are then allocated to the debenture cost contracts, usually resulting in those instruments being recorded at a discount from their principal amount.  This discount is accreted over the expected life of the instruments to profit (loss) using the effective interest method.

The debenture host contracts are subsequently recorded at amortized cost at each reporting date, using the effective interest method.  The embedded derivatives are subsequently recorded at fair value at each reporting date, with changes in fair value recognized in profit (loss).

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

Note 2. Recent Accounting Guidance

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. These changes will be effective for the Company's fiscal year beginning July 1, 2019. The Company adoption of this guidance on July 1, 2019 did not have a material effect on the Company's consolidated financial position, results of operations, cash flows and related disclosures.

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

In January 2017, the FASB issued ASU No. 2017 -04, Intangibles – Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment.   These changes will be effective for the Company’s fiscal year beginning July 1, 2021. These amendments eliminate Step 2 from the goodwill impairment test.  The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount.  An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments also eliminate the requirements for any reporting unit with zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.  An entity has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  The Company is currently evaluating the potential impact of implementing these changes on the Company’s consolidated financial position, results of operation, and cash flows.

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

In December 2019, the FASB issued ASU 2019-2, “Income Taxes – Simplifying the Accounting for Income Taxes (Topic 740)” which is intended to simplify various aspects related to accounting for income taxes.  ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application.  ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020 (January 1, 2021 for the Company).  Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2019-12 will have on its consolidated financial statements.

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

		Fair Value at June 30, 2020			June 30, 2019
Assets	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$5,434,081	5,434,081	—	—	$463,690

The Company’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The cash and cash equivalents that are valued based on quoted market prices in active markets are primarily comprised of commercial paper, short-term certificates of deposit and U.S. Treasury securities.

Note 4. Non-Cash Transactions

During the year-ended June 30, 2020, the Company the Company issued 1,096,791 shares to Ausenco Engineering USA South Inc. (“Ausenco”) in exchange for services valued at $976,144 to complete a feasibility study at its Grassy Mountain Project.  The shares are being held in escrow until Ausenco delivers a feasibility study on Grassy Mountain to the Company.

During the year-ended June 30, 2020, the Company issued 161,217 shares of Common Stock for payment of interest accrued and owing at December 31, 2019 on its outstanding 2023 Secured Convertible Notes.

During the comparative year-ended June 30, 2019, the Company did not enter into any non-cash activities.

Note 5. Capital Stock

Authorized Capital

Authorized capital stock consists of 50,000,000 common shares with par value of $0.01 per common share (2019- 50,000,000 common shares with par value $0.01 per common share).

During the year-ended June 30, 2020, the Company issued 1,096,791 shares at a value of $0.89 per share to Ausenco in exchange for services to complete a feasibility study at its Grassy Mountain Project (Note 4). The Company also issued 161,217 shares for payment of interest accrued and owing at December 31, 2019 (Note 4 and 6).

During the year-ended June 30, 2020, the Company issued 4,807,700 shares at a price of $1.04 per share for gross proceeds of $5.0 million. Share issuance costs were $0.43 million for net proceeds of $4.57 million.

During the year ended June 30, 2020, the Company issued 372,742 shares at an average approximate price of $1.17 for gross proceeds of $436,783.  Share issuance costs, including one-time transaction costs and commissions were $124,265 for net proceeds of $312,518.

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

At June 30, 2020 there were 32,958,404 common shares issued and outstanding (June 30, 2019 – 26,519,954 common shares).

Warrants

A summary of warrant exercisable into common stock as of June 30, 2020, and changes during year ended is presented below:

	Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at July 1, 2019	1,200,000	$1.40	1.03	—
Issued	—	—	—	—
Exercised	—	—	—	—
Outstanding at June 30, 2020	1,200,000	$1.40	0.03	—

Stock Options and Stock Based Compensation

Paramount’s 2015 and 2016 Stock Incentive and Compensation Plan, which is shareholder-approved, permits the grant of share options and shares to its employees for up to 2.169 million shares of common stock.    Option awards are generally granted with an exercise price equal to the market price of Paramount’s stock at the date of grant and have contractual lives of 5 years.  To better align the interests of its key executives and employees with those of its shareholders a significant portion of those share option awards will vest contingent upon meeting certain stock price appreciation performance goals. Option and share awards provide for accelerated vesting if there is a change in control (as defined in the employee share option plan).

During the year-ended June 30, 2020, the Company granted  690,000 stock options to employees, directors and consultants with a strike price of $1.00. Each option carries a 5 year term.  Options received by senior management and directors will vest and become exercisable on achieving the following performance conditions: 1) ½ upon the completion of the Grassy Mountain Project feasibility study and 2) ½ on the issuance of mining permits for the Grassy Mountain Project by the State of Oregon.  Options received by employees and consultants will vest and become exercisable as follows: 1/3 on the first anniversary of the date of grant, 1/3 on the second anniversary of the date of grant and 1/3 on the third anniversary of the date of grant.  There were no option granted for the year-ended June 30, 2019.

The fair value for these options was calculated using the Black-Scholes option valuations method.  The weighted average assumptions used for the fiscal years ending June 30, 2020 and 2019 were as follows:

	2020	2019
Weighted average risk-free interest rate	1.60%	N/A
Weighted-average volatility	61.00%	N/A
Expected dividends	0.00	N/A
Weighted average expected term (years)	5	N/A
Weighted average fair value	$0.39	N/A

A summary of option activity under the Stock Incentive and Compensation Plan as of June 30, 2020, and changes during the year then ended is presented below.

Options	Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value ($)
Outstanding at July 1, 2019	1,568,995	$1.50	1.95	$—
Granted	690,000	$1.00	$4.47	$165,600
Exercised	—	—	—	—
Forfeited or expired	1,015,000	$1.53	$0.05	$—
Outstanding at June 30, 2020	1,243,995	$1.20	3.63	$165,600
Exercisable at June 30, 2020	300,003	$1.39	2.71	$—

A summary of the status of Paramount’s non-vested options as of June 30, 2020 and changes during the year ended June 30, 2020 is presented below.

Non-vested Options	Options	Weighted- Average Grant-Date Fair Value
Nonvested at July 1, 2019	340,660	$0.79
Granted	690,000	0.38
Vested	66,668	0.74
Forfeited	20,000	0.74
Nonvested at June 30, 2020	943,992	$0.51

As of June 30, 2020 and 2019, there was $153,802 and $108,003 respectively of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the employee share option plan. That cost is expected to be recognized over a weighted-average period of 1.05 years. The total fair value of shares vested during the years ended June 30, 2020 and 2019, was $202,121 and $nil, respectively.

Note 6. Debt

	Convertible Debt
	June 30, 2020		June 30, 2019
	Current	Non-Current	Current	Non-Current
2019 Secured Convertible Notes	$—	$5,477,690	$—	$—
Less: unamortized discount and issuance costs	—	(221,462)	—	—
	$—	$5,256,228	$—	$—

In September 2019, the Company completed a private offering of 5,478 Senior Secured Convertible Notes (“2019 Convertible Notes”) at $975 per $1,000 face amount due in 2023.  Each 2019 Convertible Note will bear an interest rate of 7.5% per annum, payable semi-annually.  The principal amount of the 2019 Convertible Notes will be convertible at a price of $1.00 per share of Paramount common stock.  Unamortized discount and issuance costs of $275,883 will be amortized as an additional interest expense over the four-year term of the 2019 Convertible Notes.  During the year-ended June 30, 2020, the Company amortized $54,421 of discount and issuance costs.  At any point after the second anniversary of the issuance of the convertible notes, Paramount may force conversion if the share price of its common stock remains above $1.75 for 20 consecutive trading days. The convertible notes are secured by a lien on all assets of the Company and the Company is required to maintain a working capital balance of $250,000.

On May 5, 2020, the Company was granted a loan (the “PPP Loan”) from Wells Fargo Bank, N.A. in the amount of $35,628 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The PPP Loan which was in the form of a Promissory Note matures on May 3, 2022 and bears interest at a rate of 0.98% per annum, payable monthly commencing on November 1, 2020.  The Note many be prepaid by the Company at any time prior to maturity with no prepayment penalties.  Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

Note 7. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	June 30, 2020	June 30, 2019
Sleeper	$24,147,585	$23,869,404
Grassy Mountain	23,185,728	23,185,728
	$47,333,313	$47,055,132

Sleeper:

Sleeper is located in Humbolt County, Nevada approximately 26 miles northwest of the town of Winnemucca.  The Sleeper Gold Mine consists of 2,322 unpatented mining claims totaling approximately 38,300 acres.

During the year-ended June 30, 2020, the Company recorded a change in reclamation and environmental obligation of $278,181 (Note 8).  This change in estimate is a result of completing certain reclamation activities in the year-ended June 30, 2020 that were expected to be completed in future periods.

During the year-ended June 30, 2019, the Company sold to Franco Nevada U.S. Corporation (“Franco”) a two percent (2%) net smelter return royalty on minerals produced from its Sleeper Gold property for gross cash proceeds of $2,000,000.  Net proceeds of the transaction of $1,927,659 decreased the carrying value of the Sleeper property.  This decrease was offset by the change in reclamation and environmental obligation of $122,406 (Note 8).

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

As a part of its insurance program, the Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account and reclamation bonds at June 30, 2020 is $695,041 (June 30, 2019 - $1,401,833).

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

The current undiscounted estimate of the reclamation costs for existing disturbances at the Sleeper Gold Project is $4,010,403 as required by U.S Bureau of Land Management and the Nevada Department of Environmental Protection. Assumptions used to compute the asset retirement obligations for the year ended June 30, 2020 for the Sleeper Gold Project included a credit adjusted risk free rate and inflation rate of 9.76% (2019 – 9.76%) and 1.6% (2019 – 1.6%), respectively. Expenses are expected to be incurred between the years 2019 and 2056.

Changes to the Company’s reclamation and environmental obligation for the year ended June 30, 2020 are as follows:

	June 30, 2020	June 30, 2019
Balance at beginning of year	$965,677	$1,072,551
Accretion expense	94,591	165,505
Payments	(723,279)	(394,785)
Change in estimate of existing obligation	278,181	122,406
Balance at end of year	$615,170	$965,677

The balance of the reclamation and environmental obligation of $615,170 (2019 - $965,677) is comprised of a current portion of $154,231 (2019 - $97,287) and a non-current portion of $460,939 (2019 - $868,390).

Note 9. Other Income

The Company’s other income details were as follows:

	Year Ended	Year Ended
	2020	2019
Re-imbursement of reclamation costs	$723,279	$394,785
Leasing of water rights to third party	5,631	5,520
Reimbursement of workers compensation insurance	—	83
Total	$728,910	$400,388

Note 10. Segmented Information

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses and mineral property carrying values by material project for the year ended June 30, 2020:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at June 30, 2020
Sleeper Gold Project	$852,958	$423,508	$24,147,585
Grassy Mountain Project	3,348,180	169,470	23,185,728
	$4,201,138	$592,978	$47,333,313

Expenses and mineral property carrying values by material project for the year ended June 30, 2019:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at June 30, 2019
Sleeper Gold Project	$836,371	$409,931	$23,869,404
Grassy Mountain Project	2,722,292	200,087	23,185,728
	$3,558,663	$610,018	$47,055,132

Note 11. Income Taxes

At June 30, 2020, the Company has net operating loss carry forwards of $48,984,744 (2019 - $43,150,088) expiring between the years 2020 and 2038 which are available to reduce future taxable income.  Tax losses incurred after June 30, 2017 may be carried forward indefinitely. The tax effects of the significant components within the Company’s deferred tax asset (liability) at June 30, 2020 and 2019 are as follows:

United States	2020	2019
Mineral properties	$1,206,528	$389,869
Asset retirement obligation	129,186	177,087
Stock options	356,189	313,519
Net operating losses	9,933,638	8,650,011
	$10,936,166	$9,531,039
Valuation allowance	(10,257,518)	(9,531,039)
Mineral properties	$(678,648)	$—
Net deferred tax asset	$—	$—

The income tax recovery differs from the amounts computed by applying statutory tax to pre-tax losses as a result of the following:

	2020	2019
Income (Loss) before taxes	$(6,430,141)	$(5,970,048)
US Statutory tax rate	21.00%	21.00%
Expected income tax (recovery)	(1,350,330)	(1,253,710)
Non-deductible items	2,426	2,190
Change in estimates	(57,853)	7,671
Other items	—	—
Change in tax rates	—	—
Change in valuation allowance	1,405,757	1,243,849
Total income taxes (recovery)	$—	$—
Current tax expense (recovery)	—	—
Deferred tax expense (recovery)	—	—
	$—	$—

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

As at June 30, 2020 and 2019, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company is subject to income taxation at the federal and state levels. The Company is subject to US federal tax examinations for the tax years 2011 through 2020. Loss carryforwards generated or utilized in years earlier than 2011 are also subject to examination and adjustment. The Company has no income tax examinations in process.

Note 12. Commitments and Contingencies:

Lease Commitments

The Company has an office premises leases that expires on June 30, 2021.  The aggregate minimum rentals payable for this operating lease is as follows:

Year	Total Amount
2021	$10,575

During the year ended June 30, 2020, $46,885 was recognized as rent expense in the consolidated statements of operations and comprehensive loss.

Other Commitments

Paramount has an agreement to acquire 44 mining claims (“Cryla Claims”) covering 589 acres located immediately to the west of the proposed Grassy Mountain site from Cryla LLC.  Paramount is obligated to make annual lease payments of $40,000 per year the first two years of the lease term and $60,000 per year thereafter with an option to purchase the Cryla Claims for $560,000 at any time.  The term of the agreement is 25 years.  In the event Paramount exercises its option to acquire the Cryla Claims, all annual payments shall be credited against a production royalty that will be based on a prevailing price of the metals produced from the Cryla Claims.  The royalty rate ranges between 2% and 4% based on the daily price of gold. The agreement with Cryla can be terminated by Paramount at any time. Paramount made the annual lease payment of $60,000 as required by the agreement during the year ended June 30, 2020.  The Cryla Claims are without known mineral reserves and there is no current exploratory work being performed.

Paramount has an agreement with Nevada Select Royalty (“Nevada Select”) to purchase 100% in the Frost Project, which consists of 40 mining claims located approximately 12 miles west of its Grassy Mountain Project.  A total consideration of $250,000 payable to Nevada Select will be based on certain events over time.  Upon signing the agreement, Paramount made a payment of $10,000 to Nevada Select.  Nevada Select will retain a 2% NSR on the Frost Claims and Paramount has the right to reduce the NSR to 1% for a payment of $1 million.  All required payments under the agreement are up to date as of June 30, 2020. The Frost Claims are without known mineral reserves.

Note 13. Subsequent Events

Subsequent to June 30, 2020, the Company issued 595,281 shares at an average price of $1.33 per share and for gross proceeds of approximately $0.8 million.  The Company also issued 183,395 at an average price of $1.12 per share for the payment of interest accrued and owing at June 30, 2020 for its outstanding convertible debt.

Subsequent to June 30, 2020, 200 Senior Secured Convertible Notes were converted and as a result the Company issued 200,000 shares of its Common Stock.

Subsequent to June 30, 2020, the Company issued 55,000 stock-options to purchase common stock at strike price of $1.23.  The term of the options is 5 years.