Form 10-Q
period 2020-09-30
Paramount Gold Nevada Corp.
filed 2020-11-05
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of registrant’s Common Stock outstanding, $0.01 par value per share, as of November 4, 2020 was 34,287,689.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	PZG	NYSE American

Table of Contents

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Interim Balance Sheets as of September 30, 2020 and June 30, 2020 (Unaudited)	2
	Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three -Months Ended September 30, 2020 and September 30, 2019 (Unaudited)	3
	Condensed Consolidated Interim Statements of Stockholders’ Equity for the Three Months Ended September 30, 2020 and Year ended June 30, 2020 (Unaudited)	4
	Condensed Consolidated Interim Statements of Cash Flows for the Three-months Ended September 30, 2020 and September 30, 2019 (Unaudited)	5
	Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION
Item 1A.	Risk Factors	19
Item 4.	Mine Safety Disclosures	19
Item 6.	Exhibits	20

Signatures	Directors, Executive Officers and Corporate Governance	21

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

(Unaudited)

	As at September 30,	As at June 30,
	2020	2020
Assets
Current Assets
Cash and cash equivalents	$4,491,478	$5,434,081
Prepaid expenses and other	721,941	442,596
Total Current Assets	5,213,419	5,876,677
Non-Current Assets
Mineral properties (Note 7)	47,333,313	47,333,313
Reclamation bond (Note 8)	633,060	695,041
Property and equipment	7,837	8,467
Total Non-Current Assets	47,974,210	48,036,821
Total Assets	$53,187,629	$53,913,498
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$508,359	$925,260
Reclamation and environmental obligation, current portion (Note 8)	91,026	154,231
Total Current Liabilities	599,385	1,079,491
Non-Current Liabilities
Convertible debt (Note 6)	5,081,546	5,256,228
Promissory note	35,628	35,628
Reclamation and environmental obligation, non-current portion (Note 8)	475,949	460,939
Total Liabilities	6,192,508	6,832,286
Stockholders' Equity
Common stock, par value $0.01, 50,000,000 authorized shares, 33,937,080 issued and outstanding at September 30, 2020 and 32,958,404 issued and outstanding at June 30, 2020	339,371	329,584
Additional paid in capital	102,117,587	100,881,957
Deficit	(55,461,837)	(54,130,329)
Total Stockholders' Equity	46,995,121	47,081,212
Total Liabilities and Stockholders' Equity	$53,187,629	$53,913,498

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Subsequent Events: Note 12

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three-Month Period Ended September 30, 2020	For the Three-Month Period Ended September 30, 2019
Revenue
Other income (Note 9)	$68,948	$31,359
Total Revenue	68,948	31,359
Expenses
Exploration	636,027	458,572
Land holding costs	131,183	137,577
Professional fees	44,452	23,636
Salaries and benefits	255,941	207,767
Directors compensation	30,942	24,587
General and administrative	114,123	112,124
Insurance	49,687	35,226
Depreciation	630	464
Accretion (Note 8)	15,010	23,647
Total Expenses	1,277,995	1,023,600
Net Loss before Other Expense	1,209,047	992,241
Other Expense (Income)
Interest income	(1,224)	(6,797)
Interest and service charges	123,685	21,055
Net Loss and Comprehensive Loss	$1,331,508	$1,006,499

Loss per Common Share
Basic	$0.04	$0.04
Diluted	$0.04	$0.04
Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	33,722,635	27,080,271
Diluted	33,722,635	27,080,271

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity

for the Three-Month Period Ended September 30, 2020 and Year ended June 30, 2020

(Unaudited)

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2019	26,519,954	$265,200	$94,764,730	$(47,700,188)	$47,329,742
Stock based compensation	—	—	203,192	—	203,192
Capital issued for services	1,096,791	10,968	965,176	—	976,144
Capital issued for payment of interest	161,217	1,612	117,697	—	119,309
Capital issued for financing	5,180,442	51,804	4,831,162	—	4,882,966
Net loss	—	—	—	(6,430,141)	(6,430,141)
Balance at June 30, 2020	32,958,404	$329,584	$100,881,957	$(54,130,329)	$47,081,212
Stock based compensation	—	—	77,424	—	77,424
Capital issued for payment of interest	183,395	1,834	203,579	—	205,413
Capital issued for financing	595,281	5,953	764,561	—	770,514
Capital issued on conversion of debt	200,000	2,000	190,066	—	192,066
Net loss	—	—	—	(1,331,508)	(1,331,508)
Balance at September 30, 2020	33,937,080	$339,371	$102,117,587	$(55,461,837)	$46,995,121

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

	For the Three-Month Period Ended September 30, 2020	For the Three-Month Period Ended September 30, 2019
Net Loss	$(1,331,508)	$(1,006,499)
Adjustment for:
Depreciation	630	464
Share based payments	—	976,144
Stock based compensation	77,424	28,310
Amortization of debt issuance costs	17,384	2,645
Interest expense	100,674	15,758
Accretion expense (Note 8)	15,010	23,647
Interest earned on reclamation bond	(1,224)	(6,790)
(Increase) decrease in prepaid expenses	(279,345)	(1,299,992)
Increase (decrease) in accounts payable	(312,162)	(211,597)
Cash used in operating activities	(1,713,117)	(1,477,910)
Cash used in investing activities	—	—
Capital issued for financing (Note 5)	770,514	—
Convertible debt issued (Note 6)	—	5,201,807
Cash provided by financing activities	770,514	5,201,807

Change in cash during period	(942,603)	3,723,897
Cash at beginning of period	5,434,081	463,690
Cash at end of period	$4,491,478	$4,187,587

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Non-Cash Transactions: Note 4

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements

For the Three-Month Periods Ended September 30, 2020 and 2019

(Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Paramount Gold Nevada Corp. (the “Company” or “Paramount”), incorporated under Chapter 78 of Nevada Revised Statutes, and its wholly-owned subsidiaries are engaged in the acquisition, exploration and development of  precious metal properties. The Company’s wholly owned subsidiaries include New Sleeper Gold LLC, Sleeper Mining Company, LLC, and Calico Resources USA Corp (“Calico”).   The Company is in the process of exploring its mineral properties in Nevada and Oregon, United States. The Company’s activities are subject to significant risks and uncertainties, including the risk of failing to secure additional funding to advance its projects and the risks of determining whether these properties contain reserves that are economically recoverable.  The Company’s shares of common stock trade on the NYSE American LLC under the symbol “PZG”.

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

The Company faces various risks related to the COVID-19 global pandemic.   The Company cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on the business, financial position, results of operations and/or cash flows.  The results of operations for the interim period ending September 30, 2020 is not necessarily indicative of the operating results expected for the year ended June 30, 2021 or for any future period.

The condensed consolidated interim financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), are presented in US dollars and follow the same accounting policies and methods of their application as the most recent annual financial statements.   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended June 30, 2020.

Significant Accounting Policies

Please see Note 1- Description of Business and Summary of Significant Accounting Policies contained in the 2020 10-K.

Note 2. Recent Accounting Guidance

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses.  The changes will be effective for the Company’s fiscal year beginning July 1, 2020.  Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company adoption of this guidance on July 1, 2020 did not have a material effect on the Company’s consolidated financial position, results of operations, cash flows and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement.  These changes will be effective for the Company’s fiscal year beginning July 1, 2020.  The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted.  The Company adoption of this guidance on July 1, 2020 did not have a material effect on the Company’s consolidated financial position, results of operations, cash flows and related disclosures.

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

The fair value of financial assets and liabilities carried at book value by level within the fair value hierarchy in the Condensed Consolidated Interim Balance Sheets at September 30, 2020 and June 30, 2020 are presented in the following table:

		Fair Value at September 30, 2020			June 30, 2020
	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,491,478	4,491,478	—	—	$5,434,081

The Company’s cash and cash equivalents are classified within Level 1 of the fair value hierarchy due to their short-term nature.  Convertible debt is classified within Level 2 of the fair value hierarchy, carried at book value.

Note 4. Non-Cash Transactions

During the three-month period ended September 30, 2020, the Company issued 183,395 shares of Common Stock for payment of interest accrued and owing at June 30, 2020 on its outstanding 2019 Convertible Notes.  Additionally, 200,000 shares of Common Stock were issued upon the conversion of 200 of its outstanding 2019 Convertible Notes.

During the three-month period ended September 30, 2019, the Company issued 1,096,791 shares to Ausenco Engineering USA South Inc. (“Ausenco”) in exchange for services valued at $976,144 to complete a feasibility study at its Grassy Mountain Project.  The shares are being held in escrow until Ausenco delivers a final feasibility study report to the Company.

Note 5. Capital Stock

Authorized Capital

Authorized capital stock consists of 50,000,000 common shares with par value of $0.01 per common share (June 30, 2020 – 50,000,000 common shares with par value $0.01 per common share).

During the three-month period ended September 30, 2020, the Company issued 595,281 shares at an approximate average price of $1.3344 for gross proceeds of $794,345.  Share issuance costs including commissions were $23,830 for net proceeds of $770,514.  The Company also issued 183,395 shares for payment of interest accrued and owing at June 30, 2020 (Note 6). The Company also issued 200,000 shares upon the conversion of 200 of the 2019 Senior Secured Convertible Notes (Note 6).

During the three-month period ended September 30, 2019, the Company issued 1,096,791 shares at a value of $0.89 per share to Ausenco in exchange for services to complete a feasibility study at its Grassy Mountain Project (Note 4).

At September 30, 2020 there were 33,937,080 common shares issued and outstanding (June 30, 2020 – 32,958,404 common shares).

Warrants

A summary of warrants exercisable into common stock activity as of September 30, 2020, and changes during the three-month period ended is presented below:

	Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at July 1, 2020	1,200,000	$1.40	0.03	—
Issued	—	—	—	—
Expired	(1,200,000)	1.40	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2020	—	$—	—	—

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

During the three-month period ending September 30, 2020, the Company granted  55,000 stock options to senior management, with a strike price of $1.00. Each option carries a 5 year term.  Options received by senior management will vest and become exercisable on achieving the following performance conditions: 1) one-half upon the completion of the Grassy Mountain Project feasibility study and 2) one-half on the issuance of mining permits for the Grassy Mountain Project by the State of Oregon.

The fair value for these options was calculated using the Black-Scholes option valuations method.  The weighted average assumptions used for the fiscal years ending June 30, 2021 and 2020 were as follows:

	2021	2020
Weighted average risk-free interest rate	0.22%	1.60%
Weighted-average volatility	63%	61%
Expected dividends	$0.00	$0.00
Weighted average expected term (years)	5.00	5.00
Weighted average fair value	$0.64	$0.39

A summary of option activity under the Stock Incentive and Compensation Plan as of September 30, 2020, and changes during the three-month period ended are presented below:

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2020	1,243,995	$1.20	3.63	$165,600
Granted	55,000	1.23	4.80	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at September 30, 2020	1,298,995	$1.20	3.44	$96,600
Exercisable at September 30, 2020	300,003	$1.39	2.46	$—

A summary of the status of Paramount’s non-vested options as at July 1, 2020 and changes during the three-month period ended September 30, 2020 is presented below:

Non-vested Options	Options	Weighted- Average Grant- Date Fair Value
Non-vested at July 1, 2020	943,992	$0.51
Granted	55,000	0.64
Vested	—	—
Forfeited	—	—
Non-vested at September 30, 2020	998,992	$0.52

As of September 30, 2020, there was $110,376 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the employee share option plan. That cost is expected to be recognized over a weighted-average period of 1.03 years. The total fair value of stock based compensation arrangements vested during the three-month period ended September 30, 2020 and 2019, was $nil and $28,310, respectively.

Note 6. Convertible Debt

	Debt
	September 30, 2020		June 30, 2020
	Current	Non-Current	Current	Non-Current
2019 Secured Convertible Notes	$—	$5,277,690	$—	$5,477,690
Less: unamortized discount and issuance costs	—	(196,144)	—	(221,462)
	$—	$5,081,546	$—	$5,256,228

In September 2019, the Company completed a private offering of 5,478 Senior Secured Convertible Notes (“2019 Convertible Notes”) at $975 per $1,000 face amount due in 2023.  Each 2019 Convertible Note will bear an interest rate of 7.5% per annum, payable semi-annually.  The principal amount of the 2019 Convertible Notes will be convertible at a price of $1.00 per share of Paramount common stock.  Unamortized discount and issuance costs of $275,883 will be amortized as an additional interest expense over the four year term of the 2019 Convertible Notes.  During the three-month period ended September 30, 2020, the Company amortized $17,384 (2019- $2,645) of discount and issuance costs.  At any point after the second anniversary of the issuance of the convertible notes, Paramount may force conversion if the share price of its common stock remains above $1.75 for 20 consecutive trading days. The convertible notes are secured by a lien on all assets of the Company and the Company is required to maintain a working capital balance of $250,000.

During the three-month period ended September 30, 2020, 200 of the 2019 Convertible Notes outstanding were converted into 200,000 shares of common stock of the Company (Note 5) and $7,934 of unamortized discount and issuance costs were debited to additional paid in capital to reflect the issued common stock.

Note 7. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	September 30, 2020	June 30, 2020
Sleeper	$24,147,585	$24,147,585
Grassy Mountain	23,185,728	23,185,728
	$47,333,313	$47,333,313

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

As a part of its insurance policy, the Company has funds in a commutation account and reclamation bonds which are used to reimburse reclamation costs and indemnity claims.  The balance of the commutation account and reclamation bonds at September 30, 2020 is $633,060 (June 30, 2020- $695,041).

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

The current undiscounted estimate of the reclamation costs for existing disturbances at the Sleeper Gold Project is $4,010,403 as required by the U.S Bureau of Land Management and the Nevada Department of Environmental Protection. Assumptions used to compute the asset retirement obligations as at September 30, 2020 and June 30, 2020 for the Sleeper Gold Project included a credit adjusted risk free rate and inflation rate of 9.76% (June 30, 2020– 9.76%) and 1.6% (June 30, 2020 – 1.6%), respectively. Expenses are expected to be incurred between the years 2019 and 2056.

Changes to the Company’s asset retirement obligations for the three-month period ended September 30, 2020 and the year ended June 30, 2020 are as follows:

	Three-Month Period Ended September 30, 2020	Year Ended June 30, 2020
Balance at beginning of period	$615,170	$965,677
Accretion expense	15,010	94,591
Payments	(63,205)	(723,279)
Change in estimate of existing obligation	—	278,181
Balance at end of period	$566,975	$615,170

The balance of the asset retirement obligation of $566,975 at September 30, 2020 (June 30, 2020 -$615,170 ) is comprised of a current portion of $91,026 (June 30, 2020 -$154,231 ) and a non-current portion of $475,949 (June 30, 2020 -$460,939). The Company recorded an accretion expense for the three-month period ended September 30, 2020 of $15,010 (September 30, 2019 - $23,647)

Note 9. Other Income

The Company’s other income details for the three-month period ended September 30, 2020 and 2019 were as follows:

	Three-Month Period	Three-Month Period
	Ended September 30, 2020	Ended September 30, 2019
Re-imbursement of reclamation costs	$63,205	$25,728
Leasing of water rights to third party	5,743	5,631
Total	$68,948	$31,359

Note 10. Segmented Information:

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses and mineral property carrying values by material project for the three-month period ended September 30, 2020:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at September 30, 2020
Sleeper Gold Project	$283,263	$106,904	$24,147,585
Grassy Mountain Project	352,764	24,279	23,185,728
	$636,027	$131,183	$47,333,313

Expenses for the three-month period ended September 30, 2019 and mineral property carrying values as at June 30, 2020 by material project:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at June 30, 2020
Sleeper Gold Project	$108,197	$102,799	$24,147,585
Grassy Mountain Project	350,375	34,778	23,185,728
	$458,572	$137,577	$47,333,313

Note 11. Commitments and Contingencies:

Lease Commitments

The Company has an office premise lease that expires on June 30, 2021.  The aggregate minimum rentals payable for these operating leases are as follows:

Year	Total Amount
2021	$5,288

During the three-month period ended September 30, 2020, $16,474 was recognized as rent expense in the statement of operations and comprehensive loss/income.

Other Commitments

Paramount has an agreement to acquire 44 mining claims (“Cryla Claims”) covering 589 acres located immediately to the west of the proposed Grassy Mountain site from Cryla LLC.  Paramount is obligated to make annual lease payments of $40,000 per year for the first two years of the lease term commencing in 2018 and $60,000 per year thereafter with an option to purchase the Cryla Claims for $560,000 at any time.  The term of the agreement is 25 years.  In the event Paramount exercises its option to acquire the Cryla Claims, all annual payments shall be credited against a production royalty that will be based on a prevailing price of the metals produced from the Cryla Claims.  The royalty rate ranges between 2% and 4% based on the daily price of gold. The agreement with Cryla can be terminated by Paramount at any time. All lease payments under the agreement are up-to-date and no other payments were made during the three-month period ending September 30, 2020.  The Cryla Claims are without known mineral reserves and there is no current exploratory work being performed.

Paramount has an agreement with Nevada Select Royalty (“Nevada Select”) to purchase 100% of the Frost Project, which consists of 40 mining claims located approximately 12 miles west of its Grassy Mountain Project.  A total consideration of $250,000 payable to Nevada Select will be based on certain events over time.  Nevada Select will retain a 2% NSR on the Frost Claims and Paramount has the right to reduce the NSR to 1% for a payment of $1 million.  All required payments under the agreement are up-to-date as of September 30, 2020.  The Frost Claims are without known mineral reserves.

Note 12 Subsequent Events

Subsequent to the period-ended September 30, 2020, the Company issued 350,609 shares upon the conversion of 351 outstanding 2019 Convertible Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give the Company's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company's current plans, and the Company's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, and in the risk factors on Form 10-K that was filed with the U.S. Securities and Exchange Commission (SEC) on September 25, 2020. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

Cautionary Note to U.S. Investors

Paramount is subject to the reporting requirements of the Exchange Act and this filing and other U.S. reporting requirements are governed by the SEC Industry Guide 7.  Additionally, Paramount is subject to certain reporting requirements under applicable Canadian securities laws with respect to our material mineral properties under National Instrument 43-101 Standards of Disclosure for Mineral Projects (NI 43-101) We caution investors that certain terms used under Canadian reporting requirements and definitions of NI 43-101 to describe mineralization may not be classified as a “reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time the reserve determination is made.  Therefore, investors are cautioned not to assume that all or any part of the mineralized material contained at any of our material projects will ever be converted to Industry Guide 7 compliant reserves.

Overview

We are a company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon.  We enhance the value of our projects by implementing exploration and engineering programs that have the goal to expand and upgrade known mineralized material to reserves.  The following discussion updates our outlook and plan of operations for the foreseeable future.  It also analyzes our financial condition and summarizes the results of our operations for the three-month period ended September 30, 2020 and compares these results to the results of the prior year three-month period ended September 30, 2019.

Operating Highlights:

During the three-month period ended September 30, 2020, the Company announced that the Oregon Water Resource Department (“OWRD”) had reviewed and approved the plans and specifications for the tailings dam proposed for the Grassy Mountain mine and stated that from a safety perspective the plans are construction ready.  The OWRD reviewed the data within the Consolidated Permit Application which Paramount submitted in November 2019 and which included all tailings design drawings, safety analysis, field data collected and laboratory testing. The OWRD and its engineering team are required to review and evaluate the data and design, classify the hazard level (high, significant, or low hazard rating) and evaluate readiness for construction from a dam safety perspective.  Considering the project’s remote geographic location, low population density, arid nature with no rivers or permanent streams in close proximity, seismic analysis and all other data compiled, OWRD has rated the dam as low hazard, its lowest risk level. The approval for construction is valid for 5 years with extensions possible on request.

In September 2020, we press released the results of a Canadian NI 43-101 Feasibility Study (“FS”) for our Grassy Mountain Project in Oregon. The FS was completed by a group of industry leading consulting firms led by Ausenco Engineering Canada Inc. (“Ausenco”) who managed the overall study and were responsible for processing and infrastructure design and oversaw metallurgical testing; Mine

Development Associates (“MDA”) who updated the mineral resource estimate and completed the mine planning and reserves estimation; Golder Associates designed the tailings storage facility and EM strategies who oversaw the environmental aspects of the FS.

This mining scenario in the FS results in an average annual production of 47,000 ounces of gold and 55,000 ounces of silver for eight years. The metal prices used for the economic analysis includes $1,472 per ounce of gold sold and $16.96 per ounce of silver sold.  The life of mine average cash operating are estimated to be $583 per gold ounce including silver revenues as credit produced and the total initial capital requirements are estimated to be $97.5 million resulting in a net present value of $105 million using a 5% discount rate.

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

As reported in our Annual Report on Form 10-K for the year ended June 30, 2020 the Company expects to undertake the following activities:

Grassy Mountain Project:

Paramount expects to receive the Feasibility Study report from Ausenco in its second quarter of the current fiscal year and to focus its efforts on continued state and federal mining permitting for the fiscal year ending June 30, 2021.  As a follow up to submitting the Consolidated Permit Application (“CPA”) in November 2019, Paramount will respond to the State of Oregon’s CPA completeness review (“Review”) received in February 2019.  The Review provided included proposed resolutions and additional information required by the Company and will assist the Company in submitting a revised CPA.  The Company expects the revised CPA to address all the comments and requests for additional information with the objective of submitting a complete revised CPA that allows the State of Oregon to determine whether to issue a state mining permit for the Grassy Mountain Project.  In addition to the State of Oregon permitting activities, Paramount expects to respond to BLM comments it received on its POO.  Once all the comments have been addressed, the BLM will register a Notice in the Federal Register once the application is deemed complete.  The Notice initiates the EIS process under the National Environmental Policy Act.   To complete these activities Paramount will engage specialized mining consulting firms, work with State and Federal contracted thirds parties and work directly with both state and federal permitting agencies.

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

COVID-19 Update

Paramount continues to monitor the evolution of the COVID-19 pandemic and continues to evaluate its business activities and plans.   Our priority is to ensure the health and safety of our employee and consultants.  We continue to perform the majority of our activities remotely with a limited amount of on-site or in-office attendance only when required.   Video conferencing has replaced in-person participation in conferences, permitting and other corporate activities that typically required corporate travel.

Comparison of Operating Results for the three-months ended September 30, 2020 and 2019

Results of Operations

We did not earn any revenue from mining operations for the three-months ended September 30, 2020 and 2019. During the three-month period ended September 30, 2020, we continued with activities related to completing a feasibility study on the Grassy Mountain Project and released a summary of results from the comprehensive study in which a complete report is expected in our second quarter.

Net Loss

Our net loss before income taxes for the three-months ended September 30, 2020 was $1,331,508 compared to a net loss before income taxes of $1,006,499 in the previous year. The drivers of the increase in net loss before income taxes of 32% are fully described below.

The Company expects to incur losses for the foreseeable future as we continue with our planned exploration and development programs.

Expenses

Exploration and Land Holding Costs

For the three-month period ended September 30, 2020, exploration expenses were $636,027 compared to $458,572 in the prior year comparable period.  This represents an increase of 39% or $177,455.  During the three-month period ended September 30, 2020, the Company focused its efforts on completing its previously announced feasibility study for the Grassy Mountain project.  Included were expenses related to the Company’s reclamation activities at the Sleeper Project.  Total exploration expenses at the Grassy Mountain Project during the current three-month period were $352,764.

For the three-month period ended September 30, 2020, land holding costs were $131,183 compared to $137,577 in the prior year comparable period.  The decrease of land holding costs from the prior year comparable period was due to the expiry of a lease term on non material BLM mining claims owned by a third party.

Salaries and Benefits

For the three-month period ended September 30, 2020, salary and benefits increased by 23% or by $48,174 to $255,941 from the prior year’s three-month period ended September 30, 2019.  Salary and benefits is comprised of cash and stock based compensation of the Company’s executive and corporate administration teams.  The increase primarily reflects changes to salary and stock-based compensation incurred during the three-month period ended September 30, 2020 compared to the three-month period ended September 30, 2019.  Included in the salary and benefits expense amount for the three-month period ended September 30, 2020 and 2019 was a non-cash stock-based compensation of $58,929 and $43,409, respectively.

Directors’ Compensation

For the three-month period ended September 30, 2020, directors’ compensation increased by 26% or by $6,355 from the prior year’s three-month period ended September 30, 2019.  Directors’ compensation consists of cash and stock-based compensation of the Company’s board of directors.  The increase reflects the additional cash compensation recorded in the current quarter compared to the prior year’s comparable period.

Professional Fees and General and Administration

For the three-month period ended September 30, 2020, professional fees were $44,452 compared to $23,636 in the prior year’s comparable period.  This represents an increase of 88% or $20,816.  Advisory fees incurred related to the completion of our feasibility study were the main factors for the increase in these expenses from the prior year comparable period.

For the three-month period ended September 30, 2020, general and administration expenses increased by 2% to $114,123 from $112,124 in the prior year comparable period.  Although general and administration expenses did not change significantly from the previous year’s comparable period the  Company did incur lower travel related expenses due to the COVID-19 related travel restriction.  The reduction in travel expenses were offset by additional costs to support remote working and the participation in additional industry related virtual investment conferences.

 Liquidity and Capital Resources

As an exploration and development company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand.  At September 30, 2020, we had cash and cash equivalents of $4,491,478 compared to $5,434,081 as at June 30, 2020.  In May 2020, the Company established an $8.0 million “at the market” equity offering with Cantor Fitzgerald & Co. and Canaccord Genuity LLC to proactively increase its financial flexibility.   During the three-months ended September 30, 2020, the Company issued 595,281 shares for net proceeds of $770,514 under the program.

The main uses of cash for the three-month period ending comprised of the following material amounts:

•

Cash used in operating activities which included general and administration expenses, land holding costs, exploration programs at our Grassy Mountain and Sleeper Gold Projects and reclamation activities of $1,713,117

We anticipate our operating expenditures for the remainder of the fiscal year ending June 30, 2021 to be as follows:

•	$1.35 million on corporate administration expenses (expenses include executive management and employee salaries, legal, audit, marketing and other general and administrative expenses)

•	$0.85 to $1.1 million on the Sleeper Gold Project (expenses include exploration programs, reclamation costs, employee salary and benefits, and land holding costs)

•

$2.0 million on the Grassy Mountain Project and Frost Project (expenses include consulting fees, land holding costs and general and administration expenses, environmental impact statement preparation, and costs associated with the State of Oregon permit revised CPA)

Our anticipated expenditures will be funded by our cash on hand and by other capital resources.  Historically, we and other similar exploration and development public companies have accessed capital through equity financing arrangements or by the sale of royalties on its mineral properties.  If, however we are unable to obtain additional capital or financing, our exploration and development activities will be significantly adversely affected.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2020.

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

Company Name

Date: November 5, 2020	By:	/s/ Rachel Goldman
Rachel Goldman
Chief Executive Officer

Date: November 5, 2020	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer