Form 10-Q
period 2020-12-31
Paramount Gold Nevada Corp.
filed 2021-02-05
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of registrant’s Common Stock outstanding, $0.01 par value per share, as of February 4, 2021 was 36,226,546.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	PZG	NYSE American

Table of Contents

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Interim Balance Sheets as of December 31, 2020 and June 30, 2020 (Unaudited)	2
	Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Six-Months Ended December 31, 2020 and December 31, 2019 (Unaudited)	3
	Condensed Consolidated Interim Statements of Stockholders’ Equity for the Three Months Ended September 30, 2020 and December 31, 2020 and Year ended June 30, 2020 (Unaudited)	4
	Condensed Consolidated Interim Statements of Cash Flows for the Six-months Ended December 31, 2020 and December 31, 2019 (Unaudited)	5
	Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	20

PART II	OTHER INFORMATION
Item 1A.	Risk Factors	20
Item 4.	Mine Safety Disclosures	20
Item 6.	Exhibits	21

Signatures	Directors, Executive Officers and Corporate Governance	22

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

(Unaudited)

	As at December 31,	As at June 30,
	2020	2020
Assets
Current Assets
Cash and cash equivalents	$3,498,093	$5,434,081
Prepaid expenses and other	551,579	442,596
Total Current Assets	4,049,672	5,876,677
Non-Current Assets
Mineral properties (Note 7)	47,333,313	47,333,313
Reclamation bond (Note 8)	462,925	695,041
Property and equipment	7,206	8,467
Total Non-Current Assets	47,803,444	48,036,821
Total Assets	$51,853,116	$53,913,498
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$593,978	$925,260
Reclamation and environmental obligation, current portion (Note 8)	30,000	154,231
Total Current Liabilities	$623,978	1,079,491
Non-Current Liabilities
Convertible debt (Note 6)	$4,759,376	5,256,228
Promissory note	35,859	35,628
Reclamation and environmental obligation, non-current portion (Note 8)	366,133	460,939
Total Liabilities	5,785,346	6,832,286
Stockholders' Equity
Common stock, par value $0.01, 200,000,000 authorized shares, 34,586,981 issued and outstanding at December 31, 2020 and 50,000,000 authorized shares, 32,958,404 issued and outstanding at June 30, 2020 (Note 5)	345,870	329,584
Additional paid in capital	102,958,636	100,881,957
Deficit	(57,236,736)	(54,130,329)
Total Stockholders' Equity	46,067,770	47,081,212
Total Liabilities and Stockholders' Equity	$51,853,116	$53,913,498

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Subsequent Events: Note 12

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three-Month Period Ended December 31, 2020	For the Three-Month Period Ended December 31, 2019	For the Six-Month Period Ended December 31, 2020	For the Six-Month Period Ended December 31, 2019
Revenue
Other income (Note 9)	$185,852	$306,059	$254,800	$337,418
Total Revenue	185,852	306,059	254,800	337,418
Expenses
Exploration	874,488	1,808,632	1,510,515	2,267,200
Land holding costs	130,400	132,137	261,584	269,714
Professional fees	28,699	65,695	73,151	89,332
Salaries and benefits	579,935	303,922	835,877	511,689
Directors compensation	45,169	12,358	76,111	36,944
General and administrative	124,752	150,743	238,877	262,867
Insurance	49,637	33,236	99,323	68,461
Depreciation	630	981	1,261	1,445
Accretion (Note 8)	15,010	23,648	30,020	47,294
Total Expenses	1,848,720	2,531,352	3,126,719	3,554,946
Net Loss before Other Expense	1,662,868	2,225,293	2,871,919	3,217,528
Other Expense (Income)
Interest income	(1,032)	(5,944)	(2,256)	(12,740)
Interest and service charges	113,063	123,168	236,744	144,228
Net Loss and Comprehensive Loss	$1,774,899	$2,342,517	$3,106,407	$3,349,016

Loss per Common Share
Basic	$0.05	$0.08	$0.09	$0.12
Diluted	$0.05	$0.08	$0.09	$0.12
Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	34,338,221	27,616,745	34,030,428	27,348,508
Diluted	34,338,221	27,616,745	34,030,428	27,348,508

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity

for the Three-Month Periods Ended September 30, 2020, December 31, 2020 and Year ended June 30, 2020

(Unaudited)

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2019	26,519,954	$265,200	$94,764,730	$(47,700,188)	$47,329,742
Stock based compensation	—	—	203,192	—	203,192
Capital issued for services	1,096,791	10,968	965,176	—	976,144
Capital issued for payment of interest	161,217	1,612	117,697	—	119,309
Capital issued for financing	5,180,442	51,804	4,831,162	—	4,882,966
Net loss	—	—	—	(6,430,141)	(6,430,141)
Balance at June 30, 2020	32,958,404	$329,584	$100,881,957	$(54,130,329)	$47,081,212
Stock based compensation	—	—	77,424	—	77,424
Capital issued for payment of interest	183,395	1,834	203,579	—	205,413
Capital issued for financing	595,281	5,953	764,561	—	770,514
Capital issued on conversion of debt	200,000	2,000	190,066	—	192,066
Net loss	—	—	—	(1,331,508)	(1,331,508)
Balance at September 30, 2020	33,937,080	$339,371	$102,117,587	$(55,461,837)	$46,995,121
Stock based compensation	—	—	201,465	—	201,465
Capital issued for services	166,792	1,668	179,790	—	181,458
Capital issued for financing	132,500	1,325	125,517	—	126,842
Capital issued on conversion of debt	350,609	3,506	334,277	—	337,783
Net loss	—	—	—	(1,774,899)	(1,774,899)
Balance at December 31, 2020	34,586,981	$345,870	$102,958,636	$(57,236,736)	$46,067,770

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

	For the Six-Month Period Ended December 31, 2020	For the Six-Month Period Ended December 31, 2019
Net Loss	$(3,106,407)	$(3,349,016)
Adjustment for:
Depreciation	1,261	1,445
Share based payments	181,458	976,144
Stock based compensation	278,889	59,506
Amortization of debt issuance costs	32,997	20,029
Interest expense	195,022	15,758
Accretion expense (Note 8)	30,020	47,294
Interest earned on reclamation bond	(16,941)	(12,728)
Increase in prepaid expenses	(108,983)	(835,375)
Decrease in accounts payable	(320,660)	(577,808)
Cash used in operating activities	(2,833,344)	(3,654,751)
Purchase of equipment	—	(3,443)
Cash used in investing activities	—	(3,443)
Capital issued for financing (Note 5)	897,356	—
Convertible debt issued (Note 6)	—	5,201,807
Cash provided by financing activities	897,356	5,201,807

Change in cash during period	(1,935,988)	1,543,613
Cash at beginning of period	5,434,081	463,690
Cash at end of period	$3,498,093	$2,007,303

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Non-Cash Transactions: Note 4

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements

For the Six-Month Periods Ended December 30, 2020 and 2019

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

The Company faces various risks related to the COVID-19 global pandemic.   The Company cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on the business, financial position, results of operations and/or cash flows.  The results of operations for the interim period ended December 31, 2020 is not necessarily indicative of the operating results expected for the year ended June 30, 2021 or for any future period.

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

Financial assets carried at fair value on a recurring basis by level within the fair value hierarchy in the Condensed Consolidated Interim Balance Sheets at December 31, 2020 and June 30, 2020 are presented in the following table:

		Fair Value at December 31, 2020			June 30, 2020
	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,498,093	3,498,093	—	—	$5,434,081

The carrying values of accounts payable, promissory note and convertible debt (Note 6) approximate fair value as of December 31, 2020 and June 30, 2020.

Note 4. Non-Cash Transactions

During the six-month period ended December 31, 2020, the Company issued 183,395 shares of Common Stock for payment of interest accrued and owing at June 30, 2020 on its outstanding 2019 Convertible Notes.  Additionally, 550,609 shares of Common Stock were issued upon the conversion of 551 of its outstanding 2019 Convertible Notes.  The Company also issued 166,792 shares of Common Stock to Ausenco Engineering USA South Inc. in exchange for services valued at $183,471.

During the six month period ended December 31, 2019, the Company issued 1,096,791 shares to Ausenco in exchange for services valued at $976,144 to complete a feasibility study at its Grassy Mountain Project.

Note 5. Capital Stock

Authorized Capital

Authorized capital stock consists of 200,000,000 common shares with par value of $0.01 per common share (June 30, 2020 – 50,000,000 common shares with par value $0.01 per common share).  An increase to authorized capital stock was approved by the Company’s stockholders during the six-month period ended December 31, 2020.

During the three-month period ended December 31, 2020, the Company issued 132,500 shares at an approximate average price of $1.16 for gross proceeds of $153,682.  Share issuance costs related to this were $26,840.  The Company also issued 166,792 shares at a value of $1.10 for services to complete a feasibility study at its Grassy Mountain Project (Note 4).  Additionally, the Company issued 350,609 shares upon the conversion of 351 notes of the 2019 Senior Secured Convertible Notes (Note 6).

During the six-month period ended December 31, 2020, the Company issued 727,781 shares at an approximate average price of $1.30 for gross proceeds of $948,026.  Share issuance costs related to this were $50,670.  The Company issued 166,792 shares at a value of $1.10 for services to complete a feasibility study at its Grassy Mountain Project (Note 4).  The Company also issued 183,395 shares for payment of interest accrued and owing at June 30, 2020 (Note 6) with a fair value of $205,413. The Company also issued 550,609 shares upon the conversion of 551 of the 2019 Senior Secured Convertible Notes (Note 6).

During the three and six-month period ended December 31, 2019, the Company issued 1,096,791 shares at a value of $0.89 per share to Ausenco in exchange for services to complete a feasibility study at its Grassy Mountain Project (Note 4).

At December 31, 2020 there were 34,586,981 common shares issued and outstanding (June 30, 2020 – 32,958,404 common shares).

Warrants

A summary of warrants exercisable into common stock activity as of December 31, 2020, and changes during the six-month period ended is presented below:

	Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at July 1, 2020	1,200,000	$1.40	0.03	—
Issued	—	—	—	—
Expired	(1,200,000)	1.40	—	—
Exercised	—	—	—	—
Outstanding at December 31, 2020	—	$—	—	—

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

During the three-month period ended December 31, 2020, the Company granted  700,000 stock options to senior management, directors, employees and consultants, with a strike price of $1.12. Each option carries a 5 year term.  Options received by senior management and directors will vest and become exercisable on achieving the following conditions: 1) one-third immediately upon grant, 2) one-third on the first anniversary of the grant, and 3) one-third upon the receipt of federal and state mining permits at the Grassy Mountain Project.  Stock Options received by employees and consultants will vest and become exercisable as follows: 1) one-half immediately upon grant, and  2) one-half on the first anniversary of the grant. During the three-month period ended December

31, 2020, share-based compensation expense relating to service condition options and performance condition was $176,973 and $24,492, respectively (2019- $15,586 and $15,610).

During the six-month period ending December 31, 2020, a total of 755,000 stock options were granted by the Company.  During the six-month period ended December 31, 2020, share-based compensation expense relating to service condition options and performance condition was $200,002 and $78,887, respectively (2019- $27,444 and $32,062).

The fair value for these options was calculated using the Black-Scholes option valuations method.  The weighted average assumptions used for the six-month period ended December 31, 2020 and fiscal year ended June 30, 2020 were as follows:

	2021	2020
Weighted average risk-free interest rate	0.22%	1.60%
Weighted-average volatility	60%	61%
Expected dividends	$0.00	$0.00
Weighted average expected term (years)	5.00	5.00
Weighted average fair value	$0.57	$0.39

A summary of option activity under the Stock Incentive and Compensation Plan as of December 31, 2020, and changes during the six-month period ended are presented below:

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2020	1,243,995	$1.20	3.63	$165,600
Granted	755,000	1.13	4.93	35,000
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2020	1,998,995	$1.17	3.81	$152,300
Exercisable at December 31, 2020	898,333	$1.17	3.62	$66,041

A summary of the status of Paramount’s non-vested options as at July 1, 2020 and changes during the six-month period ended December 31, 2020 is presented below:

Non-vested Options	Options	Weighted- Average Grant- Date Fair Value
Non-vested at July 1, 2020	943,992	$0.51
Granted	755,000	0.57
Vested	598,330	0.47
Forfeited	—	—
Non-vested at December 31, 2020	1,100,662	$0.57

As of December 31, 2020, there was $299,037 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the employee share option plan. That cost is expected to be recognized over a weighted-average period of 1.10 years. The total fair value of stock based compensation arrangements vested during the six-month period ended December 31, 2020 and 2019, was $283,431 and $nil, respectively.

Note 6. Convertible Debt

	Debt
	December 31, 2020		June 30, 2020
	Current	Non-Current	Current	Non-Current
2019 Secured Convertible Notes	$—	$4,927,081	$—	$5,477,690
Less: unamortized discount and issuance costs	—	(167,705)	—	(221,462)
	$—	$4,759,376	$—	$5,256,228

In September 2019, the Company completed a private offering of 5,478 Senior Secured Convertible Notes (“2019 Convertible Notes”) at $975 per $1,000 face amount due in 2023.  Each 2019 Convertible Note will bear an interest rate of 7.5% per annum, payable semi-annually.  The principal amount of the 2019 Convertible Notes will be convertible at a price of $1.00 per share of Paramount common stock.  Unamortized discount and issuance costs of $275,883 will be amortized as an additional interest expense over the four year term of the 2019 Convertible Notes.  During the six-month period ended December 31, 2020, the Company amortized $32,997 (2019- $20,029) of discount and issuance costs.  At any point after the second anniversary of the issuance of the convertible notes, Paramount may force conversion if the share price of its common stock remains above $1.75 for 20 consecutive trading days. The convertible notes are secured by a lien on all assets of the Company and the Company is required to maintain a working capital balance of $250,000.

During the three-month period ended December 31, 2020, 351 of the 2019 Convertible Notes outstanding were converted into 350,609 shares of common stock of the Company (Note 5) and $12,826 of unamortized discount and issuance costs were debited to additional paid in capital to reflect the issued common stock.

During the six-month period ended December 31, 2020, 551 of the 2019 Convertible Notes outstanding were converted into 550,609 shares of common stock of the Company (Note 5) and $20,760 of unamortized discount and issuance costs were debited to additional paid in capital to reflect the issued common stock.

Note 7. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	December 31, 2020	June 30, 2020
Sleeper	$24,147,585	$24,147,585
Grassy Mountain	23,185,728	23,185,728
	$47,333,313	$47,333,313

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

Note 8. Reclamation and Environmental:

The Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims at its Sleeper Gold Project. It also has provided financial security for future reclamation work in the form of reclamation bonds held by the U.S Bureau of Land Management (“BLM”) for the Sleeper Gold Project and Grassy Mountain Project.  The balance of the commutation account and reclamation bonds at December 31, 2020 is $462,925 (June 30, 2020- $695,041).

The Company holds an insurance policy which is in effect until 2033 related to its Sleeper Gold Project.  The policy covers reclamation costs up to an aggregate of $25 million in the event the Company’s commutation account is insufficient to cover any mandated reclamation obligations.

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

The current undiscounted estimate of the reclamation costs for existing disturbances at the Sleeper Gold Project is $4,010,403 as required by the BLM and the Nevada Department of Environmental Protection. Assumptions used to compute the asset retirement obligations as at December 31, 2020 and June 30, 2020 for the Sleeper Gold Project included a credit adjusted risk free rate and inflation rate of 9.76% (June 30, 2020– 9.76%) and 1.6% (June 30, 2020 – 1.6%), respectively. Expenses are expected to be incurred between the years 2021 and 2049.

Changes to the Company’s asset retirement obligations for the six-month period ended December 31, 2020 and the year ended June 30, 2020 are as follows:

	Six-Month Period Ended December 31, 2020	Year Ended June 30, 2020
Balance at beginning of period	$615,170	$965,677
Accretion expense	30,020	94,591
Payments	(249,057)	(723,279)
Change in estimate of existing obligation	—	278,181
Balance at end of period	$396,133	$615,170

The balance of the asset retirement obligation of $396,133 at December 31, 2020 (June 30, 2020 -$615,170 ) is comprised of a current portion of $30,000 (June 30, 2020 -$154,231 ) and a non-current portion of $366,133 (June 30, 2020 -$460,939). The Company recorded an accretion expense for the six-month period ended December 31, 2020 of $30,020 (December 31, 2019 - $47,294)

Note 9. Other Income

The Company’s other income details for the six-month period ended December 31, 2020 and 2019 were as follows:

	Six-Month Period	Six-Month Period
	Ended December 31, 2020	Ended December 31, 2019
Re-imbursement of reclamation costs	$249,057	$331,787
Leasing of water rights to third party	5,743	5,631
Total	$254,800	$337,418

Note 10. Segmented Information:

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses and mineral property carrying values by material project for the six-month period ended December 31, 2020:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at December 31, 2020
Sleeper Gold Project	$431,884	$213,810	$24,147,585
Grassy Mountain Project	1,078,631	47,774	23,185,728
	$1,510,515	$261,584	$47,333,313

Expenses for the six-month period ended December 31, 2019 and mineral property carrying values as at June 30, 2020 by material project:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at June 30, 2020
Sleeper Gold Project	$661,309	$209,702	$24,147,585
Grassy Mountain Project	1,605,891	60,012	23,185,728
	$2,267,200	$269,714	$47,333,313

Note 11. Commitments and Contingencies:

Lease Commitments

The Company has an office premise lease that expires on June 30, 2021.  The aggregate minimum rentals payable for these operating leases are as follows:

Year	Total Amount
2021	$2,644

During the six-month period ended December 31, 2020, $25,021 was recognized as rent expense in the statement of operations and comprehensive loss.

Other Commitments

Paramount has an agreement to acquire 44 mining claims (“Cryla Claims”) covering 589 acres located immediately to the west of the proposed Grassy Mountain site from Cryla LLC.  Paramount is obligated to make annual lease payments of $40,000 per year for the first two years of the lease term commencing in 2018 and $60,000 per year thereafter with an option to purchase the Cryla Claims for $560,000 at any time.  The term of the agreement is 25 years.  In the event Paramount exercises its option to acquire the Cryla Claims, all annual payments shall be credited against a production royalty that will be based on a prevailing price of the metals produced from the Cryla Claims.  The royalty rate ranges between 2% and 4% based on the daily price of gold. The agreement with Cryla can be terminated by Paramount at any time. All lease payments under the agreement are up-to-date and no other payments were made during the six-month period ended December 31, 2020.  The Cryla Claims are without known mineral reserves and there is no current exploratory work being performed.

Paramount has an agreement with Nevada Select Royalty (“Nevada Select”) to purchase 100% of the Frost Project, which consists of 40 mining claims located approximately 12 miles west of its Grassy Mountain Project.  A total consideration of $250,000 payable to Nevada Select will be based on certain events over time.  Nevada Select will retain a 2% NSR on the Frost Claims and Paramount has the right to reduce the NSR to 1% for a payment of $1 million.  All required payments under the agreement are up-to-date as of December 31, 2020.  The Frost Claims are without known mineral reserves.

Note 12 Subsequent Events

Subsequent to the period-ended December 31, 2020, the Company issued 349,391 shares upon the conversion of 349 outstanding 2019 Convertible Notes.   The Company also issued 179,032 shares for the payment of interest accrued and owing at December 31, 2020 for its outstanding convertible debt.  Additionally, the Company sold, pursuant to its “at the market” equity offering program, 1,111,142 shares at an approximate average price of $1.21 per share for gross proceeds of approximately $1,346,544.

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

Overview

We are a company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon.  We enhance the value of our projects by implementing exploration and engineering programs that have the goal to expand and upgrade known mineralized material to reserves.  The following discussion updates our outlook and plan of operations for the foreseeable future.  It also analyzes our financial condition and summarizes the results of our operations for the three and six-month period ended December 31, 2020 and compares these results to the results of the prior year three and six-month period ended December 31, 2019.

Operating Highlights:

During the six-month period ended December 31, 2020, the Company announced that the Oregon Water Resource Department (“OWRD”) had reviewed and approved the plans and specifications for the tailings dam proposed for the Grassy Mountain mine and stated that from a safety perspective the plans are construction ready.  The OWRD reviewed the data within the Consolidated Permit Application which Paramount submitted in November 2019 and which included all tailings design drawings, safety analysis, field data collected and laboratory testing. The OWRD and its engineering team are required to review and evaluate the data and design, classify the hazard level (high, significant, or low hazard rating) and evaluate readiness for construction from a dam safety perspective.  Considering the project’s remote geographic location, low population density, arid nature with no rivers or permanent streams in close proximity, seismic analysis and all other data compiled, OWRD has rated the dam as low hazard, its lowest risk level. The approval for construction is valid for 5 years with extensions possible on request.

In September 2020, we announced the results of a Canadian NI 43-101 Feasibility Study (“FS”) for our Grassy Mountain Project in Oregon. The FS was completed by a group of industry leading consulting firms led by Ausenco Engineering Canada Inc. (“Ausenco”) who managed the overall study and were responsible for processing and infrastructure design and oversaw metallurgical testing; Mine

Development Associates (“MDA”) who updated the mineral resource estimate and completed the mine planning and reserves estimation; Golder Associates designed the tailings storage facility and EM Strategies oversaw the environmental aspects of the FS.

This mining scenario in the FS results in an average annual production of 47,000 ounces of gold and 55,000 ounces of silver for eight years. The metal prices used for the economic analysis includes $1,472 per ounce of gold sold and $16.96 per ounce of silver sold.  The life of mine average cash operating costs are estimated to be $583 per gold ounce including silver revenues as by product credit and the total initial capital requirements are estimated to be $97.5 million resulting in a net present value of $105 million using a 5% discount rate.  In October, 2020, we filed the completed FS on SEDAR as required by Canadian security laws.

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

As reported in our Annual Report on Form 10-K for the year ended June 30, 2020 the Company expects to undertake the following activities:

Grassy Mountain Project:

Paramount received the final Feasibility Study report from Ausenco during the three-month period ended December 31, 2020 and expects to focus its efforts on continued state and federal mining permitting for the fiscal year ended June 30, 2021.  As a follow up to submitting the Consolidated Permit Application (“CPA”) in November 2019, Paramount will respond to the State of Oregon’s CPA completeness review (“Review”) received in February 2019.  The Review provided requests for additional information required by the Company and its proposed resolutions will assist the Company in submitting a revised CPA.  The Company expects the revised CPA to address all the comments and requests for additional information with the objective of submitting a complete revised CPA that allows the State of Oregon to determine whether to issue a state mining permit for the Grassy Mountain Project.  In addition to the State of Oregon permitting activities, Paramount expects to respond to BLM comments it received on its Plan of Operation (“PoO”).  Once all the comments have been addressed and the PoO is deemed complete, the BLM will register a Notice in the Federal Register.  The Notice initiates the EIS process under the National Environmental Policy Act.   To complete these activities Paramount will engage specialized mining consulting firms, work with State and Federal contracted thirds parties and work directly with both state and federal permitting agencies.

Sleeper Gold Project:

Paramount is planning to initiate several programs during the upcoming fiscal year that it believes will enhance the value of the Sleeper Gold Project.  The programs planned include:  1) a review of all geological, geochemical and geophysical data for the purposes of generating targets for exploration drilling to locate additional higher-grade mineralization in the close proximity of the original Sleeper pit or in the large mining claim package owned by the Company; (2) evaluate the various successful metallurgical tests, previously conducted on the sulfide bearing mineralized material in order to optimize the best economic alternatives and increase the number of gold ounces that could be produced in a proposed mining scenario.  (this could include bio or alkaline oxidation in a heap leach scenario, flotation and oxidation and gold recoveries from concentrates); and (3) update the resource estimation and preliminary economic assessment with the best alternatives identified for the project.

Frost Project:

The Company will implement an initial reverse circulation drill program to test historical drill results and additional selective targets.

COVID-19 Update

Paramount continues to monitor the evolution of the COVID-19 pandemic and continues to evaluate its business activities and plans.   Our priority is to ensure the health and safety of our employee and consultants.  We continue to perform the majority of our activities remotely with a limited amount of on-site or in-office attendance only when required.   Video conferencing has replaced in-person participation in conferences, permitting and other corporate meeting and activities that typically required corporate travel.

Comparison of Operating Results for the three and six-months ended December 31, 2020 and 2019

Results of Operations

We did not earn any revenue from mining operations for the three and six-months ended December 31, 2020 and 2019. During the six-month period ended December 31, 2020, we completed and filed a comprehensive feasibility study on the Grassy Mountain Project.

Net Loss

Our net loss for the three-months ended December 31, 2020 was $1,774,899 compared to a net loss of $2,342,517 in the previous year. The drivers of the decrease in net loss of 24% are fully described below.

Our net loss for the six-months ended December 31, 2020 was $3,106,407 compared to a net loss of $3,349,016 in the previous year.  The decrease in net loss of 7% is fully described below.

The Company expects to incur losses for the foreseeable future as we continue with our planned exploration and development programs.

Expenses

Exploration and Land Holding Costs

For the three-month period ended December 31, 2020, exploration expenses were $874,488 compared to $1,808,632 in the prior year comparable period.  This represents a decrease of 52% or $934,144.  During the three-month period ended December 31, 2020, the Company completed its previously announced feasibility study for the Grassy Mountain Project and it continued with permitting activities with the State of Oregon and the BLM.  In the prior year comparable period the company incurred full period costs related to completing the feasibility study and incurred a higher level of permitting costs to prepare and submit its comprehensive CPA with the State of Oregon.  Included were expenses related to the Company’s reclamation activities at the Sleeper Project.  Total exploration expenses at the Grassy Mountain Project during the current three-month period were $725,867.

For the three-month period ended December 31, 2020, land holding costs were $130,400 compared to $132,137 in the prior year comparable period.  The marginal decrease of land holding costs from the prior year comparable period was due to the expiry of a lease term on non-material BLM mining claims owned by a third party.

For the six-month period ended December 31, 2020, exploration expenses were $1,510,515 compared to $2,267,200 in the prior year comparable period.  This represents a decrease of 33% or $756,685.  During the six-month period ended December 31, 2020, the Company completed a feasibility study for its Grassy Mountain project.  The Company also has been working with the State of Oregon to address information requests required to advance the permitting process and submit and revised consolidated permit application. In the prior year comparable period the company incurred full period costs related to completing the feasibility study and incurred a higher level of permitting costs to prepare and submit its comprehensive CPA with the State of Oregon.  Included in the Company’s exploration expenses were costs related to reclamation activities performed at the Sleeper Project.  Total exploration expenses at the Grassy Mountain Project during the current six-month period were $1,078,631.

For the six-month period ended December 31, 2020, land holding costs were $261,584 compared to $269,714 in the prior year comparable period.  The marginal decrease of land holding costs from the prior year comparable period was due to the expiry of a lease term on non-material BLM mining claims owned by a third party.

Salaries and Benefits

For the three-month period ended December 31, 2020, salary and benefits increased by 91% or by $276,013 to $579,935 from the prior year’s three-month period ended December 31, 2019.  Salary and benefits is comprised of cash and stock based compensation of the Company’s executive and corporate administration teams.  The increase primarily reflects incentive cash compensation and stock-based compensation to management and staff that was recorded during the three-month period ended December 31, 2020 compared to the three-month period ended December 31, 2019.  Included in the salary and benefits expense amount for the three-month period ended December 31, 2020 and 2019 was a non-cash stock-based compensation of $57,922 and $23,361, respectively.

For the six-month period ended December 31, 2020, salary and benefits increased by 63% or by $324,188 to $835,877 from the prior year’s six-month period ended December 31, 2019.  The increase primarily reflects incentive cash compensation and stock-based compensation to management and staff that was recorded during the six-month period ended December 31, 2020 compared to the six-

month period ended December 31, 2019.  Included in the salary and benefits expense amount for the six-month period ended December 31, 2020 and 2019 was a non-cash stock-based compensation of $116,851 and $34,970, respectively.

Directors’ Compensation

For the three-month period ended December 31, 2020, directors’ compensation increased by 266% or by $32,811 to $45,169  from the prior year’s three-month period ended December 31, 2019.  Directors’ compensation consists of cash and stock-based compensation of the Company’s board of directors.  The increase reflects the additional stock-based compensation recorded in the current quarter compared to the prior year’s comparable period.

For the six-month period December 31, 2020, directors’ compensation increased by 106% or by $39,167 to $76,111from the prior year’s six-month period ended December 31, 2019.  The increase reflects the additional stock-based compensation recorded in the current six-month period compared to the prior-year’s comparable period.

Professional Fees and General and Administration

For the three-month period ended December 31, 2020, professional fees were $28,699 compared to $65,695 in the prior year’s comparable period.  This represents a decrease of 56% or $36,996.  Professional fees included legal, advisory and consultant expenses incurred on corporate and operational activities being performed by the Company on a period by period basis.

For the three-month period ended December 31, 2020, general and administration expenses decreased by 17% to $124,752 from $150,743 in the prior year comparable period.  The decrease in general and administration expenses from the previous year’s comparable period the Company were due to reduced travel related expenses due to the travel restrictions resulting from the COVID-19 global pandemic.

For the six-month period ended December 31, 2020, professional fees were $73,151 compared to $89,332 in the prior year’s comparable period.  This represents a decrease of 18%.   Professional fees included legal, advisory and consultant expenses incurred on corporate and operational activities being performed by the Company on a period by period basis.

For the six-month period ended December 31, 2020, general and administration expenses decreased by 9% to $238,877 from $262,867 in the prior year comparable period.  The decrease in general and administration expenses from the previous year’s comparable period the Company were due to reduced travel related expenses due to the travel restrictions resulting from the COVID-19 global pandemic.

 Liquidity and Capital Resources

As an exploration and development company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand.  At December 31, 2020, we had cash and cash equivalents of $3,498,093 compared to $5,434,081 as at June 30, 2020.  In May 2020, the Company established an $8.0 million “at the market” equity offering program with Cantor Fitzgerald & Co. and Canaccord Genuity LLC to proactively increase its financial flexibility.   During the three and six-months ended December 31, 2020, the Company issued 132,500 and 727,781 shares for net proceeds of $131,660 and $897,356 under the program, respectively.

The main uses of cash for the six-month period ended December 31, 2020 comprised of the following material amounts:

•

Cash used in operating activities which included general and administration expenses, land holding costs, exploration programs at our Grassy Mountain and Sleeper Gold Projects and reclamation activities of $2,833,344

We anticipate our operating expenditures for the remainder of the fiscal year ended June 30, 2021 to be as follows:

•	$0.9 million on corporate administration expenses (expenses include executive management and employee salaries, legal, audit, marketing and other general and administrative expenses)

•	$0.75 million to $1 million on the Sleeper Gold Project (expenses include exploration programs, reclamation costs, employee salary and benefits, and land holding costs)

•

$1.2 million on the Grassy Mountain Project and Frost Project (expenses include consulting fees, land holding costs and general and administration expenses, environmental impact statement preparation, and costs associated with the State of Oregon permit revised CPA)

Our anticipated expenditures will be funded by our cash on hand and by other capital resources.  Historically, we and other similar exploration and development public companies have accessed capital through equity financing arrangements or by the sale of royalties on its mineral properties.  If, however we are unable to obtain additional capital or financing, our exploration and development activities will be significantly adversely affected.

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

For stock option grants with performance conditions that affect vesting, the Company recognizes the compensation expense when the Company concludes that it is probable that the performance condition will be achieved. The Company reassesses the probability of achieving the performance condition at each reporting date.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company issued 166,792 shares of Common Stock to Ausenco Engineering USA South Inc. (“Ausenco”) in exchange for services valued at $183,471, pursuant to and in accordance with the previously announced Study Agreement between the Company and an affiliate of Ausenco.

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

Company Name

Date: February 5, 2021	By:	/s/ Rachel Goldman
Rachel Goldman
Chief Executive Officer

Date: February 5, 2021	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer