Form 10-Q
period 2021-03-31
Paramount Gold Nevada Corp.
filed 2021-05-07
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of registrant’s Common Stock outstanding, $0.01 par value per share, as of May 4, 2021 was 37,696,420.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	PZG	NYSE American

Table of Contents

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Interim Balance Sheets as of March 31, 2021 and June 30, 2020 (Unaudited)	2
	Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Nine-Months Ended March 31, 2021 and March 31, 2020 (Unaudited)	3
	Condensed Consolidated Interim Statements of Stockholders’ Equity for the Three Months Ended September 30, 2020, December 31, 2020, and March 31, 2021 and Year ended June 30, 2020 (Unaudited)	4
	Condensed Consolidated Interim Statements of Cash Flows for the Nine-months Ended March 31, 2021 and March 31, 2020 (Unaudited)	5
	Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	20

PART II	OTHER INFORMATION
Item 1A.	Risk Factors	20
Item 4.	Mine Safety Disclosures	20
Item 6.	Exhibits	21

Signatures	Directors, Executive Officers and Corporate Governance	22

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

(Unaudited)

	As at March 31,	As at June 30,
	2021	2020
Assets
Current Assets
Cash and cash equivalents	$4,607,317	$5,434,081
Prepaid expenses and other deposits	479,783	442,596
Other assets	18,182	—
Total Current Assets	5,105,282	5,876,677
Non-Current Assets
Mineral properties (Note 7)	47,333,313	47,333,313
Reclamation bond (Note 8)	462,952	695,041
Property and equipment	6,583	8,467
Total Non-Current Assets	47,802,848	48,036,821
Total Assets	$52,908,130	$53,913,498
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$460,992	$925,260
Reclamation and environmental obligation, current portion (Note 8)	75,000	154,231
Total Current Liabilities	535,992	1,079,491
Non-Current Liabilities
Convertible debt (Note 6)	4,146,467	5,256,228
Promissory note	35,947	35,628
Reclamation and environmental obligation, non-current portion (Note 8)	336,143	460,939
Total Non-Current Liabilities	4,518,557	5,752,795
Total Liabilities	5,054,549	6,832,286
Stockholders' Equity
Common stock, par value $0.01, 200,000,000 authorized shares, 37,313,267 issued and outstanding at March 31, 2021 and 50,000,000 authorized shares, 32,958,404 issued and outstanding at June 30, 2020 (Note 5)	373,133	329,584
Additional paid in capital	106,071,651	100,881,957
Deficit	(58,591,203)	(54,130,329)
Total Stockholders' Equity	47,853,581	47,081,212
Total Liabilities and Stockholders' Equity	$52,908,130	$53,913,498

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Subsequent Events: Note 12

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three-Month Period Ended March 31, 2021	For the Three-Month Period Ended March 31, 2020	For the Nine-Month Period Ended March 31, 2021	For the Nine-Month Period Ended March 31, 2020
Revenue
Other income (Note 9)	$—	$391,492	$254,800	$728,910
Total Revenue	—	391,492	254,800	728,910
Expenses
Exploration	590,245	1,068,021	2,100,760	3,335,221
Land holding costs	130,284	131,633	391,867	401,346
Professional fees	21,812	35,477	94,964	124,809
Salaries and benefits	277,360	228,680	1,113,237	740,369
Directors' compensation	38,891	27,555	115,002	64,499
General and administrative	130,615	160,868	369,492	423,736
Insurance	49,542	34,825	148,866	103,286
Depreciation	624	651	1,884	2,096
Accretion (Note 8)	15,010	23,648	45,030	70,942
Total Expenses	1,254,383	1,711,358	4,381,102	5,266,304
Net Loss before Other Expense	1,254,383	1,319,866	4,126,302	4,537,394
Other Expense (Income)
Interest income	(27)	(1,725)	(2,283)	(14,466)
Interest and service charges	100,111	122,231	336,855	266,460
Net Loss and Comprehensive Loss	$1,354,467	$1,440,372	$4,460,874	$4,789,388

Loss per Common Share
Basic	$0.04	$0.05	$0.13	$0.17
Diluted	$0.04	$0.05	$0.13	$0.17
Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	36,323,652	27,774,419	34,783,677	27,489,446
Diluted	36,323,652	27,774,419	34,783,677	27,489,446

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2019	26,519,954	$265,200	$94,764,730	$(47,700,188)	$47,329,742
Stock based compensation	—	—	203,192	—	203,192
Capital issued for services	1,096,791	10,968	965,176	—	976,144
Capital issued for payment of interest	161,217	1,612	117,697	—	119,309
Capital issued for financing	5,180,442	51,804	4,831,162	—	4,882,966
Net loss	—	—	—	(6,430,141)	(6,430,141)
Balance at June 30, 2020	32,958,404	$329,584	$100,881,957	$(54,130,329)	$47,081,212
Stock based compensation	—	—	77,424	—	77,424
Capital issued for payment of interest	183,395	1,834	203,579	—	205,413
Capital issued for financing	595,281	5,953	764,561	—	770,514
Capital issued on conversion of debt	200,000	2,000	190,066	—	192,066
Net loss	—	—	—	(1,331,508)	(1,331,508)
Balance at September 30, 2020	33,937,080	$339,371	$102,117,587	$(55,461,837)	$46,995,121
Stock based compensation	—	—	201,465	—	201,465
Capital issued for services	166,792	1,668	179,790	—	181,458
Capital issued for financing	132,500	1,325	125,517	—	126,842
Capital issued on conversion of debt	350,609	3,506	334,277	—	337,783
Net loss	—	—	—	(1,774,899)	(1,774,899)
Balance at December 31, 2020	34,586,981	$345,870	$102,958,636	$(57,236,736)	$46,067,770
Stock based compensation	—	—	80,864	—	80,864
Capital issued for payment of interest	179,032	1,790	191,574	—	193,364
Capital issued for financing	1,897,863	18,979	2,219,291	—	2,238,270
Capital issued on conversion of debt	649,391	6,494	621,286	—	627,780
Net loss	—	—	—	(1,354,467)	(1,354,467)
Balance at March 31, 2021	37,313,267	$373,133	$106,071,651	$(58,591,203)	$47,853,581

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

	For the Nine-Month Period Ended March 31, 2021	For the Nine-Month Period Ended March 31, 2020
Net Loss	$(4,460,874)	$(4,789,388)
Adjustment for:
Depreciation	1,884	2,096
Share based payments (Note 5)	181,458	976,144
Stock based compensation (Note 5)	359,753	127,012
Amortization of debt issuance costs (Note 6)	47,868	37,225
Interest expense	278,155	(102,425)
Accretion expense (Note 8)	45,030	70,942
Interest earned on reclamation bond	(16,968)	(14,447)
Increase in other assets	(18,182)	—
Increase in prepaid expenses	(37,187)	(422,089)
Decrease in accounts payable	(343,327)	(131,540)
Cash used in operating activities	(3,962,390)	(4,246,470)
Purchase of equipment	—	(4,719)
Cash used in investing activities	—	(4,719)
Capital issued for financing (Note 5)	3,135,626	—
Convertible debt issued (Note 6)	—	5,201,807
Cash provided by financing activities	3,135,626	5,201,807

Change in cash during period	(826,764)	950,618
Cash at beginning of period	5,434,081	463,690
Cash at end of period	$4,607,317	$1,414,308

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Non-Cash Transactions: Note 4

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine-Month Periods Ended March 31, 2021 and 2020

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

The Company faces various risks related to the COVID-19 global pandemic.   The Company cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on the business, financial position, results of operations and/or cash flows.  The results of operations for the interim period ended March 31, 2021 is not necessarily indicative of the operating results expected for the year ended June 30, 2021 or for any future period.

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

Significant Accounting Policies

Please see Note 1- Description of Business and Summary of Significant Accounting Policies contained in the 2020 10-K.

Note 2. Recent Accounting Guidance

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses.  The changes were effective for the Company’s fiscal year beginning July 1, 2020.  Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company adoption of this guidance on July 1, 2020 did not have a material effect on the Company’s consolidated financial position, results of operations, cash flows and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement.  These changes were effective for the Company’s fiscal year beginning July 1, 2020.  The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted.  The Company adoption of this guidance on July 1, 2020 did not have a material effect on the Company’s consolidated financial position, results of operations, cash flows and related disclosures.

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

Financial assets carried at fair value on a recurring basis by level within the fair value hierarchy in the Condensed Consolidated Interim Balance Sheets at March 31, 2021 and June 30, 2020 are presented in the following table:

		Fair Value at March 31, 2021			June 30, 2020
	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,607,317	4,607,317	—	—	$5,434,081

The carrying values of accounts payable, promissory note and convertible debt (Note 6) approximate fair value as of March 31, 2021 and June 30, 2020.

Note 4. Non-Cash Transactions

During the nine-month period ended March 31, 2021, the Company issued 362,427 shares of Common Stock for payment of interest accrued and owing on its outstanding 2019 Convertible Notes.  Additionally, 1,200,000 shares of Common Stock were issued upon the conversion of 1,200 of its outstanding 2019 Convertible Notes.  The Company also issued 166,792 shares of Common Stock to Ausenco Engineering USA South Inc. in exchange for services valued at $181,458.

During the nine-month period ended March 31, 2020, the Company issued 1,096,791 shares to Ausenco in exchange for services valued at $976,144 to complete a feasibility study at its Grassy Mountain Project.

Note 5. Capital Stock

Authorized Capital

Authorized capital stock consists of 200,000,000 common shares with par value of $0.01 per common share (June 30, 2020 – 50,000,000 common shares with par value $0.01 per common share).  An increase to authorized capital stock was approved by the Company’s stockholders during the nine-month period ended March 31, 2021.

During the three-month period ended March 31, 2021, the Company issued 1,897,863 shares at an approximate average price of $1.22 for gross proceeds of $2,318,522 through its at-the-market offering.  Share issuance costs related to this were $80,252.  The Company also issued 179,032 shares for payment of interest accrued and owing at December 31, 2020 (Note 6) with a fair value of $193,364.  Additionally, the Company issued 649,391 shares upon the conversion of 649 notes of the 2019 Senior Secured Convertible Notes (Note 6).

During the nine-month period ended March 31, 2021, the Company issued 2,625,644 shares at an approximate average price of $1.24 for gross proceeds of $3,266,548 through its at-the-market offering.  Share issuance costs related to this were $130,922.  The Company issued 166,792 shares at a value of $1.10 for services to complete a feasibility study at its Grassy Mountain Project (Note 4).  The Company also issued 362,427 shares for payment of interest accrued and owing at June 30, 2020 and December 31, 2020 (Note 6) with a fair value of $398,777. The Company also issued 1,200,000 shares upon the conversion of 1,200 of the 2019 Senior Secured Convertible Notes (Note 6).

During the three and nine-month period ended March 31, 2020, the Company issued 1,096,791 shares at a value of $0.89 per share to Ausenco in exchange for services to complete a feasibility study at its Grassy Mountain Project (Note 4).

At March 31, 2021 there were 37,313,267 common shares issued and outstanding (June 30, 2020 – 32,958,404 common shares).

Warrants

A summary of warrants exercisable into common stock activity as of March 31, 2021, and changes during the nine-month period ended is presented below:

	Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at July 1, 2020	1,200,000	$1.40	0.03	—
Issued	—	—	—	—
Expired	(1,200,000)	1.40	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2021	—	$—	—	—

Stock Options and Stock Based Compensation

Paramount’s 2015 and 2016 Stock Incentive and Compensation Plans, which are stockholder-approved, permits the grant of stock options and stock to its employees and directors for up to 2.169 million shares of common stock.  Option awards are generally granted with an exercise price equal to the market price of Paramount’s stock at the date of grant and have contractual lives of 5 years.  To better align the interests of its key executives, employees and directors with those of its stockholders, a significant portion of those stock option awards will vest contingent upon meeting certain stock price appreciation performance goals or other performance conditions. Option and stock awards provide for accelerated vesting if there is a change in control (as defined in the employee stock option plan).

During the three-month period ended March 31, 2021, the Company did not grant any stock options.  During the three-month period ended March 31, 2021, share-based compensation expense relating to service condition options and performance condition was $45,021 and $35,843, respectively (2020- $23,029 and $44,477).

During the nine-month period ending March 31, 2021, a total of 755,000 stock options were granted by the Company.  During the nine-month period ended March 31, 2021, share-based compensation expense relating to service condition options and performance condition was $245,022 and $114,731, respectively (2020- $50,473 and $76,539).

The fair value for these options was calculated using the Black-Scholes option valuations method.  The weighted average assumptions used for the nine-month period ended March 31, 2021 and fiscal year ended June 30, 2020 were as follows:

	2021	2020
Weighted average risk-free interest rate	0.22%	1.60%
Weighted-average volatility	60%	61%
Expected dividends	$0.00	$0.00
Weighted average expected term (years)	5.00	5.00
Weighted average fair value	$0.57	$0.39

A summary of option activity under the Stock Incentive and Compensation Plans as of March 31, 2021, and changes during the nine-month period ended are presented below:

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at July 1, 2020	1,243,995	$1.20	3.63	$165,600
Granted	755,000	1.13	4.69	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2021	1,998,995	$1.17	3.56	$—
Exercisable at March 31, 2021	964,997	$1.19	3.27	$—

A summary of the status of Paramount’s non-vested options as at July 1, 2020 and changes during the nine-month period ended March 31, 2021 is presented below:

Non-vested Options	Options	Weighted- Average Grant- Date Fair Value
Non-vested at July 1, 2020	943,992	$0.51
Granted	755,000	0.57
Vested	664,994	0.50
Forfeited	—	—
Non-vested at March 31, 2021	1,033,998	$0.61

As of March 31, 2021, there was $218,173 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the employee share option plans. That cost is expected to be recognized over a weighted-average period of 0.93 years. The total fair value of stock based compensation arrangements vested during the nine-month period ended March 31, 2021 and 2020, was $332,836 and $49,408, respectively.

Note 6. Convertible Debt

	Debt
	March 31, 2021		June 30, 2020
	Current	Non-Current	Current	Non-Current
2019 Secured Convertible Notes	$—	$4,277,690	$—	$5,477,690
Less: unamortized discount and issuance costs	—	(131,223)	—	(221,462)
	$—	$4,146,467	$—	$5,256,228

In September 2019, the Company completed a private offering of 5,478 Senior Secured Convertible Notes (“2019 Convertible Notes”) at $975 per $1,000 face amount due in 2023.  Each 2019 Convertible Note will bear an interest rate of 7.5% per annum, payable semi-annually.  The principal amount of the 2019 Convertible Notes will be convertible at a price of $1.00 per share of Paramount common stock.  Unamortized discount and issuance costs of $275,883 will be amortized as an additional interest expense over the four year term of the 2019 Convertible Notes.  During the nine-month period ended March 31, 2021, the Company amortized $47,868 (2020- $37,225) of discount and issuance costs.  At any point after the second anniversary of the issuance of the convertible notes, Paramount may force conversion if the share price of its common stock remains above $1.75 for 20 consecutive trading days. The convertible notes are secured by a lien on all assets of the Company and the Company is required to maintain a working capital balance of $250,000.

During the three-month period ended March 31, 2021, 649 of the 2019 Convertible Notes outstanding were converted into 649,391 shares of common stock of the Company (Note 5) and $21,611 of unamortized discount and issuance costs were debited to additional paid in capital to reflect the issued common stock.

During the nine-month period ended March 31, 2021, 1,200 of the 2019 Convertible Notes outstanding were converted into 1,200,000 shares of common stock of the Company (Note 5) and $42,371 of unamortized discount and issuance costs were debited to additional paid in capital to reflect the issued common stock.

Note 7. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	March 31, 2021	June 30, 2020
Sleeper	$24,147,585	$24,147,585
Grassy Mountain	23,185,728	23,185,728
	$47,333,313	$47,333,313

Sleeper:

Sleeper is located in Humboldt County, Nevada, approximately 26 miles northwest of the town of Winnemucca.  The Sleeper Gold Mine consists of 2,322 unpatented mining claims totaling approximately 38,300 acres.

Grassy Mountain:

The Grassy Mountain Project is located in Malheur County, Oregon, approximately 22 miles south of Vale, Oregon, and roughly 70 miles west of Boise, Idaho. It consists of 442 unpatented lode claims, 3 patented lode claims, and various leased fee land surface and surface/mineral rights, covering approximately 8,300 acres.

Note 8. Reclamation and Environmental

The Company has funds in a commutation account which is used to reimburse reclamation costs and indemnity claims at its Sleeper Gold Project. It also has provided financial security for future reclamation work in the form of reclamation bonds held by the U.S Bureau of Land Management (“BLM”) for the Sleeper Gold Project and Grassy Mountain Project.  The balance of the commutation account and reclamation bonds at March 31, 2021 is 462,952 (June 30, 2020- $695,041).

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

The current undiscounted estimate of the reclamation costs for existing disturbances at the Sleeper Gold Project is $4,010,403 as required by the BLM and the Nevada Department of Environmental Protection. Assumptions used to compute the asset retirement obligations as at March 31, 2021 and June 30, 2020 for the Sleeper Gold Project included a credit adjusted risk free rate and inflation rate of 9.76% (June 30, 2020– 9.76%) and 1.6% (June 30, 2020 – 1.6%), respectively. Expenses are expected to be incurred between the years 2021 and 2049.

Changes to the Company’s asset retirement obligations for the nine-month period ended March 31, 2021 and the year ended June 30, 2020 are as follows:

	Nine-Month Period Ended March 31, 2021	Year Ended June 30, 2020
Balance at beginning of period	$615,170	$965,677
Accretion expense	45,030	94,591
Payments	(249,057)	(723,279)
Change in estimate of existing obligation	—	278,181
Balance at end of period	$411,143	$615,170

The balance of the asset retirement obligation of $411,143 at March 31, 2021 (June 30, 2020 -$615,170 ) is comprised of a current portion of 75,000 (June 30, 2020 -$154,231 ) and a non-current portion of 336,143 (June 30, 2020 -$460,939). The Company recorded an accretion expense for the nine-month period ended March 31, 2021 of $45,030 (March 31, 2020 - $70,942)

Note 9. Other Income

The Company’s other income details for the three and nine-month period ended March 31, 2021 and 2020 were as follows:

	Three-Month Period	Nine-Month Period	Three-Month Period	Nine-Month Period
	Ended March 31, 2021	Ended March 31, 2021	Ended March 31, 2020	Ended March 31, 2020
Re-imbursement of reclamation costs	$—	$249,057	$391,492	$723,279
Leasing of water rights to third party	—	5,743	—	5,631
Total	$—	$254,800	$391,492	$728,910

Note 10. Segmented Information:

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses and mineral property carrying values by material project for the three and nine-month period ended March 31, 2021:

	Exploration Expenses		Land Holding Costs
	Three-Month Period Ended March 31, 2021	Nine-Month Period Ended March 31, 2021	Three-Month Period Ended March 31, 2021	Nine-Month Period Ended March 31, 2021	Mineral Properties As at March 31, 2021
Sleeper Gold Project	$219,185	$651,070	$106,906	$320,715	$24,147,585
Grassy Mountain Project	371,060	1,449,690	23,378	71,152	23,185,728
	$590,245	$2,100,760	$130,284	$391,867	$47,333,313

Expenses for the three and nine-month period ended March 31, 2020 and mineral property carrying values as at June 30, 2020 by material project:

	Exploration Expenses		Land Holding Costs
	Three-Month Period Ended March 31, 2020	Nine-Month Period Ended March 31, 2020	Three-Month Period Ended March 31, 2020	Nine-Month Period Ended March 31, 2020	Mineral Properties As at June 30, 2020
Sleeper Gold Project	$99,962	$761,271	$106,903	$316,605	$24,147,585
Grassy Mountain Project	968,059	2,573,950	24,730	84,741	23,185,728
	$1,068,021	$3,335,221	$131,633	$401,346	$47,333,313

Note 11. Commitments and Contingencies:

Lease Commitments

The Company has an office premise lease that expires on June 30, 2021.  The aggregate minimum rentals payable for these operating leases are as follows:

Year	Total Amount
2021	$2,644

During the nine-month period ended March 31, 2021, $41,951 was recognized as rent expense in the statement of operations and comprehensive loss.

Other Commitments

During the three-month period ended March 31, 2021, Paramount entered into an agreement to purchase 152 unpatented lode mining claims (“South Sleeper Claims”) located two miles south of the Company’s Sleeper Gold Project.  With an effective date of April 6, 2021 and upon satisfaction of several closing conditions, Paramount has agreed to pay a total consideration of $350,000 in a combination of cash and common stock of the Company.  The mining claims are subject to a mineral production royalty based on net smelter returns of 1%.  The South Sleeper Claims are without known mineral reserves.

Paramount has an agreement to acquire 44 mining claims (“Cryla Claims”) covering 589 acres located immediately to the west of the proposed Grassy Mountain site from Cryla LLC.  Paramount is obligated to make annual lease payments of $40,000 per year for the first two years of the lease term commencing in 2018 and $60,000 per year thereafter with an option to purchase the Cryla Claims for $560,000 at any time.  The term of the agreement is 25 years.  In the event Paramount exercises its option to acquire the Cryla Claims, all annual payments shall be credited against a production royalty that will be based on a prevailing price of the metals produced from the Cryla Claims.  The royalty rate ranges between 2% and 4% based on the daily price of gold. The agreement with Cryla can be terminated by Paramount at any time. All lease payments under the agreement are up-to-date and no other payments were made during the nine-month period ended March 31, 2021.  The Cryla Claims are without known mineral reserves and there is no current exploratory work being performed.

Paramount has an agreement with Nevada Select Royalty (“Nevada Select”) to purchase 100% of the Frost Project, which consists of 40 mining claims located approximately 12 miles west of its Grassy Mountain Project.  A total consideration of $250,000 payable to Nevada Select will be based on certain events over time.  Nevada Select will retain a 2% NSR on the Frost Claims and Paramount has the right to reduce the NSR to 1% for a payment of $1 million.  During the nine-month period ended March 31, 2021, the Company made a payment to Nevada Select for $15,000 upon receipt of its drilling permit from state and federal regulators and all required payments under the agreement are up-to-date as of March 31, 2021.  The Frost Claims are without known mineral reserves.

Note 12 Subsequent Events

Subsequent to the period-ended March 31, 2021, the Company sold, pursuant to its “at the market” equity offering program, 138,307 shares at an approximate average price of $1.06 per share for gross proceeds of $145,965.  Additionally, the Company issued 257,353 shares for the purchase of the South Sleeper Claims.

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

Overview

We are a company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon.  We enhance the value of our projects by implementing exploration and engineering programs that have the goal to expand and upgrade known mineralized material to reserves.  The following discussion updates our outlook and plan of operations for the foreseeable future.  It also analyzes our financial condition and summarizes the results of our operations for the three and nine-month period ended March 31, 2021 and compares these results to the results of the prior year three and nine-month period ended March 31, 2020.

Operating Highlights:

During the three-month period ended March 31, 2021, Paramount entered into an agreement to purchase 152 unpatented lode mining claims (“South Sleeper Claims”) located two miles south of the Company’s Sleeper Gold Project.  Upon satisfaction of several closing conditions, Paramount has agreed to pay a total consideration of $350,000 in a combination of cash and common stock of the Company.  The mining claims are subject to a mineral production royalty based on net smelter returns of 1%.  The South Sleeper Claims are without known mineral reserves.  The transaction closed in April 2021 subsequent to the period ending March 31, 2021.

Also, during the three-month period ended March 31, 2021, Paramount continued to progress its permitting activities at its Grassy Mountain Project.  In addition to conducting several meetings with the State of Oregon to address comments Paramount received on its initial Consolidated Mining Application, the Company received acceptance of its wildlife baseline data report for its proposed gold mine in Malheur County.  To date, 20 of 22 baseline data reports have been accepted by the state regulators.   The final two reports, ground water and geochemistry, are expected to be filed in advance of submitting the revised Consolidated Permit Application.

During the nine-month period ended March 31, 2021, the Company announced that the Oregon Water Resource Department (“OWRD”) had reviewed and approved the plans and specifications for the tailings dam proposed for the Grassy Mountain mine and stated that from a safety perspective the plans are construction ready.  The OWRD reviewed the data within the Consolidated Permit Application which Paramount submitted in November 2019 and which included all tailings design drawings, safety analysis, field data collected and laboratory testing. The OWRD and its engineering team are required to review and evaluate the data and design, classify the hazard level (high, significant, or low hazard rating) and evaluate readiness for construction from a dam safety perspective.  Considering the project’s remote geographic location, low population density, arid nature with no rivers or permanent streams in close proximity, seismic analysis and all other data compiled, OWRD has rated the dam as low hazard, its lowest risk level. The approval for construction is valid for 5 years with extensions possible on request.

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

This mining scenario in the FS results in an average annual production of 47,000 ounces of gold and 55,000 ounces of silver for eight years. The metal prices used for the economic analysis includes $1,472 per ounce of gold sold and $16.64 per ounce of silver sold.  The life of mine average cash operating costs are estimated to be $583 per gold ounce including silver revenues as by product credit and the total initial capital requirements are estimated to be $97.5 million resulting in a net present value of $105 million using a 5% discount rate.  In October, 2020, we filed the completed FS on SEDAR as required by Canadian security laws.

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

Comparison of Operating Results for the three and nine-months ended March 31, 2021 and 2020

Results of Operations

We did not earn any revenue from mining operations for the three and nine-months ended March 31, 2021 and 2020. During the nine-month period ended March 31, 2021, we completed and filed a comprehensive feasibility study on the Grassy Mountain Project.

Net Loss

Our net loss for the three-months ended March 31, 2021 was $1,354,467 compared to a net loss of $1,440,372 in the previous year. The drivers of the decrease in net loss of 6% are fully described below.

Our net loss for the nine-months ended March 31, 2021 was $4,460,874 compared to a net loss of $4,789,388 in the previous year.  The decrease in net loss of 7% is fully described below.

The Company expects to incur losses for the foreseeable future as we continue with our planned exploration and development programs.

Expenses

Exploration and Land Holding Costs

For the three-month period ended March 31, 2021, exploration expenses were $590,245 compared to $1,068,021 in the prior year comparable period.  This represents a decrease of 45% or $477,776.  During the three-month period ended March 31, 2021, the Company continued with permitting activities with the State of Oregon and the BLM for its Grassy Mountain Project and began a technical review of its Sleeper Gold Project.  In the prior year comparable period the company incurred full period costs related to completing the feasibility study.  Included were expenses related to the Company’s reclamation activities at the Sleeper Project.  Total exploration expenses at the Grassy Mountain Project during the current three-month period were $371,059.

For the three-month period ended March 31, 2021, land holding costs were $130,284 compared to $131,633 in the prior year comparable period.  The marginal decrease of land holding costs from the prior year comparable period was due to the expiry of a lease term on non-material BLM mining claims owned by a third party.

For the nine-month period ended March 31, 2021, exploration expenses were $2,100,760 compared to $3,335,221 in the prior year comparable period.  This represents a decrease of 37% or $1,234,461.  During the nine-month period ended March 31, 2021, the Company completed a feasibility study for its Grassy Mountain project.  The Company also has been working with the State of Oregon to address information requests required to advance the permitting process and submit a revised consolidated permit application. In the prior year comparable period the company incurred full period costs related to completing the feasibility study and incurred a higher level of permitting costs to prepare and submit its comprehensive CPA with the State of Oregon.  Included in the Company’s exploration expenses were costs related to reclamation activities performed at the Sleeper Project.  Total exploration expenses at the Grassy Mountain Project during the current six-month period were $1,449,690.

For the nine-month period ended March 31, 2021, land holding costs were $391,867 compared to $401,346 in the prior year comparable period.  The marginal decrease of land holding costs from the prior year comparable period was due to the expiry of a lease term on non-material BLM mining claims owned by a third party.

Salaries and Benefits

For the three-month period ended March 31, 2021, salary and benefits increased by 21% or by $48,680 to $277,360 from the prior year’s three-month period ended March 31, 2020.  Salary and benefits is comprised of cash and stock based compensation of the Company’s executive and corporate administration teams.  The increase primarily reflects higher stock-based compensation to management and staff that was recorded during the three-month period ended March 31, 2021 compared to the three-month period ended March 31, 2020.  Included in the salary and benefits expense amount for the three-month period ended March 31, 2021 and 2020 was a non-cash stock-based compensation of $60,470 and $23,361, respectively.

For the nine-month period ended March 31, 2021, salary and benefits increased by 50% or by $372,868 to $1,113,237 from the prior year’s nine-month period ended March 31, 2020.  The increase primarily reflects higher incentive cash compensation and stock-based compensation to management and staff that was recorded during the nine-month period ended March 31, 2021 compared to the nine-month period ended March 31, 2020.  Included in the salary and benefits expense amount for the nine-month period ended March 31, 2021 and 2020 was a non-cash stock-based compensation of $273,382 and $34,970, respectively.

Directors’ Compensation

For the three-month period ended March 31, 2021, directors’ compensation increased by 41% or by $11,336 to $38,891  from the prior year’s three-month period ended March 31, 2020.  Directors’ compensation consists of cash and stock-based compensation of the Company’s board of directors.  The increase reflects the additional stock-based compensation recorded in the current quarter compared to the prior year’s comparable period.

For the nine-month period March 31, 2021, directors’ compensation increased by 78% or by $50,503 to $115,002 from the prior year’s nine-month period ended March 31, 2020.  The increase reflects the additional stock-based compensation recorded in the current six-month period compared to the prior-year’s comparable period.

Professional Fees and General and Administration

For the three-month period ended March 31, 2021, professional fees were $21,812 compared to $35,477 in the prior year’s comparable period.  This represents a decrease of 39% or $13,665.  Professional fees included legal, advisory and consultant expenses incurred on corporate and operational activities being performed by the Company on a period-by-period basis.

For the three-month period ended March 31, 2021, general and administration expenses decreased by 19% to $130,615 from $160,868 in the prior year comparable period.  The decrease in general and administration expenses from the previous year’s comparable period the Company were due to reduced travel related expenses due to the travel restrictions resulting from the COVID-19 global pandemic.

For the nine-month period ended March 31, 2021, professional fees were $94,964 compared to $124,809 in the prior year’s comparable period.  This represents a decrease of 24%.   Professional fees included legal, advisory and consultant expenses incurred on corporate and operational activities being performed by the Company on a period-by-period basis.

For the nine-month period ended March 31, 2021, general and administration expenses decreased by 13% to $369,492 from $423,736 in the prior year comparable period.  The decrease in general and administration expenses from the previous year’s comparable period the Company were due to reduced travel related expenses due to the travel restrictions resulting from the COVID-19 global pandemic.

 Liquidity and Capital Resources

As an exploration and development company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand.  At March 31, 2021, we had cash and cash equivalents of $4,607,317 compared to $5,434,081 as at June 30, 2020.  In May 2020, the Company established an $8.0 million “at the market” equity offering program with Cantor Fitzgerald & Co. and Canaccord Genuity LLC to proactively increase its financial flexibility.   During the three and nine-months ended March 31, 2021, the Company issued 1,897,863 and 2,625,644 shares for net proceeds of $2,238,270 and $3,135,626 under the program, respectively.

The main uses of cash for the nine-month period ended March 31, 2021 comprised of the following material amounts:

•

Cash used in operating activities which included general and administration expenses, land holding costs, exploration programs at our Grassy Mountain and Sleeper Gold Projects and reclamation activities of $3,962,390

We anticipate our operating expenditures for the remainder of the fiscal year ended June 30, 2021 to be as follows:

•	$0.5 million on corporate administration expenses (expenses include executive management and employee salaries, legal, audit, marketing and other general and administrative expenses)

•

$0.75 million to $1 million on the Sleeper Gold Project (expenses include exploration programs, reclamation costs, employee salary and benefits, and land holding costs) and approximately $0.09 million for the purchase of the South Sleeper claims

•

$0.8 million on the Grassy Mountain Project and Frost Project (expenses include consulting fees, land holding costs and general and administration expenses, environmental impact statement preparation, and costs associated with the State of Oregon permit revised CPA)

Our anticipated expenditures will be funded by our cash on hand and by other capital resources.  Historically, we and other similar exploration and development public companies have accessed capital through equity financing arrangements or by the sale of royalties on its mineral properties.  If, however we are unable to obtain additional capital or financing, our exploration and development activities will be significantly adversely affected.

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

Company Name

Date: May 7, 2021	By:	/s/ Rachel Goldman
Rachel Goldman
Chief Executive Officer

Date: May 7, 2021	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer