Form 10-K
period 2021-06-30
Paramount Gold Nevada Corp.
filed 2021-09-17
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.        ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the NYSE American LLC on December 31, 2020, was $40,466,768.

The number of shares of Registrant’s Common Stock outstanding as of September 15, 2021 was 40,512,735.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Report where indicated.  The 2021 Proxy Statement will be filed with the U.S. Securities Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Annual Payments made to federal and other state agencies to maintain claims:

Property	Number of Claims	Federal payments to Bureau of Land Management	Payment to Local County	Total Annual Payment to Maintain Claims
Sleeper Gold Project and Other Nevada Claims	2,510	$423,885	$30,729	$454,614
Grassy Mountain Project and Other Oregon Claims	548	$90,420	$3,093	$93,513
Total Annual Payment to Maintain Mining Claims				$548,127

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

EMPLOYEES

As of June 30, 2021, we employed seven full-time employees and one consultant.

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

No revenue generated from operations.

We have not generated any revenues from operations. Our net loss for the fiscal year ended June 30, 2021 totaled $$5,903,618. We have incurred losses in the past, and we will likely continue to incur losses in the future. Even if our drilling programs identify gold, silver or other mineral reserves, there can be no assurance that we will be able to commercially exploit these resources, generate any revenues or generate sufficient revenues to operate profitably.

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

Neither we nor any independent geologist has confirmed commercially mineable ore deposits on any of our properties. In order to carry out additional exploration programs of any potential ore body and to place it into commercial production, we will require substantial additional funding.

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

Assuming no adverse developments outside of the ordinary course of business, our exploration and development budget will be approximately up to $3.94 million for the next twelve months. Exploration will be funded by our available cash reserves and future issuances of common stock, warrants or units. Our exploration program may vary significantly from what we have budgeted depending upon the results we achieve. Even if we identify mineral reserves which have the potential to be commercially developed, we will not generate revenues until such time as we undertake mining operations. Mining operations will involve a significant capital infusion. Mining costs are speculative and dependent on a number of factors including mining depth, terrain and necessary equipment. We do not believe that we will have sufficient funds to implement mining operations without additional capital raises of debt and or equity or without a joint venture partner, of which there can be no assurance.

Our continuing reclamation obligations at our properties could require significant additional expenditures.

We are responsible for the reclamation obligations related to disturbances located on all of our properties. We have posted a bond in the amount of the estimated reclamation obligation at the Sleeper Gold Project and the Grassy Mountain Project. At the Sleeper Gold Project, we are required to submit a mine closure plan to the every three years. Based on a review by the BLM of our mine closure plan that Paramount submitted in July 2020, the BLM determined that our existing bond was sufficient. There is a risk that any cash bond, even if increased based on the analysis and work performed to update the reclamation obligations, could be inadequate to cover the actual costs of reclamation when carried out. The satisfaction of bonding requirements and continuing reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional bonding requirements, and further, that the regulatory authorities may increase reclamation and bonding requirements to such a degree that it would not be commercially reasonable to continue exploration activities, which may adversely affect our results of operations, financial performance and cash flows.

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

The exercise of outstanding options and the subsequent sale of the underlying common stock in the public market, or the perception that future sales of these shares could occur, could have the effect of lowering the market price of our common stock below current levels and make it more difficult for us and our stockholders to sell our equity securities in the future.

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

The 100% owned mining claims are summarized in the following table:

The Sleeper Gold Project Properties	Claims	Approx sq. miles
Sleeper Gold Mine	1,044	34
Dunes	394	13
Mimi	884	29
South Sleeper	152	5
Total	2,472	81

The following map illustrates the general location of the Sleeper Gold Project and the associated mining claims:

SLEEPER PROPERTY
Humboldt County, Nevada, USA
118°20'W
118°15'W
118°10'W
118°5'W
118°W
117°55'W
41°25'N
41°20'N
41°15'N
41°10'N
41°5'N
41°N
N
Humboldt
Daveytown Flat
Silver State Valley
Slumbering Hills
Desert Valley
0 1.5 3 Miles
Esri, NASA, NGA, USGS, Esri, HERE, Garmin, SafeGraph, FAO, METI/NASA, USGS, Bureau of Land Management, EPA, NPS

Property Agreements and Royalty Obligations:

The Snyder Syndicate, a private company, holds a one percent (1%) net smelter return royalty on the 1,044 Sleeper Gold mine claims in a mining scenario.

Franco-Nevada U.S. Corporation (“Franco”), holds a two percent (2%) net smelter return royalty on minerals produced from 2,474 mining claims at the Sleeper Gold Project.

The following map illustrates the claims subject to the royalty:

SLEEPER PROPERTY
Humboldt County, Nevada, USA
PARAMOUNT GOLD
LEGEND
Snyder NSR
Franco Nevada NSR
0 1.5 3 Miles
N
118°20'W
118°15'W
118°10'W
118°5'W
118°W
117°55'W
41°25'N
41°20'N
41°15'N
41°10'N
41°5'N
41°N
Desert Valley
Slumbering Hills
Silver State Valley
Daveytown Flat
Flat
Krum H

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

The PEA is preliminary in nature and should not be considered to be a pre-feasibility or feasibility study, as the economics and technical viability of the Sleeper Gold Project have not been demonstrated at this time. Therefore, there can be no certainty that the estimates contained in the PEA will be realized.

In April, 2021, we purchased 152 unpatented lode claims from South Sleeper Resources LLC for a total consideration of $365,441.  The claims are located approximately 2 miles south of past producing Sleeper Gold Mine.  The purchased claims carry a mineral production royalty based on a Net Smelter Returns (“NSR”) of one percent (1%).  The purchased claims are without known mineral reserves.

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

Reclamation

Paramount is responsible for managing the reclamation activities from the previous mine operations at the Sleeper Gold Mine as directed by the BLM and the Nevada State Department of Environmental Protection.  Under the filed BLM Plan of Operations (“PoO”) and reclamation permit a surety bond in the amount of $4,010,403 has been posted as financial security to ensure that required reclamation activities are fulfilled.  The surety bond for the Sleeper mine reclamation activities forms a part of the Company’s comprehensive insurance program.  The insurance policy, which is in effect until 2033, covers reclamation costs up to an aggregate of $25 million.  The Company periodically submits updates to its Reclamation Cost Estimate (“RCE”) to the BLM to account for completed reclamation work or new reclamation requirements.   As of September 2020, the Company’s RCE submitted in October 2019 was accepted by the BLM and the posted surety bond was deemed sufficient.  The Company expects to file a revised RCE in the second half of 2021 with the BLM.  The revised RCE will incorporate the significant reclamation work that has been completed by the Company over the past several years.

In addition to the BLM reclamation requirements, the Company is required to satisfy the State of Nevada’s reclamation requirements under various permits it holds for the Sleeper Gold Project.

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

OREGON
IDAHO
North
Grassy Mountain
NEVADA
Winnemucca
BOISE
Medford
Redding
Reno
CARSON CITY
Yuba City
Ogden
SALT LAKE CITY
Provo
UTAH

Power and Water

To effect mining operations power and water source infrastructure would need to be developed as it does not currently exist.

Property Agreements and Royalty Obligations

The following map illustrates the mining claims subject to royalty payments at the Grassy Mountain Project:

PARAMOUNT GOLD
Nevada
Grassy Mountain Project
Malheur Co., Oregon
Claim Map With
Royalty Obligations
To Vale
Twin Springs Road
No Royalty
No Royalty
No Royalty
Subject to
Cryla NSR
Subject to
Seabridge NPI
Subject to
Seabridge NPI
Subject to
Sherry & Yates NSR
and Seabridge NPI
Deposit
N
0
0.5
1
Miles
Legend
Patented Claims
Sherry & Yates Royalty
Seabridge NPI
Calico Claims - No Royalty
Cryla NSR
Millsite Claims
Access Road
466000
468000
470000
472000
474000
4832000
4834000
4836000
4838000
Copyright © 2013 National Geographic Society, i-cubed

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

Paramount Era

In November, 2016, Paramount received approval from the Oregon Department of Geology and Mineral Industries (“DOGAMI”) under Division 37 guidelines to commence its 30-hole drill program at its 100%-owned Grassy Mountain Gold Project in Eastern Oregon.  The drill program is a key component of its NI 43-101 Pre-Feasibility Study (“PFS”) that the Company began in August 2016.  Drilling was commenced in late November 2016 and was completed in June 2016..

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

In November 2019, Paramount submitted its Consolidated Permit Application (“CPA”) to DOGAMI to enable the Company to build and operate its proposed, high grade underground gold mine located in Malheur County.  The Application was reviewed by the DOGAMI and cooperating agencies for completeness. As part of this process, the permitting agencies have provided Paramount with a list of supplemental information and recommendations required to submit a modified CPA. Paramount, the DOGAMI and the permitting agencies will continue to work together to discuss the additional information requested, ensuring the submission of a complete modified CPA which will trigger the 225 day maximum permit evaluation process, upon which draft permits are issued.

In February 2020, the Company submitted a revised Plan of Operation (the ”PoO”) to the Federal Bureau of Land Management (“BLM”) outlining the Company’s plans to build and operate the proposed Grassy Mountain underground gold mine.  The BLM has reviewed the PoO for completeness and has provided the Company with comments to address. The BLM has previously reviewed 19 of the baseline data reports (“BDRs”) and their requests for clarifications have all been addressed. The BLM will register a Notice of Intent (the ”Notice”) in the Federal Register once the application is deemed complete. The Notice initiates the Environmental Impact Statement (“EIS”) process under the National Environmental Policy Act.

In July 2020, the Company announced that the Oregon Water Resource Department (“OWRD”) had reviewed and approved the plans and specifications for the tailings dam proposed for the Grassy Mountain mine and stated that from a safety perspective the plans are construction ready.  The OWRD reviewed the data within the Consolidated Permit Application which Paramount submitted in November 2019 and which included all tailings design drawings, safety analysis, field data collected and laboratory testing. The OWRD and its engineering team are required to review and evaluate the data and design, classify the hazard level (high, significant, or low hazard rating) and evaluate readiness for construction from a dam safety perspective.  Considering the project’s remote geographic location, low population density, arid nature with no rivers or permanent streams in close proximity, seismic analysis and all other data compiled, OWRD has rated the dam as low hazard, its lowest risk level. The approval for construction is valid for 5 years with extensions possible on request.

In September 2020, we announced the results of a Canadian NI 43-101 Feasibility Study (“FS”) for our Grassy Mountain Project. The FS was completed by a group of industry leading consulting firms led by Ausenco Engineering Canada Inc. (“Ausenco”) who managed the overall study and were responsible for processing and infrastructure design and oversaw metallurgical testing; Mine Development Associates (“MDA”) who updated the mineral resource estimate and completed the mine planning and reserves estimation; Golder Associates designed the tailings storage facility; and EM Strategies oversaw the environmental aspects of the FS.

This mining scenario in the FS results in an average annual production of 47,000 ounces of gold and 55,000 ounces of silver for eight years. The metal prices used for the economic analysis includes $1,472 per ounce of gold sold and $16.64 per ounce of silver sold.  The life of mine average cash operating costs are estimated to be $583 per gold ounce including silver revenues as by product credit and the total initial capital requirements are estimated to be $97.5 million resulting in a net present value of $105 million using a 5% discount rate.  There can be no assurance that the foregoing scenario can be achieved, or if achieved, that it would generate the anticipated economic return.  In October, 2020, we filed the completed FS on SEDAR as required by Canadian securities laws.

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

The Grassy Mountain deposit has a trace element signature that includes low levels of arsenic, antimony, and mercury.

Other Non-Material Properties

NEVADA

The Company owns additional mining claims in the State of Nevada that represents its non-material properties.  The Mill Creek property which comprises 36 unpatented lode mining claims are located in Lander County. The Company intends to maintain the annual mining claim fees of approximately $7,000 for these claims.

The Mill Creek claims are without known mineral reserves and there is no current exploratory work being performed.

OREGON

In October 2018, Paramount entered into an agreement with Cryla LLC (“Cryla”) that gives the Company the right to acquire 44 mining claims covering 580 acres located immediately to the west of the proposed Grassy Mountain Project.  Paramount will make annual lease payments to Cryla and following year three of the agreement, Paramount has the right to purchase the claims for a cash payment of $560,000.  If purchased, Cryla will maintain a production NSR based on the prevailing price of gold.  Paramount has the right to reduce the NSR from 2% to 1% for a payment of $800,000.

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

	High	Low
Year Ended June 30, 2021
First Quarter	$1.48	$1.05
Second Quarter	$1.30	$0.96
Third Quarter	$1.59	$0.98
Fourth Quarter	$1.10	$0.96
Year Ended June 30, 2020
First Quarter	$1.04	$0.66
Second Quarter	$0.85	$0.64
Third Quarter	$1.03	$0.47
Fourth Quarter	$1.38	$0.55

HOLDERS

As of September 7 2021, there were 162 registered shareholders of our common stock.

DIVIDENDS

We currently do not anticipate paying cash dividends for the foreseeable future.

RECENT SALE OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

In April 2021, we purchased the South Sleeper Claims. A portion of the purchase price was paid by the issuance of 257,353 shares of our common stock to the sellers thereof in issuing the foregoing securities, we relied on the exemptive provisions of Section 4(a)(2) of the Securities Act.

During the year-ended June 30, 2021, we issued 362,427 shares of common stock for payment of interest accrued and owing on our outstanding 2019 Convertible Notes. Additionally, in July 2020, October 2020, January 2021 and February 2021, a total of 1,200,000 shares of common stock were issued upon the conversion of 1,200 of our outstanding 2019 Convertible Notes. In issuing the foregoing securities, we relied on the exemptive provisions of Section 4(a)(2) of the Securities Act and Rule 506 thereunder.

On October 29, 2020, we also issued 166,792 shares of common stock to Ausenco Engineering USA South Inc. in exchange for services valued at $181,458. In issuing the foregoing securities, we relied on the exemptive provisions of Section 4(a)(2) of the Securities Act.

EQUITY COMPENSATION PLAN

Set out below is information as of June 30, 2021 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance under our Equity Incentive Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price per share of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,998,995	$1.17	170,000
Equity compensation plans not approved by security holders	—	$—	—
TOTAL	1,998,995		170,000

Item 6. Selected Financial Data.

Not applicable as a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon.  We enhance the value of our projects by implementing exploration and engineering programs that are likely to expand and upgrade known mineralized material to reserves.  The following discussion updates our outlook and plan of operations for the foreseeable future.  It also analyzes our financial condition and summarizes the results of our operations for the years ended June 30, 2021 and 2020 and compares each year’s results to the results of the prior year.

Operating Highlights:

In April 2021, Paramount purchased 152 unpatented lode mining claims (“South Sleeper Claims”) located two miles south of the Company’s Sleeper Gold Project.  Paramount paid a total consideration of $365,441 in a combination of cash and common stock of the Company.  The mining claims are subject to a mineral production royalty based on net smelter returns of 1%.  The South Sleeper Claims are without known mineral reserves.

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

In September 2020, we announced the results of a Canadian NI 43-101 Feasibility Study (“FS”) for our Grassy Mountain Project in Oregon. The FS was completed by a group of industry leading consulting firms led by Ausenco Engineering Canada Inc. (“Ausenco”) who managed the overall study and were responsible for processing and infrastructure design and oversaw metallurgical testing; Mine Development Associates (“MDA”) who updated the mineral resource estimate and completed the mine planning and reserves estimation; Golder Associates designed the tailings storage facility; and EM Strategies oversaw the environmental aspects of the FS.

This mining scenario in the FS results in an average annual production of 47,000 ounces of gold and 55,000 ounces of silver for eight years. The metal prices used for the economic analysis includes $1,472 per ounce of gold sold and $16.64 per ounce of silver sold.  The life of mine average cash operating costs are estimated to be $583 per gold ounce including silver revenues as by product credit and the total initial capital requirements are estimated to be $97.5 million resulting in a net present value of $105 million using a

5% discount rate.  There can be no assurance that the foregoing scenario can be achieved, or if achieved, that it would generate the anticipated economic return.  In October, 2020, we filed the completed FS on SEDAR as required by Canadian securities laws.

In July 2020, the Company announced that the Oregon Water Resource Department (“OWRD”) had reviewed and approved the plans and specifications for the tailings dam proposed for the Grassy Mountain mine and stated that from a safety perspective the plans are construction ready.  The OWRD reviewed the data within the Consolidated Permit Application which Paramount submitted in November 2019 and which included all tailings design drawings, safety analysis, field data collected and laboratory testing. The OWRD and its engineering team are required to review and evaluate the data and design, classify the hazard level (high, significant, or low hazard rating) and evaluate readiness for construction from a dam safety perspective.  Considering the project’s remote geographic location, low population density, arid nature with no rivers or permanent streams in close proximity, seismic analysis and all other data compiled, OWRD has rated the dam as low hazard, its lowest risk level. The approval for construction is valid for 5 years with extensions possible on request.

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

For the upcoming fiscal year, we intend to undertake the following:

Grassy Mountain Project: Paramount expects to respond to the State of Oregon’s CPA completeness review (“Review”) received in February 2019.  The Review provided included proposed resolutions and additional information required by the Company and will assist the Company in submitting a revised CPA.  The Company expects the revised CPA to address all the comments and requests for additional information with the objective of submitting a complete revised CPA that allows the State of Oregon to determine whether to issue a state mining permit for the Grassy Mountain Project.  In addition to the State of Oregon permitting activities, Paramount expects to respond to BLM comments it received on its PoO.  Once all the comments have been addressed, the BLM will register a Notice in the Federal Register once the application is deemed complete.  The Notice initiates the EIS process under the National Environmental Policy Act.   To complete these activities Paramount will engage specialized mining consulting firms, work with State and Federal contracted third parties and work directly with both state and federal permitting agencies.

Sleeper Gold Project:

During our fiscal year-ended June 30, 2021, Paramount initiated several targeted programs including metallurgical testing to enhance the value of the Sleeper Gold Project.  As a result of a review of all geological, geochemical and geophysical data, the Company has identified several targets for exploration drilling.  The purpose of an exploration drill at the Sleeper Gold Project is to locate additional higher-grade mineralization in the close proximity of the original Sleeper pit or in the large mining claim package owned by the Company and to facilitate further metallurgical testing.  This commencement of this exploration program is subject to having sufficient capital on hand.

Frost Project:

The Company will implement an initial reverse circulation drill program to test historical drill results and additional selective targets.

Comparison of Operating Results for the year ended June 30, 2021 as compared to June 30, 2020

Results of Operations

We did not earn any revenue from mining operations for the years ended June 30, 2021 and 2020. During the year ended June 30, 2021, we completed various activities and milestones as described above in operating highlights.  Other normal course of business activities included filing annual mining claim fees with the BLM, reclamation work at the Sleeper mine site and on-going reviews of its mining claims were completed.

Net Loss

Our net loss for the year ended June 30, 2021 was $5,903,618 compared to a net loss of $6,430,141 in the previous year. The decrease of approximately 8%  is fully described below.  We will continue to incur losses for the foreseeable future as we continue with our planned exploration and development programs.

Expenses

Exploration, Reclamation and Land Holding Costs

For the year ended June 30, 2021, exploration expenses were $2,816,685 compared to $4,201,138 in the prior year.  This represents a decrease of 33% or $1,384,453 mainly due to the Company not incurring comparable costs as in the previous fiscal year to complete its feasibility study at the Grassy Mountain Project and incurring a higher level of permitting costs to prepare and submit its CPA with the State of Oregon.  The feasibility study for the Grassy Mountain Project was commenced in July 2019 and completed in October 2020.     For the year-ended June 30, 2021, the Company was focused on working with the State of Oregon to address information requests required to advance the permitting process and submit a revised consolidated permit application.  Total exploration expenses at Grassy Mountain during the year were $1,949,753 .

Included, for the year-ended June 30, 2021, were expenses of $324,516 (2020 - $723,279) related to the Company’s reclamation activities at the Sleeper Project.  Reclamation work continues to focus on reclaiming the past mine operation collection ponds and continued monitoring as required by the State of Nevada and the BLM.  These reclamation expenses are reimbursed from funds held in a commutation account as part of the Company’s insurance program for outstanding reclamation and environmental obligations at the Sleeper Gold Project.

For the year ended June 30, 2020, the Company submitted the consolidated mining permit application with the State of Oregon and submitted a revised POO for its Grassy Mountain Project. It also continued to work on its feasibility study for the Grassy Mountain project.

For the year ended June 30, 2021, land holding costs decreased by 9% or by $52,577 from the prior year to $540,401.  The decrease is primarily due to not incurring lease costs for non-essential mining claims leased from third parties.

Salaries and Benefits

For the year ended June 30, 2021, salary and benefits increased by 39% or by $383,849 from the prior year to $1,373,451.   Salary and benefits are comprised of cash and stock-based compensation of the Company’s executive and corporate administration teams.  The increase in expenses was primarily due to stock-based compensation incurred for new option grants, as well as bonuses awarded to the Company’s employees.  Included in the salary and benefits expense amount for the year ended June 30, 2021 and 2020 was non-cash stock based compensation of $332,786 and $132,286 respectively.

Directors’ Compensation

For the year ended June 30, 2021, directors’ compensation increased by 72% or by $66,640 from the prior year ended June 30, 2020.  The increase is due to the stock-based compensation recorded in the current year-ended June 30, 2021 compared to the prior year ended June 30, 2020.

Professional Fees and General and Administration

For the year ended June 30, 2021, professional fees were $174,039 compared to $166,894 in the prior year.  This represents a increase of 4% or $7,145. Professional fees included legal, advisory and consultant expenses incurred on corporate and operational activities being performed by the Company on a period-by-period basis.

For the year ended June 30, 2021, general and administration expenses decreased by 2% to $483,608 from $495,628 in the prior year.  In general, these expenses remained stable from the prior year comparable period and any decrease was due to reduced travel related expenses due to restrictions resulting from the COVID-19 global pandemic.

Liquidity and Capital Resources

As an exploration and development company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand.  At June 30, 2021, we had cash and cash equivalents of $3,113,064 compared to $5,434,081 as at June

30, 2020. In May 2020, the Company established an “at the market” equity offering program (“ATM”) with Cantor Fitzgerald & Co. and Canaccord Genuity LLC to proactively increase financial flexibility.  During the fiscal year ended June 30, 2021 the Company issued 3.209,133 shares for net proceeds of $3,722,554 under the program and subsequent to the year -ended June 30, 2021 issued 2,189,936 shares for gross proceeds of $1,875,521.  At June 30, 2021, the Company’s prepaid expenses were $1,152,396 compared to $442,596 for the year-ended June 30, 2020.  Included in the total for the year-ended June 30, 2021 were annual payments to hold the Company’s mining claims in the for all its mineral properties of $548,127.  The prepaid expenses also included amounts to secure a drill rig for the Paramount’s upcoming drill program at the Frost project.  Drill rigs and related services have been in high-demand from an industry perspective as the US economy re-opens from the restrictions placed due to the COVID-19 pandemic.

The main uses of cash were comprised of the following material amounts:

•	Cash used to fund our operations which included general and administration expenses, land holding costs, exploration programs at our Grassy Mountain of $ 5,956,071.

In addition to cash used in operating activities, the Company used and received cash as follows:

•	Cash used to purchase mining claims in the State of Nevada of $87,500;
•	Cash received from equity financings of $3,722,554.

 We anticipate our twelve-month cash expenditures for our fiscal year ending June 30, 2022 to be as follows:

•	$2.3 million on corporate and general expenses

For discretionary exploration and permitting programs, subject to available cash on hand and additional share issuances, we are budgeting the following amounts:

•	$2.0 million on the Grassy Mountain Project state and federal permitting activities
•	$0.7 million on the Frost Project exploration programs
•	$1.25 million on the Sleeper Gold Project exploration programs

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

Contractual Obligations

The following table summarizes our obligations and commitments as of June 30, 2021 to make future payments under certain contracts, aggregated by category of contractual obligation, for specified time periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Accounts Payable & Accrued Liabilities	$638,950	$638,950	—	—	—
Asset Retirement Obligations	$1,849,644	$310,022	$581,575	$44,892	$913,156
Total	$2,488,594	$948,972	$581,575	$44,892	$913,156

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

Estimates

The Company prepares its consolidated financial statements and notes in conformity to United States Generally Accepted Accounting Principles (“U.S. GAAP”) and requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates these estimates, including those related the adequacy of the Company’s reclamation and environmental obligation, share based compensation, valuation of deferred tax asset and assessment of impairment of mineral properties. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Asset Retirement Obligation

The fair value of the Company’s asset retirement obligation (“ARO”) is measured by discounting the expected cash flows using a discount factor that reflects the credit-adjusted risk free rate of interest, while taking into account the inflation rate.  The Company prepares estimates of the timing and amounts of expected cash flows and ongoing reclamation expenditures are charged against the ARO as incurred to the extent they relate to the ARO.  Significant judgments and estimates are made when estimating the fair value of ARO.

Stock Based Compensation

For stock option grants with market conditions that affect vesting, the Company uses a lattice approach incorporating a Monte Carlo simulation to value stock options granted.

Option awards are generally granted with an exercise price equal to the market price of Paramount’s stock at the date of grant and have contractual lives of 5 years.  To better align the interests of its key executives, employee and directors with those of its shareholders a significant portion of those share option awards will vest contingent upon meeting certain stock price appreciation performance goals and other performance conditions. Option and share awards provide for accelerated vesting if there is a change in control (as defined in the employee share option plan).  For stock option grants made in the fiscal years ended June 30, 2021 and 2020, the Company used the Black-Scholes option valuation model to value stock options granted. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates which are subjective and may not be representative of actual results. Changes in assumptions can materially affect estimates of fair values. For purposes of the calculation, the following assumptions were used for the fiscal years ended June 30, 2021 and 2020:

	2021	2020
WA Risk free interest rate	.22%	1.60%
WA Expected dividend yield	0%	0%
WA Expected stock price volatility	60%	61%
WA Expected life of options	5 years	5 years

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework. Based on this assessment, our management concluded that, as of June 30, 2021, our internal control over financial reporting is effective based on those criteria.

Because we are a smaller reporting company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are a smaller reporting company.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the year ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in the Company’s 2021 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2021 (the “2021 Proxy Statement”) and is hereby incorporated by reference thereto.

Item 11. Executive Compensation.

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2021 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2021 and is hereby incorporated by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2021 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2021 and is hereby incorporated by reference thereto.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2021 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2021 and is hereby incorporated by reference thereto.

Item 14. Principal Accounting Fees and Services.

The information required by Item 9(e) of Schedule 14A will be filed in the Company’s 2021 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended June 30, 2021 and is hereby incorporated by reference thereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following report and financial statements are filed together with this Annual Report:
(1)	Audited Consolidated Financial Statements of Paramount Gold Nevada Corp.

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2021 and 2020

Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended June 30, 2021 and 2020

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2021 and 2020

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

Paramount Gold Nevada Corp.

Date: September 17, 2021	By:	/s/ Rachel Goldman
Rachel Goldman
(Director and CEO)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rachel Goldman	Director and CEO (Principal Executive Officer)	September 17, 2021
Rachel Goldman

/s/ Carlo Buffone	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 17, 2021
Carlo Buffone

/s/ Glen Van Treek	Director, President and Chief Operating Officer	September 17, 2021
Glen Van Treek

/s/ Rudi Fronk	Director	September 17, 2021
Rudi Fronk

/s/ John Carden	Director	September 17, 2021
John Carden

/s/ Eliseo Gonzalez-Urien	Director	September 17, 2021
Eliseo Gonzalez-Urien

/s/ Christopher Reynolds	Director	September 17, 2021
Christopher Reynolds

/s/ Pierre Pelletier	Director	September 17, 2021
Pierre Pelletier

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Paramount Gold Nevada Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Paramount Gold Nevada Corp. (the Company) as of June 30, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2021, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2021 and 2020, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee     and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the Provision for Reclamation and Environmental Obligations

Critical Audit Matter Description

As described in Note 8 to the consolidated financial statements, as at June 30, 2021, the provision for reclamation and environmental obligations amounted to $1,849,644. The provision is determined using estimates of the nature, timing and amount of future costs to be incurred to reclaim the mine sites, future inflation and discount rates. These assumptions are subject to change due to continued mining, reclamation of properties and regulatory changes.

We identified the assessment of the provision for reclamation and environmental obligations as a critical audit matter due to the subjective judgment involved in assessing the amount of the provision. Significant assumptions included amounts of future reclamation costs, inflation rates and discount rates. These assumptions are challenging to evaluate, as minor changes in these assumptions have a significant effect on the Company’s determination of the provision for reclamation and environmental obligations.

Audit Response

We responded to this matter by performing audit procedures over the provision for reclamation and environmental obligations. Our audit work in relation to this included, but was not restricted to, the following:

•	Obtained and evaluated management’s asset retirement obligation working papers and examined assumptions regarding the discount rate, inflation rate, and the amounts and timing of future costs.
•	Inquired with management whether there have been any changes to the original obligation estimates or activities that would impact the value of the obligation.
•	Engaged an internal valuation specialist with specialized skill and knowledge to assist in evaluating the discount rates used to determine the amount of the provision.
•	Assessed the future inflation rate by comparing to a third-party source.
•	Obtained confirmation from management’s experts regarding the future reclamation costs.
•	Assessed certain elements of the future costs to be incurred to reclaim the mine sites by comparing the costs to recent rehabilitation activities.
•	Assessed the appropriateness and completeness of related disclosures in the consolidated financial statements.

Chartered Professional Accountants

We have served as the Company’s auditor since 2015. Vancouver, Canada

September 17, 2021

PARAMOUNT GOLD NEVADA CORP.

Consolidated Balance Sheets

as of June 30, 2021 and 2020

	As at June 30,	As at June 30,
	2021	2020
Assets
Current Assets
Cash and cash equivalents	$3,113,064	$5,434,081
Prepaid expenses and deposits	1,152,396	442,596
Total Current Assets	4,265,460	5,876,677
Non-Current Assets
Mineral properties (Note 7)	49,197,704	47,333,313
Property and equipment	5,959	8,467
Reclamation bond (Note 8)	533,703	695,041
Total Non-Current Assets	49,737,366	48,036,821
Total Assets	$54,002,826	$53,913,498
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$638,950	$925,260
Reclamation and environmental obligation, current portion (Note 8)	310,022	154,231
Total Current Liabilities	948,972	1,079,491
Non-Current Liabilities
Convertible debt (Note 6)	4,161,502	5,256,228
Promissory note (Note 6)	—	35,628
Reclamation and environmental obligation, non-current portion (Note 8)	1,539,622	460,939
Total Non-Current Liabilities	5,701,124	5,752,795
Total Liabilities	6,650,096	6,832,286
Stockholders' Equity
Common stock, par value $0.01, 200,000,000 authorized shares, 38,154,109 issued and outstanding at June 30, 2021 and 50,000,000 authorized shares, 32,958,404 issued and outstanding at June 30, 2020 (Note 5)	381,542	329,584
Additional paid in capital	107,005,135	100,881,957
Deficit	(60,033,947)	(54,130,329)
Total Stockholders' Equity	47,352,730	47,081,212
Total Liabilities and Stockholders' Equity	$54,002,826	$53,913,498

The accompanying notes are an integral part of these consolidated financial statements.

Commitments and Contingencies: Note 12

Subsequent Events: Note 13

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Operations and Comprehensive Loss

for the Years ended June 30, 2021 and 2020

	For the Year Ended June 30, 2021	For the Year Ended June 30, 2020
Income
Other income (Note 9)	$330,259	$728,910
Total Income	330,259	728,910
Expenses
Exploration (Note 10)	2,816,685	4,201,138
Land holding costs (Note 10)	540,401	592,978
Professional fees	174,039	166,894
Salaries and benefits	1,373,451	989,602
Directors compensation	158,694	92,054
General and administrative	483,608	495,628
Insurance	220,480	150,911
Depreciation	2,508	2,555
Accretion (Note 8)	60,040	94,591
Total Expenses	5,829,906	6,786,351
Net Loss before other items	5,499,647	6,057,441
Other items
Interest income	(2,293)	(16,509)
Interest and service charges	442,211	389,209
Gain on forgiveness of promissory note	(35,947)	—
Net Loss before Income Taxes	$5,903,618	$6,430,141
Net Loss and Comprehensive Loss	$5,903,618	$6,430,141
Loss per Common share
Basic	$0.17	$0.23
Diluted	$0.17	$0.23
Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	35,533,269	27,583,566
Diluted	35,533,269	27,583,566

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Stockholders’ Equity

for the Years ended June 30, 2021 and 2020

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2019	26,519,954	$265,200	$94,764,730	$(47,700,188)	$47,329,742
Stock based compensation	—	—	203,192	—	203,192
Capital issued for services (Note 4)	1,096,791	10,968	965,176	—	976,144
Capital issued for payment of interest	161,217	1,612	117,697	—	119,309
Capital issued for financing (Note 5)	5,180,442	51,804	4,831,162	—	4,882,966
Net loss and comprehensive loss	—	—	—	(6,430,141)	(6,430,141)
Balance at June 30, 2020	32,958,404	$329,584	$100,881,957	$(54,130,329)	$47,081,212
Stock based compensation	—	—	436,777	—	436,777
Capital issued for purchase of mineral properties	257,353	2,574	275,367	—	277,941
Conversion of convertible notes to shares	1,200,000	12,000	1,145,629	—	1,157,629
Capital issued for services (Note 4)	166,792	1,668	179,790	—	181,458
Capital issued for payment of interest	362,427	3,624	395,153	—	398,777
Capital issued for financing (Note 5)	3,209,133	32,092	3,690,462	—	3,722,554
Net loss and comprehensive loss	—	—	—	(5,903,618)	(5,903,618)
Balance at June 30, 2021	38,154,109	$381,542	$107,005,135	$(60,033,947)	$47,352,730

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Cash Flows

for the Years ended June 30, 2021 and 2020

	For the Year Ended June 30, 2021	For the Year Ended June 30, 2020
Net loss and comprehensive loss	$(5,903,618)	$(6,430,141)
Adjustment for:
Depreciation	2,508	2,555
Share based payments	181,458	976,144
Stock based compensation	436,777	203,192
Amortization of debt issuance costs	62,903	54,421
Interest expense	359,253	324,160
Accretion expense (Note 8)	60,040	94,591
Gain upon forgiveness of promissory note	(35,947)	—
Changes in reclamation bonds and accounts	(163,178)	(16,487)
(Increase) decrease in prepaid expenses	(709,800)	(93,825)
Increase (decrease) in accounts payable and accrued liabilities	(246,467)	(259,901)
Cash used in operating activities	(5,956,071)	(5,145,291)
Purchase of equipment	—	(4,719)
Purchase of mineral properties	(87,500)	—
Cash provided by (used in) investing activities	(87,500)	(4,719)
Capital issued for financing (Note 5)	3,722,554	4,882,966
Convertible debt issued (Note 6)	—	5,201,807
Promissory note (Note 6)	—	35,628
Cash provided by financing activities	3,722,554	10,120,401

Change in cash during year	(2,321,017)	4,970,391
Cash at beginning of year	5,434,081	463,690
Cash at end of year	$3,113,064	$5,434,081

See Note 4 for supplemental cash flow information

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

The Company faces various risks related to the COVID-19 global pandemic.   The Company’s primary goal during the COVID-19 pandemic is to safeguard the health of our employees, suppliers and the communities where we operate while minimizing business interruption.   To date, COVID-19 pandemic has not had a material impact on our business however because of the highly uncertain and dynamic nature of events relating to the COVID-19 pandemic, it is not currently possible to predict any future impact of the COVID-19 pandemic, but these impacts could have a material adverse effect on the business, financial position, results of operations and/or cash flows. We will continue to monitor the COVID-19 situation closely. The results of operations for the year ending June 30, 2021 is not necessarily indicative of the operating results expected for any future period.

Foreign Currency Translation and Transactions

The Company’s functional and reporting currency is the United States dollar. Foreign denominated monetary assets and liabilities are translated into their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Income and expenses are translated at average rates of exchange during the period. Related translation adjustments as well as gains or losses resulting from foreign currency transactions are reported as part of operating expenses on the statement of operations and comprehensive loss.

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

The recoverability of the costs incurred for the exploration and development of precious mineral properties is dependent on the ability of the Company to obtain the necessary financing to advance the projects to production, upon future profitable production or from proceeds from sale of properties or production royalties.   The Company will continue to incur losses and have negative cash flows from operating activities and as such we will require additional capital to fund exploration and development programs, future property acquisitions and for general corporate purposes.  If the Company is unable to obtain additional funding, we may be unable to continue operations, and amounts realized for assets may be less than amounts reflected in these consolidated financial statements.  These consolidated financial statements have been prepared on the accounting principles applicable to a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business.  In assessing whether the going concern assumption is appropriate, management takes into account all available information about the future, which is at least twelve months after the date that the financial statements are issued.  Management has carried out an assessment of the going concern assumption and, after considering subsequent events, has concluded that the cash position of the Company is sufficient to finance continued operations for the twelve-month period after the issuance of these financial statements.

Significant estimates made by management in the accompanying consolidated financial statements include the adequacy of the Company’s reclamation and environmental obligation, share based compensation, valuation of deferred tax asset, and assessment of impairment of mineral properties.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash and cash equivalents. The carrying amount of these securities approximates fair value because of the short-term maturity of these instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents.  The Company maintains cash in accounts which may, at times, exceed federally insured limits.  At June 30, 2021 and 2020, the Company had $2.81 million and $5.13 million, respectively, of balances in excess of federally insured limits.  The Company deposits its cash with financial institutions which it believes have sufficient credit quality to minimize the risk of loss.

Fair Value Measurements

The Company has adopted FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. The Company applies fair value accounting for all financial assets and liabilities and non – financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company has adopted FASB ASC 825, Financial Instruments, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Stock Based Compensation

The Company has adopted the provisions of FASB ASC 718, “Stock Compensation” (“ASC 718”), which establishes accounting for equity instruments exchanged for employee services and for acquiring goods and services from nonemployees. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date and based on the calculated fair value of the award. For grants to employees an expense is recognized over the employee’s requisite service period (generally the vesting period of the equity grant) using the graded vesting method.  For grants to nonemployees, an expense is recognized when the good or service is received.

For options with performance conditions, the Company accrues compensation if it is probable that the performance condition will be achieved and recognizes the compensation cost over the requisite service period.  The requisite service period for options with performance conditions is estimated based on the analysis of the terms of the award and the specific performance conditions. The Company shall recognize the effect of forfeited awards in compensation cost when they occur.   New shares of the Company’s common stock will be issued for any options exercised.

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

Exploration Costs

Exploration costs, which include maintenance, development and exploration of mineral claims, are expensed as incurred.  When it is determined that a mineral deposit can be economically developed as a result of establishing proven and probable reserves, the costs incurred after such determination will be capitalized until the commencement of production and amortized over their useful lives.  To date, the Company has not established the commercial feasibility of its exploration prospects; therefore, all exploration costs are being expensed.

Property and Equipment

Equipment is recorded at cost less accumulated depreciation. All equipment is depreciated over its estimated useful life at the following annual rates:

Computer equipment	30% declining balance
Equipment	20% declining balance

Impairment of Long-Lived Assets

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

An impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability, whether in use or under development. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value.

Reclamation and Environmental Obligation

The Company follows the provisions of ASC 410, “Asset Retirement and Environmental Obligations”, which establishes the standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  The fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The fair value of the liability is added to the carrying amount of the associated asset.  An accretion cost, representing the increase over time in the present value of the liability, is recorded each period.  As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability is reduced.  Future reclamation costs are accrued based on management’s best estimate at the end of each period of the discounted costs expected to be incurred for the asset.  Such costs include facilities removal, earthworks, revegetation and on-going monitoring.  Changes in estimates are reflected prospectively in the period an estimate is revised.

Net Loss per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during each period.  Diluted loss per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

For the years ended June 30, 2021 and 2020, the shares of common stock equivalents related to outstanding stock options have not been included in the diluted per share calculation as they are anti-dilutive as the Company has recorded a net loss from continuing operations for each year.

Leases

The Company adopted ASU No. 2016-02 Leases effective July 1, 2019.  The adoption of this guidance did not have a material effect on the Company’s consolidated financial position, results of operation, cash flows and related disclosures.  The Company determines if an arrangement is, or contains, a lease at the inception date.  Right-of-use (“ROU”) assets related to operating leases are included in Other assets, non-current with related liabilities included in Accrued liabilities and Other long-term liabilities.  ROU assets under finance leases, which primarily represent property and equipment, are included in Property, plant and equipment, net with related liabilities in debt, current and debt, non-current on the Consolidated Balance Sheet.

Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.  Operating lease assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.   We use our estimated incremental borrowing rate in

determining the present value of lease payments.  Variable components of the lease payments such as maintenance costs are expensed as incurred and not included in determining the present value.  Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.   Lease expense is recognized on a straight-line basis over the lease term.  In the adoption of ASU No. 2016, the Company elected the short-term lease recognition exemption.  Currently, the Company does not have any leases with terms greater than 12 months.

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

The Company also reviews the terms of its convertible notes payable to determine whether there are embedded derivatives, including the embedded conversion option, that are required to be bifurcated and accounted for as individual derivative financial instruments.  In circumstances where convertible debt contains embedded derivatives that are required to be separated from the host contracts, the total proceeds received are first allocated to the fair value of the derivative financial instruments determined using the binomial model.  The remaining proceeds, if any, are then allocated to the debenture cost contracts, usually resulting in those instruments being recorded at a discount from their principal amount.  This discount is accreted over the expected life of the instruments to profit (loss) using the effective interest method.

The debenture host contracts are subsequently recorded at amortized cost at each reporting date, using the effective interest method.  The embedded derivatives are subsequently recorded at fair value at each reporting date, with changes in fair value recognized in profit (loss).  As of June 30, 2021 and 2020, there were no embedded derivatives.

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

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted FASB ASC 740 “Income Taxes” as of its inception. Pursuant to FASB ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future periods; and accordingly is offset by a valuation allowance. FIN No.48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken in tax returns.

To the extent interest and penalties may be assessed by taxing authorities on any underpayment of income tax, such amounts would be accrued and classified as a component of income tax expense in our Consolidated Statements of Operations and Comprehensive Loss. The Company elected this accounting policy, which is a continuation of our historical policy, in connection with our adoption of FIN 48.

Note 2. Recent Accounting Guidance

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses.  The changes will be effective for the Company’s fiscal year beginning July 1, 2020.  Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The adoption of ASU No. 2016-13 did not have a significant impact on the Company's consolidated financial position, results of operations, and cash flows.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement.  These changes will be effective for the Company’s fiscal year beginning July 1, 2020.  The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted.  The adoption of ASU No. 2018-13 did not have a significant impact on the Company's consolidated financial position, results of operations, cash flows and related disclosures.

In November 26, 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses.  The changes will be effective for the Company’s fiscal year beginning July 1, 2020.  The amendments in this ASU clarify, correct errors in, improve, or address issues about certain topics related to the amendments in ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 was issued on June 16, 2016 and introduced an expected credit loss model for the impairment of financial assets measured at amortized cost basis.  The adoption of ASU No. 2019-11 did not have a significant impact on the Company's consolidated financial position, results of operations, cash flows and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for public entities for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years. The Company is currently evaluating the impact of implementing these changes on the Company’s consolidated financial position, operating results and cash-flows.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which addresses the complexity of its guidance for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 removes the accounting models that require beneficial conversion features or cash conversion features associated with convertible instruments to be recognized as a separate component of equity, adds certain disclosure requirements for convertible instruments, amends the guidance for the derivatives scope exception for contracts in an entity’s own equity and simplifies the diluted earnings per share calculation for certain situations. This ASU is effective for the Company beginning on January 1, 2024.  The Company is currently evaluating the impact of implementing these changes on the Company’s consolidated financial position, operating results and cash-flows.

In July 2021, the FASB issued ASU No. 2021-5, Leases.  These changes will be effective for fiscal years beginning after December 15, 2021.  The amendments affect lessors with lease contracts that have variable lease payments that do not depend on a reference index or a rate and would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing.  The Company is currently evaluating the potential impact of implementing these changes on the Company’s consolidated financial position, results of operation, cash flows and related disclosures.

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

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy. As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value at June 30, 2021			June 30, 2020
Assets	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,113,064	3,113,064	—	—	$5,434,081

The carrying values of accounts payable and accrued liabilities and convertible debt (Note 6) approximate fair value as of June 30, 2021 and 2020.

Note 4. Non-Cash Transactions

During the year-ended June 30, 2021, the Company issued 257,353 shares of its common stock with a fair value of $277,941 for the acquisition of mining claims.

During the year-ended June 30, 2021, the Company issued 362,427 shares of Common Stock for payment of interest accrued and owing on its outstanding 2019 Convertible Notes with a fair value of $398,777. Additionally, 1,200,000 shares of Common Stock were issued upon the conversion of 1,200 of its outstanding 2019 Convertible Notes. The Company also issued 166,792 shares of Common Stock to Ausenco Engineering USA South Inc. in exchange for consulting services to complete the Grassy Mountain feasibility study valued at $181,458.

During the comparative year-ended June 30, 2020, the Company issued 1,096,791 shares to Ausenco in exchange for services valued at $976,144 to complete a feasibility study at its Grassy Mountain Project.

Note 5. Capital Stock

Authorized Capital

Authorized capital stock consists of 200,000,000 shares of Common Stock with par value of $0.01 per common share (2020- 50,000,000 shares of Common Stock with par value $0.01 per common share).  An increase to authorized capital stock was approved by the Company’s stockholders during the year-ended June 30, 2021.

During the year-ended June 30, 2021, the Company issued 3,209,133 shares at an approximate average price of $1.21 through its at-the market offering.  Share issuance costs related to this were $157,979.  The Company also issued 362,427 shares for payment of interest accrued and owing (Note 4 and Note 6) with a fair value of $398,777.  The Company also issued 1,200,000 shares upon the conversion of 1,200 of the 2019 Senior Secured Convertible Notes (Note 4 and Note 6).

In addition, during the year-ended June 30, 2021, the Company issued 166,792 shares at a value of $1.09 per share of Common Stock to Ausenco in exchange for services to complete a feasibility study at its Grassy Mountain Project (Note 4).  It also issued 257,353 shares for the purchase of a mineral property with a fair value of $$277,941 (Note 4 and 7).

During the year-ended June 30, 2020, the Company issued 1,096,791 shares at a value of $0.89 per share to Ausenco in exchange for services to complete a feasibility study at its Grassy Mountain Project (Note 4). The Company also issued 161,217 shares for payment of interest accrued and owing at December 31, 2019 (Note 4 and 6).

During the year-ended June 30, 2020, the Company issued 4,807,700 shares at a price of $1.04 per share for gross proceeds of $5,000,008. Share issuance costs were $421,558 for net proceeds of $4,578,450.

During the year ended June 30, 2020, the Company issued 372,742 shares at an average approximate price of $1.17 for gross proceeds of $436,783 through its at-the-market offering.  Share issuance costs, including one-time transaction costs and commissions were $124,265 for net proceeds of $312,518.

At June 30, 2021 there were 38,154,109 common shares issued and outstanding (June 30, 2020 – 32,958,404 common shares).

Warrants

A summary of warrants exercisable into common stock as of June 30, 2021, and changes during years-ended June 30, 2021 and 2020 are presented below:

	Warrants	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($)
Outstanding at July 1, 2019	1,200,000	$1.40	1.03	—
Issued	—	—	—	—
Expired	—	—	—	—
Exercised	—	—	—	—
Outstanding at June 30, 2020	1,200,000	$1.40	0.03	—
Issued	—	—	—	—
Expired	(1,200,000)	1.40	—	—
Exercised	—	—	—	—
Outstanding at June 30, 2021	—	$—	—	—

Stock Options and Stock Based Compensation

Paramount’s 2015 and 2016 Stock Incentive and Compensation Plan, which is shareholder-approved, permits the grant of share options and shares to its employees for up to 2.169 million shares of common stock.    Option awards are generally granted with an exercise price equal to the market price of Paramount’s stock at the date of grant and have contractual lives of 5 years.  To better align the interests of its key executives, employee and directors with those of its shareholders a significant portion of those share option awards will vest contingent upon meeting certain stock price appreciation performance goals and other performance conditions. Option and share awards provide for accelerated vesting if there is a change in control (as defined in the employee share option plan).For the year-ended June 30, 2021, the Company granted  755,000 stock options to employees, directors and consultants.   For the year-ended June 30, 2020, the Company granted 690,000 stock options.

For the year-ended June 30, 2021, share-based compensation expense relating to service conditions options and performance conditions were $286,096 and $150,681, respectively (2020 - $73,509 and $129,683).

The fair value for these options was calculated using the Black-Scholes option valuations method.  The weighted average assumptions used for the fiscal years ending June 30, 2021 and 2020 were as follows:

	2021	2020
Weighted average risk-free interest rate	0.22%	1.60%
Weighted-average volatility	60.00%	61.00%
Expected dividends	0.00	0.00
Weighted average expected term (years)	5	5
Weighted average fair value	$0.57	$0.39

A summary of option activity under the Stock Incentive and Compensation Plan as of June 30, 2021 and 2020, and changes during the years ended June 30, 2021 and 2020 are presented below.

Options	Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value ($)
Outstanding at July 1, 2019	1,568,995	$1.50	1.95	$—
Granted	690,000	1.00	4.47	165,600
Exercised	—	—	—	—
Forfeited or expired	(1,015,000)	1.53	0.05	—
Outstanding at June 30, 2020	1,243,995	$1.20	3.63	$165,600
Granted	755,000	1.13	4.44	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2021	1,998,995	$1.17	$3.31	$—
Exercisable at June 30, 2021	964,997	$1.19	$3.08	$—

A summary of the status of Paramount’s non-vested options as of June 30, 2021 and 2020 and changes during the years ended June 30, 2021 and 2020 are presented below.

Non-vested Options	Options	Weighted- Average Grant-Date Fair Value
Non-vested at July 1, 2019	340,660	$0.79
Granted	690,000	0.38
Vested	(66,668)	0.74
Forfeited	(20,000)	0.74
Nonvested at June 30, 2020	943,992	$0.51
Granted	755,000	0.56
Vested	(664,994)	0.50
Forfeited	—	—
Nonvested at June 30, 2021	1,033,998	$0.55

As of June 30, 2021 and 2020, there was $143,998 and $153,802 respectively of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the employee share option plan. That cost is expected to be recognized over a weighted-average period of 0.78 years (2020 – $1.05). The total fair value of shares vested during the years ended June 30, 2021 and 2020, was $332,835 and $202,121, respectively.

Note 6. Debt

	Convertible Debt
	June 30, 2021		June 30, 2020
	Current	Non-Current	Current	Non-Current
2019 Secured Convertible Notes	$—	$4,277,690	$—	$5,477,690
Less: unamortized discount and issuance costs	—	(116,188)	—	(221,462)
	$—	$4,161,502	$—	$5,256,228

In September 2019, the Company completed a private offering of 5,478 Senior Secured Convertible Notes (“2019 Convertible Notes”) at $975 per $1,000 face amount due in September 2023.  Each 2019 Convertible Note will bear an interest rate of 7.5% per annum, payable semi-annually.  The effective interest rate of the 2019 Convertible Notes is 9.24%.  The principal amount of the 2019 Convertible Notes will be convertible at a price of $1.00 per share of Paramount common stock.  Unamortized discount and issuance costs of $275,883 will be amortized as an additional interest expense over the four-year term of the 2019 Convertible Notes. During the year-ended June 30, 2021, the Company amortized $62,903 (2020-$54,421) of discount and issuance costs.  At any point after the second anniversary of the issuance of the convertible notes, Paramount may force conversion if the share price of its common stock remains above $1.75 for 20 consecutive trading days. The convertible notes are secured by a lien on all assets of the Company and the Company is required to maintain a working capital balance of $250,000.  At June 30, 2021, the working capital covenant was met by the Company.

During the year-ended June 30, 2021, a total of 1,200 notes were converted in 1,200,000 shares of Common Stock (2020 – nil).  Also during the year-ended June 30, 2021, the Company recorded an interest expense of $359,253 (2020 - $324,160).

On May 5, 2020, the Company was granted a loan (the “PPP Loan”) from Wells Fargo Bank, N.A. in the amount of $35,628 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The PPP Loan which was in the form of a Promissory Note matures on May 3, 2022 and bears interest at a rate of 0.98% per annum, payable monthly commencing on November 1, 2020.  The Note many be prepaid by the Company at any time prior to maturity with no prepayment penalties.  Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.  During the year-ended June 30, 2021, the PPP Loan and accrued interest was forgiven and a gain of $35,947 was recorded on the Company’s Consolidated Statements of Operation and Comprehensive Loss.

Note 7. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	June 30, 2021	June 30, 2020
Sleeper	$26,011,976	$24,147,585
Grassy Mountain	23,185,728	23,185,728
	$49,197,704	$47,333,313

Sleeper:

Sleeper is located in Humbolt County, Nevada approximately 26 miles northwest of the town of Winnemucca.  The Sleeper Gold Mine consists of 2,322 unpatented mining claims totaling approximately 38,300 acres.

During the year-ended June 30, 2021, the Company recorded an increase in reclamation and environmental obligation of $1,498,950 (2020 - $278,181) (Note 8) for the Sleeper Gold Project.

Also, during the year-ended June 30, 2021, the Company purchased 152 unpatented lode mining claims by issuing 257,353 shares of common stock for a fair value of $277,941 and cash payment of $87,500 for a total consideration of $365,441.  These claims have been included as part of the Sleeper Gold Project.

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

The Company has posted several cash bonds as financial security to satisfy reclamation requirements.  The balance of posted cash reclamation bonds at June 30, 2021 is $533,703 (June 30, 2020 - $695,041).

Paramount is responsible for managing the reclamation activities from the previous mine operations at the Sleeper Gold Mine as directed by the BLM and the Nevada State Department of Environmental Protection (“NDEP”).  Paramount has estimated the undiscounted reclamation costs for existing disturbances at the Sleeper Gold Project required by the BLM to be $3,557,944.  These costs are expected to be incurred between the years calendar 2021 and 2060.  Paramount has also estimated undiscounted reclamation cost as required by the NDEP to be $1,470,000. These costs include on-going monitoring and new requests from the NDEP to convert three processing ponds from the historical operations to evaporation cell ponds by 2023.  These costs are expected to be incurred between 2021 and 2039.  The sum of expected costs by year are discounted using the Company’s credit adjusted risk free interest rate from the time it expects to pay the retirement to the time it incurs the obligation.  The asset retirement obligation for the Sleeper Gold Project recorded on the balance sheet is equal to the present value of the estimated reclamation costs as required by both the BLM and NDEP.

The following variables were used in the calculation for the fiscal years ending June 30, 2021 and 2020:

	2021	2020
Weighted average credit adjusted risk free rate	9.89%	9.76%
Weighted-average inflation rate	2.31%	1.60%

Changes to the Company’s asset retirement obligation for the Sleeper Gold Mine for the year ended June 30, 2021 are as follows:

	June 30, 2021	June 30, 2020
Balance at beginning of year	$615,170	$965,677
Accretion	60,040	94,591
Additions and changes in estimates	1,498,950	278,181
Settlements	(324,516)	(723,279)
Balance at end of year	$1,849,644	$615,170

The balance of the reclamation and environmental obligation of $1,849,644 (2020 - $615,170) is comprised of a current portion of $310,022 (2020 - $154,231) and a non-current portion of $1,539,622 (2020 - $460,939).

Note 9. Other Income

The Company’s other income details were as follows:

	Year Ended	Year Ended
	2021	2020
Re-imbursement of reclamation costs	$324,516	$723,279
Leasing of water rights to third party	5,743	5,631
Total	$330,259	$728,910

Note 10. Segmented Information

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses and mineral property carrying values by material project for the year ended June 30, 2021:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at June 30, 2021
Sleeper Gold Project	$866,932	$437,671	$26,011,976
Grassy Mountain Project	1,949,753	102,730	23,185,728
	$2,816,685	$540,401	$49,197,704

Expenses and mineral property carrying values by material project for the year ended June 30, 2020:

	Exploration Expenses	Land Holding Costs	Mineral Properties As at June 30, 2020
Sleeper Gold Project	$852,958	$423,508	$24,147,585
Grassy Mountain Project	3,348,180	169,470	23,185,728
	$4,201,138	$592,978	$47,333,313

Note 11. Income Taxes

At June 30, 2021, the Company has net operating loss carry forwards of $38,219,334 expiring between the years 2022 and 2038 which are available to reduce future taxable income.  Tax losses incurred after June 30, 2018 may be carried forward indefinitely. The tax effects of the significant components within the Company’s deferred tax asset (liability) at June 30, 2021 and 2019 are as follows:

United States	2021	2020
Mineral properties	$868,970	$1,206,528
Asset retirement obligation	388,425	129,186
Fixed assets	386	—
Stock options	447,913	356,189
Net operating losses	11,676,822	9,933,638
	$13,382,516	$10,936,166
Valuation allowance	(11,333,208)	(10,257,518)
Mineral properties	$2,049,308	$(678,648)
Net deferred tax asset	$—	$—

The income tax recovery differs from the amounts computed by applying statutory tax to pre-tax losses as a result of the following:

	2021	2020
Income (Loss) before taxes	$(5,903,618)	$(6,430,141)
US Statutory tax rate	21.00%	21.00%
Expected income tax (recovery)	(1,239,760)	(1,350,330)
Non-deductible items	157	2,426
Change in estimates	1,196,349	(57,853)
Change in valuation allowance	43,254	1,405,757
Total income taxes (recovery)	$—	$—
Current tax expense (recovery)	—	—
Deferred tax expense (recovery)	—	—
	$—	$—

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

As at June 30, 2021 and 2020, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company is subject to income taxation at the federal and state levels. The Company is subject to US federal tax examinations for the tax years 2019 through 2021. Loss carryforwards generated or utilized in years earlier than 2019 are also subject to examination and adjustment. The Company has no income tax examinations in process.

Note 12. Commitments and Contingencies:

Other Commitments

Paramount has an agreement to acquire 44 mining claims (“Cryla Claims”) covering 589 acres located immediately to the west of the proposed Grassy Mountain site from Cryla LLC.  Paramount is obligated to make annual lease payments of $40,000 per year the first two years of the lease term and $60,000 per year thereafter with an option to purchase the Cryla Claims for $560,000 at any time.  The term of the agreement is 25 years.  In the event Paramount exercises its option to acquire the Cryla Claims, all annual payments shall be credited against a production royalty that will be based on a prevailing price of the metals produced from the Cryla Claims.  The royalty rate ranges between 2% and 4% based on the daily price of gold. The agreement with Cryla can be terminated by Paramount at any time. Paramount made the annual lease payment of $60,000 as required by the agreement during the year ended June 30, 2021.  The Cryla Claims are without known mineral reserves and there is no current exploratory work being performed.

Paramount has an agreement with Nevada Select Royalty (“Nevada Select”) to purchase 100% in the Frost Project, which consists of 40 mining claims located approximately 12 miles west of its Grassy Mountain Project.  A total consideration of $250,000 payable to Nevada Select will be based on certain events over time.  Upon signing the agreement, Paramount made a payment of $10,000 to Nevada Select.  Nevada Select will retain a 2% NSR on the Frost Claims and Paramount has the right to reduce the NSR to 1% for a payment of $1 million.  All required payments under the agreement due at June 30, 2021 have been paid. The Frost Claims are without known mineral reserves.

Note 13. Subsequent Events

Subsequent to June 30, 2021, the Company issued 2,189,521 ATM shares at an average price of $0.86 per share and for gross proceeds of approximately $1,875,521.  The Company also issued 168,690 shares at a fair value price of $0.99 per share for the payment of interest accrued and owing at June 30, 2021 for its outstanding convertible debt.

Subsequent to June 30, 2021, the Company entered into an option agreement with Nevada Select to purchase mining claims in the State of Nevada for a total consideration of $300,000.   Payments under the agreement will based on achieving certain events over time.  Upon, signing the agreement Paramount made a payment of $20,000 to Nevada Select.