Form 10-Q
period 2021-09-30
Paramount Gold Nevada Corp.
filed 2021-11-09
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of registrant’s Common Stock outstanding, $0.01 par value per share, as of November 8, 2021 was 40,525,151.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	PZG	NYSE American

Table of Contents

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Interim Balance Sheets as of September 30, 2021 and June 30, 2021(Unaudited)	2
	Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three Months Ended September 30, 2021 and September 30, 2021(Unaudited)	3
	Condensed Consolidated Interim Statements of Stockholders’ Equity for the Three Months Ended September 30, 2021 and Year ended June 30, 2021 (Unaudited)	4
	Condensed Consolidated Interim Statements of Cash Flows for the three-months Ended September 30, 2021 and September 30, 2020 (Unaudited)	5
	Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION
Item 1A.	Risk Factors	19
Item 4.	Mine Safety Disclosures	19
Item 6.	Exhibits	20

Signatures	Directors, Executive Officers and Corporate Governance	21

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

(Unaudited)

	As at September 30,	As at June 30,
	2021	2021
Assets
Current Assets
Cash and cash equivalents	$3,659,067	$3,113,064
Prepaid expenses and deposits	834,566	1,152,396
Total Current Assets	4,493,633	4,265,460
Non-Current Assets
Mineral properties (Note 7)	49,242,704	49,197,704
Reclamation bond (Note 8)	500,738	533,703
Property and equipment	7,831	5,959
Total Non-Current Assets	49,751,273	49,737,366
Total Assets	$54,244,906	$54,002,826
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$697,742	$638,950
Reclamation and environmental obligation, current portion (Note 8)	316,022	310,022
Total Current Liabilities	1,013,764	948,972
Non-Current Liabilities
Convertible debt (Note 6)	4,176,703	4,161,502
Reclamation and environmental obligation, non-current portion (Note 8)	1,579,591	1,539,622
Total Non-Current Liabilities	5,756,294	5,701,124
Total Liabilities	6,770,058	6,650,096
Stockholders' Equity
Common stock, par value $0.01, 200,000,000 authorized shares, 40,525,151 issued and outstanding at September 30, 2021 and 200,000,000 authorized shares, 38,154,109 issued and outstanding at June 30, 2021 (Note 5)	405,253	381,542
Additional paid in capital	109,017,288	107,005,135
Deficit	(61,947,693)	(60,033,947)
Total Stockholders' Equity	47,474,848	47,352,730
Total Liabilities and Stockholders' Equity	$54,244,906	$54,002,826

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Commitments and Contingencies: Note 11

Subsequent Events: Note 12

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three-Month Period Ended September 30, 2021	For the Three-Month Period Ended September 30, 2020
Income
Other income (Note 9)	$116,299	$68,948
Total Revenue	116,299	68,948
Expenses
Exploration	1,256,805	636,027
Land holding costs	141,193	131,183
Professional fees	44,963	44,452
Salaries and benefits	230,749	255,941
Directors' compensation	13,837	30,942
General and administrative	119,863	114,123
Insurance	74,040	49,687
Depreciation	851	630
Accretion (Note 8)	45,969	15,010
Total Expenses	1,928,270	1,277,995
Net Loss before Other Expense	1,811,971	1,209,047
Other Expense (Income)
Interest income	-	(1,224)
Interest and service charges	101,775	123,685
Net Loss and Comprehensive Loss	$1,913,746	$1,331,508

Loss per Common Share
Basic	$0.05	$0.04
Diluted	$0.05	$0.04
Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	38,758,971	33,722,635
Diluted	38,758,971	33,722,635

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2021	38,154,109	$381,542	$107,005,135	$(60,033,947)	$47,352,730
Stock based compensation	—	—	42,671	—	42,671
Capital issued for financing	2,202,352	22,024	1,807,527	—	1,829,551
Capital issued for payment of interest	168,690	1,687	161,955	—	163,642
Net loss	—	—	—	(1,913,746)	(1,913,746)
Balance at September 30, 2021	40,525,151	$405,253	$109,017,288	$(61,947,693)	$47,474,848

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2020	32,958,404	$329,584	$100,881,957	$(54,130,329)	$47,081,212
Stock based compensation	—	—	77,424	—	77,424
Capital issued for payment of interest	183,395	1,834	203,579	—	205,413
Capital issued for financing	595,281	5,953	764,561	—	770,514
Capital issued on conversion of debt	200,000	2,000	190,066	—	192,066
Net loss	—	—	—	(1,331,508)	(1,331,508)
Balance at September 30, 2020	33,937,080	$339,371	$102,117,587	$(55,461,837)	$46,995,121

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

	For the Three-Month Period Ended September 30, 2021	For the Three-Month Period Ended September 30, 2020
Net Loss	$(1,913,746)	$(1,331,508)
Adjustment for:
Depreciation	851	630
Stock based compensation (Note 5)	42,671	77,424
Amortization of debt issuance costs (Note 6)	15,201	17,384
Interest expense	81,989	100,674
Accretion expense (Note 8)	45,969	15,010
Changes in reclamation bonds and accounts	32,965	(1,224)
(Increase)/Decrease in prepaid expenses	272,830	(279,345)
Increase/(Decrease) in accounts payable	140,445	(312,162)
Cash used in operating activities	(1,280,825)	(1,713,117)
Purchase of equipment	(2,723)	—
Cash used in investing activities	(2,723)	—
Capital issued for financing (Note 5)	1,829,551	770,514
Cash provided by financing activities	1,829,551	770,514

Change in cash during period	546,003	(942,603)
Cash at beginning of period	3,113,064	5,434,081
Cash at end of period	$3,659,067	$4,491,478

See Note 4 for supplemental cash flow information

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements

For the Three-Month Period Ended September 30, 2021 and 2020

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

The Company faces various risks related to the COVID-19 global pandemic.   The Company’s primary goal during the COVID-19 pandemic is to safeguard the health of our employees, suppliers and the communities where we operate while minimizing business interruption.   To date, COVID-19 pandemic has not had a material impact on our business however because of the highly uncertain and dynamic nature of events relating to the COVID-19 pandemic, it is not currently possible to predict any future impact of the COVID-19 pandemic, but these impacts could have a material adverse effect on the business, financial position, results of operations and/or cash flows. We will continue to monitor the COVID-19 situation closely.   The results of operations for the interim period ended September 30, 2021 is not necessarily indicative of the operating results expected for any future period.

The condensed consolidated interim financial statements have been prepared on an accrual basis of accounting, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), are presented in US dollars and follow the same accounting policies and methods of their application as the most recent annual financial statements.   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.  The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended June 30, 2021.

Significant Accounting Policies

Please see Note 1- Description of Business and Summary of Significant Accounting Policies contained in the 2021 10-K.

Note 2. Recent Accounting Guidance

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

Financial assets carried at fair value on a recurring basis by level within the fair value hierarchy in the Condensed Consolidated Interim Balance Sheets at September 30, 2021 and June 30, 2021 are presented in the following table:

		Fair Value at September 30, 2021			June 30, 2021
	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,659,067	3,659,067	—	—	$3,113,064

The carrying values of accounts payable and accrued liabilities and convertible debt (Note 6) approximate fair value as of September 30, 2021 and June 30, 2021.

Note 4. Non-Cash Transactions

During the three-month period ended September 30, 2021, the Company issued 168,690 shares of Common Stock for payment of interest accrued and owing on its outstanding 2019 Convertible Notes.

During the three-month period ended September 30, 2020, the Company issued 183,395 shares of Common Stock for payment of interest accrued and owing on its outstanding 2019 Convertible Notes.   Additionally, 200,000 shares of Common Stock were issued upon the conversion of 200 of its outstanding 2019 Convertible Notes.

Note 5. Capital Stock

Authorized Capital

Authorized capital stock consists of 200,000,000 common shares with par value of $0.01 per common share (June 30, 2021 – 200,000,000 common shares with par value $0.01 per common share).

During the three-month period ended September 30, 2021, the Company issued 2,202,352 shares at an approximate average price of $0.856 for gross proceeds of $1,886,135 through its at-the-market offering.  Share issuance costs related to this were $56,584.  The Company also issued 168,690 shares for payment of interest accrued and owing (Note 6) with a fair value of $163,642.

During the three month period ended September 30, 2020, the Company issued   595,281 shares at an approximate average price of $1.3344 for gross proceeds of $794,345.  Share issuance costs including commissions were $23,830 for net proceeds of $770,514.  The Company also issued 183,395 shares for payment of interest accrued and owing at June 30, 2020 (Note 6). The Company also issued 200,000 shares upon the conversion of 200 of the 2019 Senior Secured Convertible Notes (Note 6).

At September 30, 2021 there were 40,525,151 common shares issued and outstanding (June 30, 2021 – 38,154,109 common shares).

Stock Options and Stock Based Compensation

Paramount’s 2015 and 2016 Stock Incentive and Compensation Plans, which are stockholder-approved, permits the grant of stock options and stock to its employees and directors for up to 2.169 million shares of common stock.  Option awards are generally granted with an exercise price equal to the market price of Paramount’s stock at the date of grant and have contractual lives of 5 years.  To better align the interests of its key executives, employees and directors with those of its shareholders a significant portion of those share option awards will vest contingent upon meeting certain stock price appreciation performance goals and other performance conditions. Option and share awards provide for accelerated vesting if there is a change in control (as defined in the employee share option plan).

During the three-month period ended September 30, 2021, the Company did not grant any stock options (2020 – 55,000).

During the three-month period ended September 30, 2021, share-based compensation expense relating to service condition options and performance condition was $45,021 and $35,843, respectively (2020- $23,029 and $44,477).

The fair value for these options was calculated using the Black-Scholes option valuations method.  The weighted average assumptions used for the three-month period ended September, 2021 and three-month period ended September  30, 2020 were as follows:

	Three-Months Ended September 30, 2021	Three-Months Ended September 30, 2020
Weighted average risk-free interest rate	N/A	0.22%
Weighted-average volatility	N/A	63%
Expected dividends	N/A	$0.00
Weighted average expected term (years)	N/A	5.00
Weighted average fair value	N/A	$0.64

A summary of option activity under the Stock Incentive and Compensation Plans as of September 30, 2021 is presented below:

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2020	1,243,995	$1.20	3.63	$165,600
Granted	755,000	1.13	4.44	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2021	1,998,995	$1.17	3.31	$—
Granted	—	—	—	$—
Exercised	—	—	—	—
Forfeited or expired	(190,000)	—	—	—
Outstanding at September 30, 2021	1,808,995	$1.14	3.17	$—
Exercisable at September 30, 2021	863,330	$1.16	2.94	$—

A summary of the status of Paramount’s non-vested options as at September 30, 2021 is presented below:

Non-vested Options	Options	Weighted- Average Grant- Date Fair Value
Non-vested at June 30, 2020	943,992	$0.51
Granted	755,000	0.56
Vested	(664,994)	0.50
Forfeited or expired	—	—
Non-vested at June 30, 2021	1,033,998	$0.55
Granted	—	—
Vested	—	—
Forfeited or expired	(88,333)	0.73
Non-vested at September 30, 2021	945,665	$0.54

As of September 30, 2021, there was $77,970 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the employee share option plans. That cost is expected to be recognized over a weighted-

average period of 1.15 years. The total fair value of stock based compensation arrangements vested during the three-month period ended September 30, 2021 and 2020, was $nil and $nil, respectively.

Note 6. Convertible Debt

	Debt
	September 30, 2021		June 30, 2021
	Current	Non-Current	Current	Non-Current
2019 Secured Convertible Notes	$—	$4,277,690	$—	$4,277,690
Less: unamortized discount and issuance costs	—	(100,987)	—	(116,188)
	$—	$4,176,703	$—	$4,161,502

In September 2019, the Company completed a private offering of 5,478 Senior Secured Convertible Notes (“2019 Convertible Notes”) at $975 per $1,000 face amount due in 2023.  Each 2019 Convertible Note will bear an interest rate of 7.5% per annum, payable semi-annually.  The effective interest rate of the 2019 Convertible Notes in 9.23%.  The principal amount of the 2019 Convertible Notes will be convertible at a price of $1.00 per share of Paramount common stock.  Unamortized discount and issuance costs of $275,883 will be amortized as an additional interest expense over the four year term of the 2019 Convertible Notes.  During the three-month period ended September 30, 2021, the Company amortized $15,201 (2020- $25,318) of discount and issuance costs.  At any point after the second anniversary of the issuance of the convertible notes, Paramount may force conversion if the share price of its common stock remains above $1.75 for 20 consecutive trading days. The convertible notes are secured by a lien on all assets of the Company and the Company is required to maintain a working capital balance of $250,000.  At September 30, 2021, the working capital covenant was met by the Company.

During the three-month period ended September 30, 2021, there were no conversions of 2019 Convertible Notes to common stock of the Company.

During the three-month period ended September 30, 2020, 200 of the 2019 Convertible Notes outstanding were converted into 200,000 shares of common stock of the Company (Note 5) and $7,934 of unamortized discount and issuance costs were debited to additional paid in capital to reflect the issued common stock.

Note 7. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	September 30, 2021	June 30, 2021
Sleeper and other Nevada based Projects	$26,031,976	$26,011,976
Grassy Mountain and other Oregon based Projects	23,210,728	23,185,728
	$49,242,704	$49,197,704

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

The Company has posted several cash bonds as financial security to satisfy reclamation requirements.  The balance of posted cash reclamation bonds at September 30, 2021 is $500,738 (June 30, 2021 - $533,703).

Paramount is responsible for managing the reclamation activities from the previous mine operations at the Sleeper Gold Mine as directed by the BLM and the Nevada State Department of Environmental Protection (“NDEP”).  Paramount has estimated the undiscounted reclamation costs for existing disturbances at the Sleeper Gold Project required by the BLM to be $3,557,944.  These costs are expected to be incurred between the calendar years 2021 and 2060.  Paramount has also estimated undiscounted reclamation cost as required by the NDEP to be $1,470,000. These costs include on-going monitoring and new requests from the NDEP to convert three processing ponds from the historical operations to evaporation cell ponds by 2023.  On-going monitoring costs are expected to be incurred between 2021 and 2039.  The sum of expected costs by year are discounted using the Company’s credit adjusted risk free interest rate from the time it expects to pay the retirement to the time it incurs the obligation.  The asset retirement obligation for the Sleeper Gold Project recorded on the balance sheet is equal to the present value of the estimated reclamation costs as required by both the BLM and NDEP.

The following variables were used in the calculation for the periods ending September 30, 2021 and June 30, 2021:

	Three-Months Ended September 30, 2021	Year Ended June 30, 2021
Weighted-average credit adjusted risk free rate	9.89%	9.89%
Weighted-average inflation rate	2.31%	2.31%

Changes to the Company’s asset retirement obligations for the Sleeper Gold Mine for the three-month period ended September 30, 2021 and the year ended June 30, 2021 are as follows:

	Three-Month Period Ended September 30, 2021	Year Ended June 30, 2021
Balance at beginning of period	$1,849,644	$615,170
Accretion expense	45,969	60,040
Additions and change in estimates	—	1,498,950
Settlements	—	(324,516)
Balance at end of period	$1,895,613	$1,849,644

The balance of the asset retirement obligation of $1,895,613 at September 30, 2021 (June 30, 2021 -$1,849,644 ) is comprised of a current portion of 316,022 (June 30, 2020 -$310,022 ) and a non-current portion of 1,579,591 (June 30, 2020 -$1,539,622). The Company recorded an accretion expense for the three-month period ended September 30, 2021 of $45,969 (September  30, 2020 - $15,010).

Note 9. Other Income

The Company’s other income details for the three month period ended September 30, 2021 and 2020 were as follows:

	Three-Month Period	Three-Month Period
	Ended September 30, 2021	Ended September 30, 2020
Re-imbursement of reclamation costs	$110,441	$63,205
Leasing of water rights to third party	5,858	5,743
Total	$116,299	$68,948

Note 10. Segmented Information:

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses and mineral property carrying values by material project for the three-month period ended September 30, 2021:

	Exploration Expenses	Land Holding Costs
	Three-Month Period Ended September 30, 2021	Three-Month Period Ended September 30, 2021	Mineral Properties As at September 30, 2021
Sleeper Gold Project and other Nevada based Projects	$335,242	$112,815	$26,031,976
Grassy Mountain Project and other Oregon based Projects	921,563	28,378	23,210,728
	$1,256,805	$141,193	$49,242,704

Expenses for the three-month period ended September 30, 2020 and mineral property carrying values as at June 30, 2021 by material project:

	Exploration Expenses	Land Holding Costs
	Three-Month Period Ended September 30, 2020	Three-Month Period Ended September 30, 2020	Mineral Properties As at June 30, 2021
Sleeper Gold Project and other Nevada based Projects	$283,263	$106,904	$26,011,976
Grassy Mountain Project and other Oregon based Projects	352,764	24,279	23,185,728
	$636,027	$131,183	$49,197,704

Note 11. Commitments and Contingencies:

Other Commitments

Paramount has an agreement to acquire 44 mining claims (“Cryla Claims”) covering 589 acres located immediately to the west of the proposed Grassy Mountain site from Cryla LLC.  Paramount is obligated to make annual lease payments of $40,000 per year for the first two years of the lease term commencing in 2018 and $60,000 per year thereafter with an option to purchase the Cryla Claims for $560,000 at any time.  The term of the agreement is 25 years.  In the event Paramount exercises its option to acquire the Cryla Claims, all annual payments shall be credited against a production royalty that will be based on a prevailing price of the metals produced from the Cryla Claims.  The royalty rate ranges between 2% and 4% based on the daily price of gold. The agreement with Cryla can be terminated by Paramount at any time. All lease payments under the agreement are up-to-date and no other payments were made during the three-month period ended September 30, 2021.  The Cryla Claims are without known mineral reserves and there is no current exploratory work being performed.

Paramount has an agreement with Nevada Select Royalty (“Nevada Select”) to purchase 100% of the Frost Project, which consists of 40 mining claims located approximately 12 miles west of its Grassy Mountain Project.  A total consideration of $250,000 payable to Nevada Select will be based on certain events over time.  Nevada Select will retain a 2% NSR on the Frost Claims and Paramount has the right to reduce the NSR to 1% for a payment of $1 million.  During the nine-month period ended March 31, 2021, the Company made a payment to Nevada Select for $15,000 upon receipt of its drilling permit from state and federal regulators and all required payments under the agreement are up-to-date as of September 30, 2021.  The Frost Claims are without known mineral reserves.

During the three-month period ended September 30, 2021, the Company entered into an option agreement with Nevada Select to purchase the Bald Peak mining claims in the State of Nevada and California for a total consideration of $300,000.  Payments under the agreement will be based on achieving certain events over time.  Upon signing the agreement Paramount made a payment to Nevada Select of $20,000.  The Bald Peak Claims are without known mineral reserves.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give the Company's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company's current plans, and the Company's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, and in the risk factors on Form 10-K that was filed with the U.S. Securities and Exchange Commission (SEC) on September 17, 2021. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

Overview

We are a company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon.  We enhance the value of our projects by implementing exploration and engineering programs that have the goal to expand and upgrade known mineralized material to reserves.  The following discussion updates our outlook and plan of operations for the foreseeable future.  It also analyzes our financial condition and summarizes the results of our operations for the three-month period ended September 30, 2021 and compares these results to the results of the prior year three-month period ended September 30, 2020.

Operating Highlights:

During the three-month ended September 30, 2021, the Company conducted several exploration programs and continued with its permitting at its Grassy Mountain Project.  Highlights include:

•	Receiving positive assay results from geotechnical drill holes at its Grassy Mountain Project that indicate the potential for additional economic material to be used during mine operations.
•	Receiving from Malheur County an extension on the Conditional Use Permit for the proposed Grassy Mountain underground mine.
•

Entering into an option agreement with Nevada Select Royalty to purchase 100% interest in the Bald Peak Project (“Bald Peak”) located in Mineral County, Nevada.  Total consideration of $300,000 will paid based on achieving certain milestones over time.

•	Commencing a 15-hole reverse circulation drill program at the Frost Project which is located 12 miles from the Company’s Grassy Mountain Project in Eastern Oregon.

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

As reported in our Annual Report on Form 10-K for the year ended June 30, 2021 the Company expects to undertake the following activities:

Grassy Mountain Project:

Paramount expects to respond to the State of Oregon’s CPA completeness review (“Review”) received in February 2019 during the three-month period ending December 31, 2021.  The Review provided included proposed resolutions and additional information required by the Company and will assist the Company in submitting a revised CPA.  The Company expects the revised CPA to address all the comments and requests for additional information with the objective of submitting a complete revised CPA that allows the State of Oregon to determine whether to issue a state mining permit for the Grassy Mountain Project.  In addition to the State of Oregon permitting activities, Paramount expects to respond to BLM comments it received on its PoO during the period ending March 31, 2022.  The BLM will register a Notice in the Federal Register once the application is deemed complete.  The Notice initiates the EIS process under the National Environmental Policy Act.   To complete these activities Paramount will engage specialized mining consulting firms, work with State and Federal contracted third parties and work directly with both state and federal permitting agencies

Sleeper Gold Project:

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

Frost Project:

The Company commenced and will complete an initial reverse circulation drill program to test historical drill results and additional selective targets.

COVID-19 Update

Paramount continues to monitor the evolution of the COVID-19 pandemic and continues to evaluate its business activities and plans.   Our priority is to ensure the health and safety of our employee and consultants.  We continue to perform the majority of our activities remotely with a limited amount of on-site or in-office attendance only when required.

Comparison of Operating Results for the three months ended September 30, 2021 and 2020

Results of Operations

We did not earn any revenue from mining operations for the three-months ended September 30, 2021 and 2020.

Net Loss

Our net loss for the three-months ended September 30, 2021 was $1,913,746 compared to a net loss of $1,331,508 in the previous three-month period ended September 30, 2020. The drivers of the increase in net loss of 44% are fully described below.

The Company expects to incur losses for the foreseeable future as we continue with our planned exploration and development programs.

Expenses

Exploration and Land Holding Costs

For the three-month period ended September 30, 2021 and 2020, exploration expenses were $1,256,805 and $636,027, repectively.  This represents an increase of 98% or $620,778.  The increase was primarily a result of, the Company continuing with permitting activities with the State of Oregon and the BLM for its Grassy Mountain Project.  Total exploration expenses at the Grassy Mountain Project during the current three-month period were $465,348.  The Company also commenced a drill program at the Frost Project.  Expenses incurred during the period ended September 30, 2021 for the drill program at the Frost Project were $456,215.  Included were expenses related to the Company’s reclamation activities at the Sleeper Project.  In the prior year comparable period the company focused its efforts on completing the feasibility study for the Grassy Mountain Project and incurred expenses related to reclamation activities its Sleeper Gold Project.

For the three-month period ended September 30, 2021 and 2020, land holding costs were $141,193 and $131,183, repectively.  The increase of land holding costs was primarily due to the acquisition of Bald Peak Property in Nevada.

Salaries and Benefits

For the three-month period ended September 30, 2021, salary and benefits decreased by 10% or by $25,192 to $230,749 from the prior year’s three-month period ended September 30, 2020.  Salary and benefits are comprised of cash and stock based compensation of the Company’s executive and corporate administration teams.  The decrease primarily reflects lower stock-based compensation that was recorded during the three-month period ended September 30, 2021 compared to the three-month period ended September 30, 2020.  Included in the salary and benefits expense amount for the three-month period ended September 30, 2021 and 2020 was a non-cash stock-based compensation of $42,671 and $58,929, respectively.

Directors’ Compensation

For the three-month period ended September 30, 2021, directors’ compensation decreased by 55% or by $17,105 to $13,837  from the three-month period ended September 30, 2020.  Directors’ compensation consists of cash and stock-based compensation of the Company’s board of directors.  The increase reflects the additional stock-based compensation recorded in the current quarter compared to the prior year’s comparable period.

Professional Fees and General and Administration

For the three-month period ended September 30, 2021 and 2020, professional fees were $44,963 and $44,452, respectively.  This represents a increase of 1% or $511.  Professional fees included legal, advisory and consultant expenses incurred on corporate and operational activities being performed by the Company on a period-by-period basis.

For the three-month period ended September 30, 2021, general and administration expenses increased by 5% to $119,863 from $114,123 from the three-month period ended September 30, 2020.  The increase in general and administration expenses from the previous year’s comparable period was mainly due to an increase in travel related expenses.

 Liquidity and Capital Resources

As an exploration and development company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand.  At September 30, 2021, we had cash and cash equivalents of $3,659,067 compared to $3,113,064 as at June 30, 2021.  In May 2020, the Company established an $8.0 million “at the market” equity offering program with Cantor Fitzgerald & Co. and Canaccord Genuity LLC to proactively increase its financial flexibility.   During the three-months ended September 30, 2021, the Company issued 2,202,352 shares for net proceeds of $1,829,551 under the program.

The main uses of cash for the three-month period ended September 30, 2021 comprised of the following material amounts:

•

Cash used in operating activities which included general and administration expenses, land holding costs, exploration programs at our Grassy Mountain and Sleeper Gold Projects and reclamation activities of $1,280,825

We anticipate our cash expenditures for the remainder of our fiscal year ending June 30, 2022 to be as follows:

•	$1.8 million on corporate and general expenses

For discretionary exploration and permitting programs, subject to available cash on hand and additional share issuances, we are budgeting the following amounts for the remainder of our fiscal year ending June 30, 2022 as follows:

•	$1.5 million on the Grassy Mountain Project state and federal permitting activities
•	$0.2 million on the Frost Project exploration programs
•	$1.0 million on the Sleeper Gold Project exploration programs

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

Critical Accounting Policies

Management considers the following policies to be most critical in understanding the judgments that are involved in preparing the Company’s consolidated financial statements and the uncertainties that could impact the results of operations, financial condition and cash flows. Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. Management believes the Company’s critical accounting policies are those related to mineral property acquisition costs, exploration and development cost, stock-based compensation, asset retirement obligations, derivative accounting and foreign currency translation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ended September 30, 2021, we issued 168,690 shares of common stock for payment of interest accrued and owing on our outstanding 2019 Convertible Notes.  In issuing the foregoing securities, we relied on the exemptive provisions of Section 4(a)(2) of the Securities Act.

Item 4. Mine Safety Disclosures.

Not applicable.

PART IV

Item 6. Exhibits.

(a)	Index to Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarban[e]s-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Paramount Gold Nevada Corp.

Date: November 9, 2021	By:	/s/ Rachel Goldman
Rachel Goldman
Chief Executive Officer

Date: November 9, 2021	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer