Form 10-Q
period 2021-12-31
Paramount Gold Nevada Corp.
filed 2022-02-04
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of registrant’s Common Stock outstanding, $0.01 par value per share, as of February 4, 2022 was 43,778,796.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	PZG	NYSE American

Table of Contents

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Interim Balance Sheets as of December 31, 2021 and June 30, 2021(Unaudited)	2
	Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Six Months Ended December 31, 2021 and December 31, 2020(Unaudited)	3
	Condensed Consolidated Interim Statements of Stockholders’ Equity for the Six Months Ended December 31, 2021 and Year ended June 30, 2021 (Unaudited)	4
	Condensed Consolidated Interim Statements of Cash Flows for the Six-Months Ended December 31, 2021 and December 31, 2020 (Unaudited)	5
	Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION
Item 1A.	Risk Factors	20
Item 4.	Mine Safety Disclosures	20
Item 6.	Exhibits	21

Signatures	Directors, Executive Officers and Corporate Governance	22

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

(Unaudited)

	As at December 31,	As at June 30,
	2021	2021
Assets
Current Assets
Cash and cash equivalents	$1,441,101	$3,113,064
Prepaid expenses and deposits	671,625	1,152,396
Total Current Assets	2,112,726	4,265,460
Non-Current Assets
Mineral properties (Note 7)	49,242,704	49,197,704
Reclamation bond (Note 8)	500,738	533,703
Property and equipment	7,389	5,959
Total Non-Current Assets	49,750,831	49,737,366
Total Assets	$51,863,557	$54,002,826
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$878,593	$638,950
Reclamation and environmental obligation, current portion (Note 8)	290,272	310,022
Total Current Liabilities	1,168,865	948,972
Non-Current Liabilities
Convertible debt (Note 6)	4,191,904	4,161,502
Reclamation and environmental obligation, non-current portion (Note 8)	1,619,560	1,539,622
Total Non-Current Liabilities	5,811,464	5,701,124
Total Liabilities	6,980,329	6,650,096
Stockholders' Equity
Common stock, par value $0.01, 200,000,000 authorized shares, 40,623,857 issued and outstanding at December 31, 2021 and 200,000,000 authorized shares, 38,154,109 issued and outstanding at June 30, 2021 (Note 5)	406,240	381,542
Additional paid in capital	109,127,105	107,005,135
Deficit	(64,650,117)	(60,033,947)
Total Stockholders' Equity	44,883,228	47,352,730
Total Liabilities and Stockholders' Equity	$51,863,557	$54,002,826

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Commitments and Contingencies: Note 11

Subsequent Events: Note 12

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three-Month Period Ended December 31, 2021	For the Three-Month Period Ended December 31, 2020	For the Six-Month Period Ended December 31, 2021	For the Six-Month Period Ended December 31, 2020
Income
Other income (Note 9)	$—	$185,852	$116,299	$254,800
Total Income	—	185,852	116,299	254,800
Expenses
Exploration	1,907,861	874,488	3,164,668	1,510,515
Land holding costs	173,134	130,400	314,327	261,584
Professional fees	21,050	28,699	66,014	73,151
Salaries and benefits	216,063	579,935	463,478	835,877
Directors' compensation	19,281	45,169	33,118	76,111
General and administrative	161,346	124,752	281,207	238,877
Insurance	55,946	49,637	113,319	99,323
Depreciation	443	630	1,293	1,261
Accretion (Note 8)	45,969	15,010	91,938	30,020
Total Expenses	2,601,093	1,848,720	4,529,362	3,126,719
Net Loss before Other Expense	2,601,093	1,662,868	4,413,063	2,871,919
Other Expense (Income)
Interest income	—	(1,032)	—	(2,256)
Interest and service charges	101,332	113,063	203,107	236,744
Net Loss and Comprehensive Loss	$2,702,425	$1,774,899	$4,616,170	$3,106,407

Loss per Common Share
Basic	$0.07	$0.05	$0.12	$0.09
Diluted	$0.07	$0.05	$0.12	$0.09
Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	40,540,887	34,338,221	39,649,929	34,030,428
Diluted	40,540,887	34,338,221	39,649,929	34,030,428

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2021	38,154,109	$381,542	$107,005,135	$(60,033,947)	$47,352,730
Stock based compensation	—	—	84,551	—	84,551
Capital issued for financing	2,301,058	23,011	1,875,464	—	1,898,475
Capital issued for payment of interest	168,690	1,687	161,955	—	163,642
Net loss	—	—	—	(4,616,170)	(4,616,170)
Balance at December 31, 2021	40,623,857	$406,240	$109,127,105	$(64,650,117)	$44,883,228

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2020	32,958,404	$329,584	$100,881,957	$(54,130,329)	$47,081,212
Stock based compensation	—	—	278,889	—	278,889
Capital issued for services	166,792	1,668	179,790	—	181,458
Capital issued for payment of interest	183,395	1,834	203,579	—	205,413
Capital issued for financing	727,781	7,278	890,078	—	897,356
Capital issued on conversion of debt	550,609	5,506	524,343	—	529,849
Net loss	—	—	—	(3,106,407)	(3,106,407)
Balance at December 31, 2020	34,586,981	$345,870	$102,958,636	$(57,236,736)	$46,067,770

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

	For the Six-Month Period Ended December 31, 2021	For the Six-Month Period Ended December 31, 2020
Net Loss	$(4,616,170)	$(3,106,407)
Adjustment for:
Depreciation	1,293	1,261
Share based payments (Note 5)	—	181,458
Stock based compensation (Note 5)	84,551	278,889
Amortization of debt issuance costs (Note 6)	30,402	32,997
Interest expense	163,978	195,022
Accretion expense (Note 8)	91,938	30,020
Changes in reclamation bonds and accounts	1,215	(16,941)
(Increase)/Decrease in prepaid expenses	455,771	(108,983)
Increase/(Decrease) in accounts payable	239,307	(320,660)
Cash used in operating activities	(3,547,715)	(2,833,344)
Purchase of mineral properties	(20,000)	—
Purchase of equipment	(2,723)	—
Cash used in investing activities	(22,723)	—
Capital issued for financing, net of share issuance costs (Note 5)	1,898,475	897,356
Cash provided by financing activities	1,898,475	897,356

Change in cash during period	(1,671,963)	(1,935,988)
Cash at beginning of period	3,113,064	5,434,081
Cash at end of period	$1,441,101	$3,498,093

See Note 4 for supplemental cash flow information

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements

For the Six-Months Period Ended December 31, 2021 and 2020

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

The Company faces various risks related to the COVID-19 global pandemic.   The Company’s primary goal during the COVID-19 pandemic is to safeguard the health of our employees, suppliers and the communities where we operate while minimizing business interruption.   To date, COVID-19 pandemic has not had a material impact on our business however because of the highly uncertain and dynamic nature of events relating to the COVID-19 pandemic, it is not currently possible to predict any future impact of the COVID-19 pandemic, but these impacts could have a material adverse effect on the business, financial position, results of operations and/or cash flows. We will continue to monitor the COVID-19 situation closely.   The results of operations for the interim period ended December 31, 2021 are not necessarily indicative of the operating results expected for any future period.

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

Financial assets carried at fair value on a recurring basis by level within the fair value hierarchy in the Condensed Consolidated Interim Balance Sheets at December 31, 2021 and June 30, 2021 are presented in the following table:

		Fair Value at December 31, 2021			June 30, 2021
	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,441,101	1,441,101	—	—	$3,113,064

The carrying values of accounts payable and accrued liabilities and convertible debt (Note 6) approximate fair value as of December 31, 2021 and June 30, 2021.

Note 4. Non-Cash Transactions

During the six-month period ended December 31, 2021, the Company issued 168,690 shares of Common Stock for payment of interest accrued and owing on its outstanding 2019 Convertible Notes.

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

During the six-month period ended December 31, 2021, the Company issued 2,301,058 shares at an approximate average price of $0.853 for gross proceeds of $1,963,931 through its at-the-market offering.  Share issuance costs related to this were $65,456.  The Company also issued 168,690 shares for payment of interest accrued and owing (Note 6) with a fair value of $163,642.

During the six-month period ended December 31, 2020, the Company issued   727,781 shares at an approximate average price of $1.30 for gross proceeds of $948,026.  Share issuance costs including commissions were $50,670 for net proceeds of $897,356.  The Company also issued 183,395 shares for payment of interest accrued and owing at June 30, 2020 (Note 6) with a fair value of $205,413. The Company also issued 550,609 shares upon the conversion of 551 of the 2019 Senior Secured Convertible Notes (Note 6).

At December 31, 2021 there were 40,623,857 common shares issued and outstanding (June 30, 2021 – 38,154,109 common shares).

Stock Options and Stock Based Compensation

Paramount’s 2015 and 2016 Stock Incentive and Compensation Plans, which are stockholder-approved, permits the grant of stock options and stock to its employees and directors for up to 3.5 million shares of common stock.  Option awards are generally granted with an exercise price equal to the market price of Paramount’s stock at the date of grant and have contractual lives of 5 years.  To better align the interests of its key executives, employees and directors with those of its shareholders a significant portion of those share option awards will vest contingent upon meeting certain stock price appreciation performance goals and other performance conditions. Option and share awards provide for accelerated vesting if there is a change in control (as defined in the employee share option plan).

During the three-month period ended December 31, 2021, the Company did not grant any stock options (2020 – 700,000).

During the three-month period ended December 31, 2021, share-based compensation expense relating to service condition options and performance condition options was $25,410 and $16,470, respectively (2020 - $176,973 and $24,492).

During the six-month period ended December 31, 2021, the Company did not grant any stock options (2020 – 755,000).

During the six-month period ended December 31, 2021, share-based compensation expense relating to service condition options and performance condition options was $48,050 and $36,501, respectively (2020 - $200,002 and $78,887).

The fair value for these options was calculated using the Black-Scholes option valuations method.  The weighted average assumptions used for the six-month period ended December 31, 2021 and six-month period ended December 31, 2020 were as follows:

	Six-Months Ended December 31, 2021	Six-Months Ended December 31, 2020
Weighted average risk-free interest rate	N/A	0.22%
Weighted-average volatility	N/A	60%
Expected dividends	N/A	$0.00
Weighted average expected term (years)	N/A	5.00
Weighted average fair value	N/A	$0.57

A summary of option activity under the Stock Incentive and Compensation Plans as of December 31, 2021 is presented below:

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2020	1,243,995	$1.20	3.63	$165,600
Granted	755,000	1.13	4.44	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2021	1,998,995	$1.17	3.31	$—
Granted	—	—	—	$—
Exercised	—	—	—	—
Forfeited or expired	(190,000)	—	—	—
Outstanding at December 31, 2021	1,808,995	$1.14	2.92	$—
Exercisable at December 31, 2021	1,151,662	$1.15	2.97	$—

A summary of the status of Paramount’s non-vested options as at December 31, 2021 is presented below:

Non-vested Options	Options	Weighted- Average Grant- Date Fair Value
Non-vested at June 30, 2020	943,992	$0.51
Granted	755,000	0.56
Vested	(664,994)	0.50
Forfeited or expired	—	—
Non-vested at June 30, 2021	1,033,998	$0.55
Granted	—	—
Vested	(288,332)	0.53
Forfeited or expired	(88,333)	0.73
Non-vested at December 31, 2021	657,333	$0.55

As of December 31, 2021, there was $36,091 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the employee share option plans. That cost is expected to be recognized over a weighted-average period of 1.15 years. The total fair value of stock based compensation arrangements vested during the six-month period ended December 31, 2021 and 2020, was $152,279 and $nil, respectively.

Note 6. Convertible Debt

	Debt
	December 31, 2021		June 30, 2021
	Current	Non-Current	Current	Non-Current
2019 Secured Convertible Notes	$—	$4,277,690	$—	$4,277,690
Less: unamortized discount and issuance costs	—	(85,786)	—	(116,188)
	$—	$4,191,904	$—	$4,161,502

In September 2019, the Company completed a private offering of 5,478 Senior Secured Convertible Notes (“2019 Convertible Notes”) at $975 per $1,000 face amount due in 2023.  Each 2019 Convertible Note will bear an interest rate of 7.5% per annum, payable semi-annually.  The effective interest rate of the 2019 Convertible Notes in 9.23%.  The principal amount of the 2019 Convertible Notes will be convertible at a price of $1.00 per share of Paramount common stock.  Unamortized discount and issuance costs of $275,883 will be amortized as an additional interest expense over the four year term of the 2019 Convertible Notes.  During the six-month period ended December 31, 2021, the Company amortized $30,402 (2020- $53,758) of discount and issuance costs.  At any point after the second anniversary of the issuance of the convertible notes, Paramount may force conversion if the share price of its common stock remains above $1.75 for 20 consecutive trading days. The convertible notes are secured by a lien on all assets of the Company and the Company is required to maintain a working capital balance of $250,000.  At December 31, 2021, the working capital covenant was met by the Company.

During the six-month period ended December 31, 2021, there were no conversions of 2019 Convertible Notes to common stock of the Company.

During the six-month period ended December 31, 2020, 551 of the 2019 Convertible Notes outstanding were converted into 550,609 shares of common stock of the Company (Note 5) and $20,760 of unamortized discount and issuance costs were debited to additional paid in capital to reflect the issued common stock.

Note 7. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	December 31, 2021	June 30, 2021
Sleeper and other Nevada based Projects	$26,031,976	$26,011,976
Grassy Mountain and other Oregon based Projects	23,210,728	23,185,728
	$49,242,704	$49,197,704

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

The Company has posted several cash bonds as financial security to satisfy reclamation requirements.  The balance of posted cash reclamation bonds at December 31, 2021 is $500,738 (June 30, 2021 - $533,703).

Paramount is responsible for managing the reclamation activities from the previous mine operations at the Sleeper Gold Mine as directed by the BLM and the Nevada State Department of Environmental Protection (“NDEP”).  Paramount has estimated the undiscounted reclamation costs for existing disturbances at the Sleeper Gold Project required by the BLM to be $3,557,944.  These costs are expected to be incurred between the calendar years 2021 and 2060.  Paramount has also estimated undiscounted reclamation cost as required by the NDEP to be $1,470,000. These costs include on-going monitoring and new requests from the NDEP to convert three processing ponds from the historical operations to evaporation cell ponds by 2023.  On-going monitoring costs are expected to be incurred between 2022 and 2039.  The sum of expected costs by year are discounted using the Company’s credit adjusted risk free interest rate from the time it expects to pay the retirement to the time it incurs the obligation.  The asset retirement obligation for the Sleeper Gold Project recorded on the balance sheet is equal to the present value of the estimated reclamation costs as required by both the BLM and NDEP.

The following variables were used in the calculation for the periods ending December 31, 2021 and June 30, 2021:

	Six-Months Ended December 31, 2021	Year Ended June 30, 2021
Weighted-average credit adjusted risk free rate	9.89%	9.89%
Weighted-average inflation rate	2.31%	2.31%

Changes to the Company’s asset retirement obligations for the Sleeper Gold Mine for the six-month period ended December 31, 2021 and the year ended June 30, 2021 are as follows:

	Six-Month Period Ended December 31, 2021	Year Ended June 30, 2021
Balance at beginning of period	$1,849,644	$615,170
Accretion expense	91,938	60,040
Additions and change in estimates	—	1,498,950
Settlements	(31,750)	(324,516)
Balance at end of period	$1,909,832	$1,849,644

The balance of the asset retirement obligation of $1,909,832 at December 31, 2021 (June 30, 2021 -$1,849,644 ) is comprised of a current portion of $290,272 (June 30, 2020 -$310,022 ) and a non-current portion of $1,619,560 (June 30, 2020 -$1,539,622). The Company recorded an accretion expense for the three and six-month period ended December 31, 2021 of $45,969 and $91,938 (2020 - $15,010 and $30,020).

Note 9. Other Income

The Company’s other income details for the three and six-month periods ended December 31, 2021 and 2020 were as follows:

	Three-Month Period	Six-Month Period	Three-Month Period	Six-Month Period
	Ended December 31, 2021	Ended December 31, 2021	Ended December 31, 2020	Ended December 31, 2020
Re-imbursement of reclamation costs	$—	$110,441	$185,852	$249,057
Leasing of water rights to third party	—	5,858	—	5,743
Total	$—	$116,299	$185,852	$254,800

Note 10. Segmented Information

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses and mineral property carrying values by material project for the three and six-month periods ended December 31, 2021:

	Exploration Expenses		Land Holding Costs
	Three-Month Period Ended December 31, 2021	Six-Month Period Ended December 31, 2021	Three-Month Period Ended December 31, 2021	Six -Month Period Ended December 31, 2021	Mineral Properties As at December 31, 2021
Sleeper Gold Project and other Nevada based Projects	$648,703	$983,945	$124,633	$237,448	$26,031,976
Grassy Mountain Project and other Oregon based Projects	1,259,158	2,180,723	48,501	76,879	23,210,728
	$1,907,861	$3,164,668	$173,134	$314,327	$49,242,704

Expenses for the three and six-month periods ended December 31, 2020 and mineral property carrying values as at June 30, 2021 by material project:

	Exploration Expenses		Land Holding Costs
	Three-Month Period Ended December 31, 2020	Six-Month Period Ended December 31, 2020	Three-Month Period Ended December 31, 2020	Six-Month Period Ended December 31, 2020	Mineral Properties As at June 30, 2021
Sleeper Gold Project and other Nevada based Projects	$148,623	$431,884	$106,906	$213,810	$26,011,976
Grassy Mountain Project and other Oregon based Projects	725,865	1,078,631	23,494	47,774	23,185,728
	$874,488	$1,510,515	$130,400	$261,584	$49,197,704

Note 11. Commitments and Contingencies

Other Commitments

Paramount has an agreement to acquire 44 mining claims (“Cryla Claims”) covering 589 acres located immediately to the west of the proposed Grassy Mountain site from Cryla LLC.  Paramount is obligated to make annual lease payments of $40,000 per year for the first two years of the lease term commencing in 2018 and $60,000 per year thereafter with an option to purchase the Cryla Claims for $560,000 at any time.  The term of the agreement is 25 years.  In the event Paramount exercises its option to acquire the Cryla Claims, all annual payments shall be credited against a production royalty that will be based on a prevailing price of the metals produced from the Cryla Claims.  The royalty rate ranges between 2% and 4% based on the daily price of gold. The agreement with Cryla can be terminated by Paramount at any time. All lease payments under the agreement are up-to-date and no other payments were made during the six-month period ended December 31, 2021.  The Cryla Claims are without known mineral reserves and there is no current exploratory work being performed.

Paramount has an agreement with Nevada Select Royalty (“Nevada Select”) to purchase 100% of the Frost Project, which consists of 40 mining claims located approximately 12 miles west of its Grassy Mountain Project.  A total consideration of $250,000 payable to Nevada Select will be based on certain events over time.  Nevada Select will retain a 2% NSR on the Frost Claims and Paramount has the right to reduce the NSR to 1% for a payment of $1 million.  For the six-month period ended December 31, 2021, the Company has made all required payments under the agreement.  The Frost Claims are without known mineral reserves.

During the six-month period ended December 31, 2021, the Company entered into an option agreement with Nevada Select to purchase the Bald Peak mining claims in the State of Nevada and California for a total consideration of $300,000.  Payments under the agreement will be based on achieving certain events over time.  Upon signing the agreement Paramount made a payment to Nevada Select of $20,000.  The Bald Peak Claims are without known mineral reserves.

Note 12. Subsequent Events

Subsequent to the period end, the Company issued 235,894 shares of Common Stock at a fair value price of $0.68 for payment of interest accrued and owing at December 31, 2021 on its outstanding 2019 Convertible Notes.

Subsequent to the period end, the Company issued 2,919,045 ATM shares at an average price of $0.70 for gross proceeds of approximately $2,043,332.

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

Overview

We are a company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon.  We enhance the value of our projects by implementing exploration and engineering programs that have the goal to expand and upgrade known mineralized material to reserves.  The following discussion updates our outlook and plan of operations for the foreseeable future.  It also analyzes our financial condition and summarizes the results of our operations for the three and six-month period ended December 31, 2021 and compares these results to the results of the prior year three and six-month period ended December 31, 2020.

Operating Highlights:

During the six-month period ended December 31, 2021, the Company conducted several exploration programs and continued with its permitting at its Grassy Mountain Project.  Highlights include:

•	Submitted a modified Consolidated Permit Application (the “CPA”) with the State of Oregon seeking approval to construct and operate its proposed gold mine for its Grassy Mountain Project.
•	Submitted a modified Plan of Operation to the Bureau of Land Management (the ”BLM”) for its proposes mining operations for its Grassy Mountain Project.
•

Entering into an option agreement with Nevada Select Royalty to purchase 100% interest in the Bald Peak Project (“Bald Peak”) located in Mineral County, Nevada.  Total consideration of $300,000 will be paid based on achieving certain milestones over time.

•	Initiated a drill exploration program to test several targets identified to bring its Sleeper Gold Project back into production.
•

Completed surface sampling and a geophysical survey at its Bald Peak Project in Nevada.  Both these programs confirm a large and shallow target that the Company will design and plan a new drill program in 2022.

•	Received positive assay results from geotechnical drill holes at its Grassy Mountain Project that indicate the potential for additional economic material to be used during mine operations.

•	Received from Malheur County an extension on the Conditional Use Permit for the proposed Grassy Mountain underground mine.
•	Commenced a 15-hole reverse circulation drill program at the Frost Project which is located 12 miles from the Company’s Grassy Mountain Project in Eastern Oregon.

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

Having accomplished many of the activities we outlined in our Annual Report on Form 10-K for the year ended June 30, 2021, the Company now expects to undertake the following activities in the next several months:

Grassy Mountain Project:

As a result of submitting both its state and federal modified permit applications, Paramount with continue to work with both regulators to ensure both applications are deemed complete.  We expect to the interaction between the Company and both the State of Oregon and the BLM to be a highly interactive process.   Due to the amount of information contained in both applications, the Company is allocating significant resources to ensure this stage of permitting is completed in a timely fashion.  For the State of Oregon permitting process, once the CPA is deemed complete, the State of Oregon will initiate an environmental assessment of the proposed operation and commence the preparation of draft permits.   These activities by state law must be completed within a 225 day period.  For federal permitting, once the submitted Plan of Operation (the “PoO”) is deemed complete, the BLM will initiate the National Environmental Policy Act process which includes an Environmental Impact Statement for the proposed mining operation.

Sleeper Gold Project:

With results pending from its recent drill exploration program and results of a comprehensive review of all geological, geochemical and geophysical data, Paramount will commission a new technical and economic analysis of its Sleeper Gold Project.  In addition to providing updated information on the project, the technical report will allow the Company to provide disclosures specified by the Securities Exchange Commission amendments that modernize the property disclosure requirements for mining registrants under Regulation S-K (Subpart 1300).

COVID-19 Update

Paramount continues to monitor the evolution of the COVID-19 pandemic and continues to evaluate its business activities and plans.   Our priority is to ensure the health and safety of our employee and consultants.  We continue to perform the majority of our activities remotely with a limited amount of on-site or in-office attendance only when required.

Comparison of Operating Results for the three and six-months ended December 31, 2021 and 2020

Results of Operations

We did not earn any revenue from mining operations for the three and six-months ended December 31, 2021 and 2020.

Net Loss

Our net loss for the three-months ended December 31, 2021 was $2,702,425 compared to a net loss of $1,774,899 in the previous three-month period ended December 31, 2020. The drivers of the increase in net loss of 52% are fully described below.

Our net loss for the six-months ended December 31, 2021 was $4,616,170  compared to a net loss of $3,106,407 in the previous six-months period ended December 31, 2020.   The drivers of the increase in net loss of 49% are fully described below.

The Company expects to incur losses for the foreseeable future as we continue with our planned exploration and development programs.

Expenses

Exploration and Land Holding Costs

For the three-month period ended December 31, 2021 and 2020, exploration expenses were $1,907,861 and $874,488, respectively.  This represents an increase of 118% or $1,033,373.  The increase was a result of the Company completing several activities at both its Oregon and Nevada based projects.  At Grassy Mountain the Company continued with permitting activities with the State of Oregon and the BLM and submitted modified permit applications and at our Frost Project the Company completed a drill program. These expenses totaled $1,244,835.  At Sleeper, the Company initiated a small drill program to test zones of mineralization and at its Bald Peak Project the Company conducted rock surface sampling. Total exploration expenses at the Sleeper Gold Project and Bald Peak during the current three-month period were $648,703.  In the prior year comparable period the company focused its efforts on completing the feasibility study for the Grassy Mountain Project and incurred expenses related to reclamation activities its Sleeper Gold Project.

For the three-month period ended December 31, 2021 and 2020, land holding costs were $173,134 and $130,400, respectively.  The increase of land holding costs was primarily due to the acquisition of Bald Peak Project in Nevada.

For the six-month period ended December 31, 2021 and 2020, exploration expenses were $3,164,668  and $1,510,515, respectively. This represents an increase of 110% or $1,654,153. The increase was a result of the Company completing several activities at both its Oregon and Nevada based projects.  At Grassy Mountain the Company continued with permitting activities with the State of Oregon and the BLM and submitted modified permit applications and at our Frost Project completed a drill program. These expenses totaled $2,166,400.  At Sleeper, the Company initiated a small drill program to test zones of mineralization and at its Bald Peak Project conducted rock surface sampling and completed a geophysical survey. Total exploration expenses at the Sleeper Gold Project and Bald Peak during the current six-month period were $983,945.  In the prior year comparable period the Company focused its efforts on completing the feasibility study for the Grassy Mountain Project and incurred expenses related to reclamation activities its Sleeper Gold Project.

For the six-month period ended December 31, 2021 and 2020, land holding costs were $314,327 and $261,584, respectively.  The increase of land holding costs was primarily due to the acquisition of Bald Peak Property in Nevada.

Salaries and Benefits

For the three-month period ended December 31, 2021, salary and benefits decreased by 63% or by $363,872 to $216,063 from the prior year’s three-month period ended December 31, 2020.  Salary and benefits are comprised of cash and stock-based compensation of the Company’s executive and corporate administration teams.  The decrease primarily reflects lower cash bonus and stock-based compensation that was recorded during the three-month period ended December 31, 2021 compared to the three-month period ended December 31, 2020.  Included in the salary and benefits expense amount for the three-month period ended December 31, 2021 and 2020 was a non-cash stock-based compensation of $33,575 and $57,922, respectively.

For the six-month period ended December 31, 2021, salary and benefits decreased by 45% or by $372,399 to $463,478 from the prior year’s six-month period ended December 31, 2020.  Salary and benefits are comprised of cash and stock-based compensation of the Company’s executive and corporate administration teams.  The decrease primarily reflects lower cash bonus and stock-based compensation that was recorded during the six-month period ended December 31, 2021 compared to the six-month period ended December 31, 2020.   Included in the salary and benefits expense for the six-month period ended December 31, 2021 and 2020 was non-cash stock-based compensation of $79,669  and $116,851, respectively.

Directors’ Compensation

For the three-month period ended December 31, 2021, directors’ compensation decreased by 57% or by $25,888 to $19,281 from the three-month period ended December 31, 2020.  Directors’ compensation consists of cash and stock-based compensation of the Company’s board of directors.  The decrease reflects lower stock-based compensation recorded in the current quarter compared to the prior year’s comparable period.

For the six-month period ended December 31, 2021, directors’ compensation decreased by 56% or by $42,993 to $33,118 from the six-month period ended December 31, 2020.   Directors’ compensation consists of cash and stock-based compensation of the Company’s board of directors.  The decrease reflects the lower stock-based compensation recorded in the current quarter compared to the prior year’s comparable period.

Professional Fees and General and Administration

For the three-month period ended December 31, 2021 and 2020, professional fees were $21,050 and $28,699, respectively.  This represents a decrease of 27% or $7,649.  Professional fees included legal, advisory and consultant expenses incurred on corporate and operational activities being performed by the Company on a period-by-period basis.

For the three-month period ended December 31, 2021, general and administration expenses increased by 29% to $161,346 from $124,752 from the three-month period ended December 31, 2020.  The increase in general and administration expenses from the previous year’s comparable period was mainly due to an increase in travel related expenses and insurance costs.

For the six-month period ended December 31, 2021 and 2020, professional fees were $66,014  and $73,151, respectively.  This represents an decrease of 10%.  Professional fees included legal, advisory and consultant expenses incurred on corporate and operational activities being performed by the Company on a period-by-period basis.

For the six-month period ended December 31, 2021, general and administration expenses increased by 18% to $281,207 from $238,877  from the previous six-month period ended December 31, 2020.  The increase in general and administration expenses from the previous year’s comparable period was mainly due to an increase in travel related expenses and insurance costs.

 Liquidity and Capital Resources

As an exploration and development company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand.  At December 31, 2021, we had cash and cash equivalents of $1,441,101 compared to $3,113,064 as at June 30, 2021.  In May 2020, the Company established an $8.0 million “at the market” equity offering program with Cantor Fitzgerald & Co. and Canaccord Genuity LLC to proactively increase its financial flexibility.   During the six-months ended December 31, 2021, the Company issued 2,301,058 shares for net proceeds of $1,898,475 under the program.

The main uses of cash for the six-month period ended December 31, 2021 comprised of the following material amounts:

•

Cash used in operating activities which included general and administration expenses, land holding costs, exploration programs at our Grassy Mountain and Sleeper Gold Projects and reclamation activities of $3,567,715 in the aggregate

We anticipate our cash expenditures for the remainder of our fiscal year ending June 30, 2022 to be as follows:

•	$1.1 million on corporate and general expenses

For discretionary exploration and permitting programs, subject to available cash on hand and additional share issuances, we are budgeting the following amounts for the remainder of our fiscal year ending June 30, 2022:

•	$1.5 million on the Grassy Mountain Project state and federal permitting activities
•	$0.3 million on a new technical report for the Sleeper Gold Project

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 4. Mine Safety Disclosures.

Not applicable.

PART IV

Item 6. Exhibits.

(a)	Index to Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarban[e]s-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, has been formatted in Inline XBRL.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Paramount Gold Nevada Corp.

Date: February 4, 2022	By:	/s/ Rachel Goldman
Rachel Goldman
Chief Executive Officer

Date: February 4, 2022	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer