Form 10-Q
period 2022-03-31
Paramount Gold Nevada Corp.
filed 2022-05-10
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s Common Stock outstanding, $0.01 par value per share, as of May 9, 2022 was 46,591,081.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	PZG	NYSE American

Table of Contents

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Interim Balance Sheets as of March 31, 2022 and June 30, 2021(Unaudited)	2
	Condensed Consolidated Interim Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended March 31, 2022 and March 31, 2021(Unaudited)	3
	Condensed Consolidated Interim Statements of Stockholders’ Equity for the Nine Months Ended March 31, 2022 and Year ended June 30, 2021 (Unaudited)	4
	Condensed Consolidated Interim Statements of Cash Flows for the Nine-Months Ended March 31, 2022 and March 31, 2021 (Unaudited)	5
	Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION
Item 1A.	Risk Factors	20
Item 4.	Mine Safety Disclosures	20
Item 6.	Exhibits	21

Signatures	Directors, Executive Officers and Corporate Governance	22

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

(Unaudited)

	As at March 31,	As at June 30,
	2022	2021
Assets
Current Assets
Cash and cash equivalents	$4,442,387	$3,113,064
Prepaid expenses and deposits	593,018	1,152,396
Total Current Assets	5,035,405	4,265,460
Non-Current Assets
Mineral properties (Note 7)	49,267,704	49,197,704
Reclamation bond (Note 8)	498,276	533,703
Property and equipment	6,951	5,959
Total Non-Current Assets	49,772,931	49,737,366
Total Assets	$54,808,336	$54,002,826
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$400,346	$638,950
Reclamation and environmental obligation, current portion (Note 8)	294,786	310,022
Total Current Liabilities	695,132	948,972
Non-Current Liabilities
Convertible debt (Note 6)	4,206,774	4,161,502
Reclamation and environmental obligation, non-current portion (Note 8)	1,659,529	1,539,622
Total Non-Current Liabilities	5,866,303	5,701,124
Total Liabilities	6,561,435	6,650,096
Stockholders' Equity
Common stock, par value $0.01, 200,000,000 authorized shares, 46,591,081 issued and outstanding at March 31, 2022 and 200,000,000 authorized shares, 38,154,109 issued and outstanding at June 30, 2021 (Note 5)	465,912	381,542
Additional paid in capital	113,778,140	107,005,135
Deficit	(65,997,151)	(60,033,947)
Total Stockholders' Equity	48,246,901	47,352,730
Total Liabilities and Stockholders' Equity	$54,808,336	$54,002,826

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Commitments and Contingencies: Note 11

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three-Month Period Ended March 31, 2022	For the Three-Month Period Ended March 31, 2021	For the Nine-Month Period Ended March 31, 2022	For the Nine-Month Period Ended March 31, 2021
Income
Other income (Note 9)	$210,672	$—	$326,971	$254,800
Total Income	210,672	—	326,971	254,800
Expenses
Exploration	549,368	590,245	3,714,035	2,100,760
Land holding costs	163,011	130,284	477,338	391,867
Professional fees	26,510	21,812	92,523	94,964
Salaries and benefits	412,118	277,360	875,596	1,113,237
Directors' compensation	54,718	38,891	87,836	115,002
General and administrative	153,986	130,615	435,194	369,492
Insurance	55,814	49,542	169,133	148,866
Depreciation	438	624	1,731	1,884
Accretion (Note 8)	45,969	15,010	137,907	45,030
Total Expenses	1,461,932	1,254,383	5,991,293	4,381,102
Net Loss before Other Expense	1,251,260	1,254,383	5,664,322	4,126,302
Other Expense (Income)
Interest income	—	(27)	—	(2,283)
Interest and service charges	95,776	100,111	298,882	336,855
Net Loss and Comprehensive Loss	$1,347,036	$1,354,467	$5,963,204	$4,460,874

Loss per Common Share
Basic	$0.03	$0.04	$0.15	$0.13
Diluted	$0.03	$0.04	$0.15	$0.13
Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic	43,601,579	36,323,652	40,947,916	34,783,677
Diluted	43,601,579	36,323,652	40,947,916	34,783,677

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2021	38,154,109	$381,542	$107,005,135	$(60,033,947)	$47,352,730
Stock based compensation	266,000	2,660	316,180	—	318,840
Capital issued for financing	7,766,388	77,664	6,136,816	—	6,214,480
Capital issued for payment of interest	404,584	4,046	320,009	—	324,055
Net loss	—	—	—	(5,963,204)	(5,963,204)
Balance at March 31, 2022	46,591,081	$465,912	$113,778,140	$(65,997,151)	$48,246,901

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2020	32,958,404	$329,584	$100,881,957	$(54,130,329)	$47,081,212
Stock based compensation	—	—	359,753	—	359,753
Capital issued for services	166,792	1,668	179,790	—	181,458
Capital issued for payment of interest	362,427	3,624	395,153	—	398,777
Capital issued for financing	2,625,644	26,257	3,109,369	—	3,135,626
Capital issued on conversion of debt	1,200,000	12,000	1,145,629	—	1,157,629
Net loss	—	—	—	(4,460,874)	(4,460,874)
Balance at March 31, 2021	37,313,267	$373,133	$106,071,651	$(58,591,203)	$47,853,581

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

	For the Nine-Month Period Ended March 31, 2022	For the Nine-Month Period Ended March 31, 2021
Net Loss	$(5,963,204)	$(4,460,874)
Adjustment for:
Depreciation	1,731	1,884
Share based payments (Note 5)	—	181,458
Stock based compensation (Note 5)	318,840	359,753
Amortization of debt issuance costs (Note 6)	45,272	47,868
Interest expense	244,185	278,155
Accretion expense (Note 8)	137,907	45,030
Change in asset retirement obligations	(33,236)	(16,968)
Change in reclamation bonds and commutation accounts	35,427	—
Increase in other assets	—	(18,182)
(Increase)/Decrease in prepaid expenses	534,378	(37,187)
Increase/(Decrease) in accounts payable	(158,734)	(343,327)
Cash used in operating activities	(4,837,434)	(3,962,390)
Purchase of mineral properties	(45,000)	—
Purchase of equipment	(2,723)	—
Cash used in investing activities	(47,723)	—
Capital issued for financing, net of share issuance costs (Note 5)	6,214,480	3,135,626
Cash provided by financing activities	6,214,480	3,135,626

Change in cash during period	1,329,323	(826,764)
Cash at beginning of period	3,113,064	5,434,081
Cash at end of period	$4,442,387	$4,607,317

See Note 4 for supplemental cash flow information

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine-Months Period Ended March 31, 2022 and 2021

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

The Company faces various risks related to the COVID-19 global pandemic. The Company’s primary goal during the COVID-19 pandemic is to safeguard the health of our employees, suppliers and the communities where we operate while minimizing business interruption. To date, COVID-19 pandemic has not had a material impact on our business however because of the highly uncertain and dynamic nature of events relating to the COVID-19 pandemic, it is not currently possible to predict any future impact of the COVID-19 pandemic, but these impacts could have a material adverse effect on the business, financial position, results of operations and/or cash flows. We will continue to monitor the COVID-19 situation closely. The results of operations for the interim period ended March 31, 2022 are not necessarily indicative of the operating results expected for any future period.

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

Significant Accounting Policies

Please see Note 1- Description of Business and Summary of Significant Accounting Policies contained in the 2021 10-K.

Stock Based Compensation

The fair value of Restricted Share Units ("RSUs") and stock awards are based on the Company's stock price on the day of grant. Stock based compensation expense related to RSUs and stock awards is generally recognized over the requisite service period using the graded vesting method. Vesting dates for RSUs with performance conditions are determined by an analysis of the implicit service period of the performance target. The Company shall recognize the effect of forfeited awards in compensation cost when they occur. New shares of the Company's common stock will be issued for any RSUs that vest to recipient.

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

Financial assets carried at fair value on a recurring basis by level within the fair value hierarchy in the Condensed Consolidated Interim Balance Sheets at March 31, 2022 and June 30, 2021 are presented in the following table:

		Fair Value at March 31, 2022			June 30, 2021
	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,442,387	4,442,387	—	—	$3,113,064

The carrying values of accounts payable and accrued liabilities and convertible debt (Note 6) approximate fair value as of March 31, 2022 and June 30, 2021.

Note 4. Non-Cash Transactions

During the nine-month period ended March 31, 2022, the Company issued 404,584 shares of Common Stock for payment of interest accrued and owing on its outstanding 2019 Convertible Notes. The Company also issued 266,000 shares of Common stock under its equity compensation plans with a fair value of $170,240.

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

During the nine-month period ended March 31, 2022, the Company issued 7,766,388 shares at an approximate average price of $0.835 for gross proceeds of $6,486,141 through its at-the-market offering. Share issuance costs related to this were $271,661. The Company also issued 404,584 shares for payment of interest accrued and owing (Note 6) with a fair value of $324,055. In addition, the Company issued 266,000 shares of Common Stock under its equity compensation plans with a fair value of $170,240 (Note 4).

During the nine-month period ended March 31, 2021, the Company issued 2,625,644 shares at an approximate average price of $1.24 for gross proceeds of $3,266,548. Share issuance costs related to this were $130,922. The Company issued 166,792 shares at a value of $1.10 for services to complete a feasibility study at its Grassy Mountain Project (Note 4). The Company also issued 362,427 shares for payment of interest accrued and owing (Note 6) with a fair value of $398,777. The Company also issued 1,200,000 shares upon the conversion of 1,200 of the 2019 Senior Secured Convertible Notes (Note 6).

At March 31, 2022 there were 46,591,081 common shares issued and outstanding (June 30, 2021 – 38,154,109 common shares).

Stock Options, Restricted Stock Units and Stock Based Compensation

Paramount’s 2015 and 2016 Stock Incentive and Compensation Plans, which are stockholder-approved, permits the grant of stock options, restricted stock units and stock to its employees and directors for up to 3.5 million shares of common stock.

Stock Options

Stock Option awards are generally granted with an exercise price equal to the market price of Paramount’s stock at the date of grant and have contractual lives of 5 years. To better align the interests of its key executives, employees and directors with those of its shareholders a significant portion of those share option awards will vest contingent upon meeting certain stock price appreciation performance goals and other performance conditions. Option and share awards provide for accelerated vesting if there is a change in control (as defined in the employee share option plan).

During the three-month period ended March 31, 2022, the Company did not grant any stock options (2021 – nil).

During the three-month period ended March 31, 2022, share-based compensation expense relating to service condition options and performance condition options was $1,405 and $5,462, respectively (2021 - $45,021 and $35,843).

During the nine-month period ended March 31, 2022, the Company did not grant any stock options (2021 – 755,000).

During the nine-month period ended March 31, 2022 share-based compensation expenses relating to service condition options and performance condition options was $49,455 and $41,962 respectively (2021 - $245,022 and $114,731).

The fair value for these options was calculated using the Black-Scholes option valuations method. The weighted average assumptions used for the nine-month period ended March 31, 2022 and nine-month period ended March 31, 2021 were as follows:

	Nine-Month Period Ended March 31, 2022	Nine-Month Period Ended March 31, 2021
Weighted average risk-free interest rate	N/A	0.22%
Weighted-average volatility	N/A	60%
Expected dividends	N/A	$0.00
Weighted average expected term (years)	N/A	5.00
Weighted average fair value	N/A	$0.57

A summary of stock option activity under the Stock Incentive and Compensation Plans as of March 31, 2022 is presented below:

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2020	1,243,995	$1.20	3.63	$165,600
Granted	755,000	1.13	4.44	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2021	1,998,995	$1.17	3.31	$—
Granted	—	—	—	$—
Exercised	—	—	—	—
Forfeited or expired	(190,000)	—	—	—
Outstanding at March 31, 2022	1,808,995	$1.14	2.67	$—
Exercisable at March 31, 2022	1,151,662	$1.15	2.72	$—

A summary of the status of Paramount’s non-vested options as at March 31, 2022 is presented below:

Non-vested Options	Options	Weighted- Average Grant- Date Fair Value
Non-vested at June 30, 2020	943,992	$0.51
Granted	755,000	0.56
Vested	(664,994)	0.50
Forfeited or expired	—	—
Non-vested at June 30, 2021	1,033,998	$0.55
Granted	—	—
Vested	(288,332)	0.53
Forfeited or expired	(88,333)	0.73
Non-vested at March 31, 2022	657,333	$0.55

As of March 31, 2022, there was approximately $29,224 of unamortized stock-based compensation expense related to non-vested stock options outstanding. The expenses are expected to be recognized over a weighted-average period of 1.15 years. The total fair value of stock based compensation that vested related to outstanding stock options during the nine-month period ended March 31, 2022 and 2021, was $152,279 and $332,836, respectively.

Restricted Stock Units ("RSUs")

RSUs are awards for service and performance which upon vesting and settlement entitle the recipient to receive one common share of the Company's Common Stock for no additional consideration, for each RSU held.

During the three-month period ended March 31, 2022, the Company granted 701,000 RSUs (2021 - Nil)

During the three-month period ended March 31, 2022, share-based compensation expenses related to service condition RSUs and performance condition RSUs was $24,150 and $33,032, respectively (2021 - $nil and $nil)

A summary of RSUs activity is summarized as follows:

Restricted Share Unit Activity	Outstanding RSUs	Weighted average grant date fair value
Outstanding at June 30, 2020	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2021	—	$—
Granted	701,000	$0.65
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2022	701,000	$0.65

As of March 31, 2022, there was approximately $399,589 of unamortized stock-based compensation expense related to outstanding RSUs. The expenses are expected to be recognized over the remaining weighted-average vesting periods of 1.08 years.

Note 6. Convertible Debt

	Debt
	March 31, 2022		June 30, 2021
	Current	Non-Current	Current	Non-Current
2019 Secured Convertible Notes	$—	$4,277,690	$—	$4,277,690
Less: unamortized discount and issuance costs	—	(70,916)	—	(116,188)
	$—	$4,206,774	$—	$4,161,502

In September 2019, the Company completed a private offering of 5,478 Senior Secured Convertible Notes (“2019 Convertible Notes”) at $975 per $1,000 face amount due in 2023. Each 2019 Convertible Note will bear an interest rate of 7.5% per annum, payable semi-

annually. The effective interest rate of the 2019 Convertible Notes in 9.23%. The principal amount of the 2019 Convertible Notes will be convertible at a price of $1.00 per share of Paramount common stock. Unamortized discount and issuance costs of $275,883 will be amortized as an additional interest expense over the four year term of the 2019 Convertible Notes. During the nine-month period ended March 31, 2022, the Company amortized $45,272 (2021- $47,868) of discount and issuance costs. At any point after the second anniversary of the issuance of the convertible notes, Paramount may force conversion if the share price of its common stock remains above $1.75 for 20 consecutive trading days. The convertible notes are secured by a lien on all assets of the Company and the Company is required to maintain a working capital balance of $250,000. At March 31, 2022, the working capital covenant was met by the Company.

During the nine-month period ended March 31, 2022, there were no conversions of 2019 Convertible Notes to common stock of the Company.

During the nine-month period ended March 31, 2021, 1,200 of the 2019 Convertible Notes outstanding were converted into 1,200,000 shares of common stock of the Company (Note 5) and $42,371 of unamortized discount and issuance costs were debited to additional paid in capital to reflect the issued common stock.

Note 7. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	March 31, 2022	June 30, 2021
Sleeper and other Nevada based Projects	$26,031,976	$26,011,976
Grassy Mountain and other Oregon based Projects	23,235,728	23,185,728
	$49,267,704	$49,197,704

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

The Company has posted several cash bonds as financial security to satisfy reclamation requirements. The balance of posted cash reclamation bonds at March 31, 2022 is $498,276 (June 30, 2021 - $533,703).

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

The following variables were used in the calculation for the periods ending March 31, 2022 and June 30, 2021:

	Nine-Months Ended March 31, 2022	Year Ended June 30, 2021
Weighted-average credit adjusted risk free rate	9.89%	9.89%
Weighted-average inflation rate	2.31%	2.31%

Changes to the Company’s asset retirement obligations for the Sleeper Gold Mine for the nine-month period ended March 31, 2022 and the year ended June 30, 2021 are as follows:

	Nine-Month Period Ended March 31, 2022	Year Ended June 30, 2021
Balance at beginning of period	$1,849,644	$615,170
Accretion expense	137,907	60,040
Additions and change in estimates	—	1,498,950
Settlements	(33,236)	(324,516)
Balance at end of period	$1,954,315	$1,849,644

The balance of the asset retirement obligation of $1,954,315 at March 31, 2022 (June 30, 2021 -$1,849,644 ) is comprised of a current portion of $294,786 (June 30, 2021 -$310,022 ) and a non-current portion of $1,659,529 (June 30, 2021 -$1,539,622). The Company recorded an accretion expense for the three and nine-month period ended March 31, 2022 of $45,969 and $137,907 (2021 - $15,010 and $45,030).

Note 9. Other Income

The Company’s other income details for the three and nine-month periods ended March 31, 2022 and 2021 were as follows:

	Three-Month Period Ended March 31, 2022	Nine-Month Period Ended March 31, 2022	Three-Month Period Ended March 31,2021	Nine-Month Period Ended March 31, 2021
Re-imbursement of reclamation costs	$210,672	$321,113	$—	$249,057
Leasing of water rights to third party	—	5,858	—	5,743
Total	$210,672	$326,971	$—	$254,800

Note 10. Segmented Information

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses and mineral property carrying values by material project for the three and nine-month periods ended March 31, 2022:

	Exploration Expenses		Land Holding Costs
	Three-Month Period Ended March 31, 2022	Nine-Month Period Ended March 31, 2022	Three-Month Period Ended March 31, 2022	Nine -Month Period Ended March 31, 2022	Mineral Properties As at March 31, 2022
Sleeper Gold Project and other Nevada based Projects	$244,296	$1,228,241	$124,633	$362,081	$26,031,976
Grassy Mountain Project and other Oregon based Projects	305,072	2,485,794	38,378	115,257	23,235,728
	$549,368	$3,714,035	$163,011	$477,338	$49,267,704

Expenses for the three and nine-month periods ended March 31, 2021 and mineral property carrying values as at June 30, 2021 by material project:

	Exploration Expenses		Land Holding Costs
	Three-Month Period Ended March 31, 2021	Nine-Month Period Ended March 31, 2021	Three-Month Period Ended March 31, 2021	Nine-Month Period Ended March 31, 2021	Mineral Properties As at June 30, 2021
Sleeper Gold Project and other Nevada based Projects	$219,185	$651,070	$106,906	$320,715	$26,011,976
Grassy Mountain Project and other Oregon based Projects	371,060	1,449,690	23,378	71,152	23,185,728
	$590,245	$2,100,760	$130,284	$391,867	$49,197,704

Note 11. Commitments and Contingencies

Other Commitments

Paramount has an agreement to acquire 44 mining claims (“Cryla Claims”) covering 589 acres located immediately to the west of the proposed Grassy Mountain site from Cryla LLC. Paramount is obligated to make annual lease payments of $40,000 per year for the first two years of the lease term commencing in 2018 and $60,000 per year thereafter with an option to purchase the Cryla Claims for $560,000 at any time. The term of the agreement is 25 years. In the event Paramount exercises its option to acquire the Cryla Claims, all annual payments shall be credited against a production royalty that will be based on a prevailing price of the metals produced from the Cryla Claims. The royalty rate ranges between 2% and 4% based on the daily price of gold. The agreement with Cryla can be terminated by Paramount at any time. All lease payments under the agreement are up-to-date and no other payments were made during the nine-month period ended March 31, 2022. The Cryla Claims are without known mineral reserves and there is no current exploratory work being performed.

Paramount has an agreement with Nevada Select Royalty (“Nevada Select”) to purchase 100% of the Frost Project, which consists of 40 mining claims located approximately 12 miles west of its Grassy Mountain Project. A total consideration of $250,000 payable to Nevada Select will be based on certain events over time. Nevada Select will retain a 2% NSR on the Frost Claims and Paramount has the right to reduce the NSR to 1% for a payment of $1 million. For the nine-month period ended March 31, 2022, the Company has made all required payments under the agreement. The Frost Claims are without known mineral reserves.

During the nine-month period ended March 31, 2022, the Company entered into an option agreement with Nevada Select to purchase the Bald Peak mining claims in the State of Nevada and California for a total consideration of $300,000. Payments under the agreement will be based on achieving certain events over time. Upon signing the agreement Paramount made a payment to Nevada Select of $20,000. The Bald Peak Claims are without known mineral reserves.

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

Overview

We are a company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon. We enhance the value of our projects by implementing exploration and engineering programs that have the goal to expand and upgrade known mineralized material to reserves. The following discussion updates our outlook and plan of operations for the foreseeable future. It also analyzes our financial condition and summarizes the results of our operations for the three and nine-month period ended March 31, 2022 and compares these results to the results of the prior year three and nine-month period ended March 31, 2021.

Operating Highlights:

During the nine-month period ended March 31, 2022, the Company conducted several exploration programs and continued with its permitting at its Grassy Mountain Project. Highlights include:

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
•
Completed a drill exploration program to test several targets identified to bring the Sleeper Gold Project back into production.
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
•
Completed a 15-hole reverse circulation drill program at the Frost Project which is located 12 miles from the Company’s Grassy Mountain Project in Eastern Oregon. The program was designed to locate and test historical gold intercepts from drilling that was performed by the previous operators.
•
Completed a metallurgical testing program using Atmospheric Alkaline Oxidation recovery process for the treatment of sulphide mineralization at the Sleeper Gold Project.

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

Sleeper Gold Project:

With results from its recent drill exploration program and results of a comprehensive review of all geological, geochemical and geophysical data, Paramount will commission a new technical and economic analysis of its Sleeper Gold Project. In addition to providing updated information on the project, the technical report will allow the Company to provide disclosures specified by the Securities Exchange Commission amendments that modernize the property disclosure requirements for mining registrants under Regulation S-K (Subpart 1300).

COVID-19 Update

Paramount continues to monitor the evolution of the COVID-19 pandemic and continues to evaluate its business activities and plans. Our priority is to ensure the health and safety of our employee and consultants. We continue to perform the majority of our activities remotely with a limited amount of on-site or in-office attendance only when required.

Comparison of Operating Results for the three and nine-months ended March 31, 2022 and 2021

Results of Operations

We did not earn any revenue from mining operations for the three and nine-months ended March 31, 2022 and 2021.

Net Loss

Our net loss for the three-months ended March 31, 2022 was $1,347,036 compared to a net loss of $1,354,467 in the previous three-month period ended March 31, 2021. The drivers of the increase in net loss of 1% are fully described below.

Our net loss for the nine-months ended March 31, 2022 was $5,963,204 compared to a net loss of $4,460,874 in the previous nine-months period ended March 31, 2021. The drivers of the increase in net loss of 34% are fully described below.

The Company expects to incur losses for the foreseeable future as we continue with our planned exploration and development programs.

Expenses

Exploration and Land Holding Costs

For the three-month period ended March 31, 2022 and 2021, exploration expenses were $549,368 and $590,245, respectively. This represents a decrease of 7% or $40,877. The decrease was a result of the Company having completed several activities at both its

Oregon and Nevada based projects. At Grassy Mountain the Company continued with permitting activities with the State of Oregon and the BLM. These expenses totaled $305,072. At Sleeper, the Company completed a small drill program to test zones of mineralization and at its Bald Peak Project the Company conducted rock surface sampling. Total exploration expenses at the Sleeper Gold Project and Bald Peak during the current three-month period were $244,296. In the prior year comparable period the Company focused its efforts on preparing its modified permit applications for the Grassy Mountain Project and incurred expenses related to reclamation activities its Sleeper Gold Project.

For the three-month period ended March 31, 2022 and 2021, land holding costs were $163,011 and $130,284, respectively. The increase of land holding costs was primarily due to the acquisition of Bald Peak Project in Nevada.

For the nine-month period ended March 31, 2022 and 2021, exploration expenses were $3,714,035 and $2,100,760, respectively. This represents an increase of 77% or $1,613,275. The increase was a result of the Company completing several activities at both its Oregon and Nevada based projects. At Grassy Mountain the Company continued with permitting activities with the State of Oregon and the BLM and submitted modified permit applications and at our Frost Project completed a drill program. These expenses totaled $2,485,794. At Sleeper, the Company completed a small drill program to test zones of mineralization and at its Bald Peak Project conducted rock surface sampling and completed a geophysical survey. Total exploration expenses at the Sleeper Gold Project and Bald Peak during the current nine-month period were $1,228,241. In the prior year comparable period the Company focused its efforts on completing the feasibility study for the Grassy Mountain Project and incurred expenses related to reclamation activities its Sleeper Gold Project.

For the nine-month period ended March 31, 2022 and 2021, land holding costs were $477,338 and $391,867, respectively. The increase of land holding costs was primarily due to the acquisition of Bald Peak Property in Nevada.

Salaries and Benefits

For the three-month period ended March 31, 2022, salary and benefits increased by 49% or by $134,758 to $412,118 from the prior year’s three-month period ended March 31, 2021. Salary and benefits are comprised of cash and stock-based compensation of the Company’s executive and corporate administration teams. The increase primarily reflects higher cash bonus and stock-based compensation that was recorded during the three-month period ended March 31, 2022 compared to the three-month period ended March 31, 2021. Included in the salary and benefits expense amount for the three-month period ended March 31, 2022 and 2021 was a non-cash stock-based compensation of $178,809 and $60,470, respectively.

For the nine-month period ended March 31, 2022, salary and benefits decreased by 21% or by $237,641 to $875,596 from the prior year’s nine-month period ended March 31, 2022. Salary and benefits are comprised of cash and stock-based compensation of the Company’s executive and corporate administration teams. The decrease primarily reflects lower cash bonus and stock-based compensation that was recorded during the nine-month period ended March 31, 2022 compared to the nine-month period ended March 31, 2021. Included in the salary and benefits expense for the nine-month period ended March 31, 2022 and 2021 was non-cash stock-based compensation of $258,478 and $273,382, respectively.

Directors’ Compensation

For the three-month period ended March 31, 2022, directors’ compensation increased by 41% or by $15,827 to $54,718 from the three-month period ended March 31, 2021. Directors’ compensation consists of cash and stock-based compensation of the Company’s board of directors. The increase reflects higher stock-based compensation recorded in the current quarter compared to the prior year’s comparable period.

For the nine-month period ended March 31, 2022, directors’ compensation decreased by 24% or by $27,166 to $87,836 from the nine-month period ended March 31, 2021. Directors’ compensation consists of cash and stock-based compensation of the Company’s board of directors. The decrease reflects lower stock-based compensation recorded in the current nine-month period compared to the prior year’s comparable period.

Professional Fees and General and Administration

For the three-month period ended March 31, 2022 and 2021, professional fees were $26,510 and $21,812, respectively. This represents a increase of 22% or $4,698. Professional fees included legal, advisory and consultant expenses incurred on corporate and operational activities being performed by the Company on a period-by-period basis.

For the three-month period ended March 31, 2022, general and administration expenses increased by 18% to $153,986 from $130,615 from the three-month period ended March 31, 2021. The increase in general and administration expenses from the previous year’s comparable period was mainly due to an increase in marketing expenses and insurance costs.

For the nine-month period ended March 31, 2022 and 2021, professional fees were $92,523 and $94,964, respectively. This represents an decrease of 3%. Professional fees included legal, advisory and consultant expenses incurred on corporate and operational activities being performed by the Company on a period-by-period basis.

For the nine-month period ended March 31, 2022, general and administration expenses increased by 18% to $435,194 from $369,492 from the previous nine-month period ended March 31, 2021. The increase in general and administration expenses from the previous year’s comparable period was mainly due to an increase in marketing and travel related expenses and insurance costs.

Liquidity and Capital Resources

As an exploration and development company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand. At March 31, 2022, we had cash and cash equivalents of $4,442,387 compared to $3,113,064 as at June 30, 2021. In May 2020, the Company established an $8.0 million “at the market” equity offering program with Cantor Fitzgerald & Co. and Canaccord Genuity LLC to proactively increase its financial flexibility. During the nine-months ended March 31, 2022, the Company issued 7,766,388 shares for net proceeds of $6,214,480 under the program.

The main uses of cash for the nine-month period ended March 31, 2022 comprised of the following material amounts:

•
Cash used in operating activities which included general and administration expenses, land holding costs, exploration programs at our Grassy Mountain and Sleeper Gold Projects and reclamation activities of $4,837,434 in the aggregate

We anticipate our cash expenditures for the remainder of our fiscal year ending June 30, 2022 to be as follows:

•
$0.6 million on corporate and general expenses

For discretionary exploration and permitting programs, subject to available cash on hand and additional share issuances, we are budgeting the following amounts for the remainder of our fiscal year ending June 30, 2022:

•
$0.8 million on the Grassy Mountain Project state and federal permitting activities
•
$0.5 million on a new technical report for the Sleeper Gold Project and preparation activities for planned exploration drill program at the Bald Peak Project

Our anticipated expenditures will be funded by our cash on hand and by other capital resources. Historically, we and other similar exploration and development public companies have accessed capital through equity financing arrangements or by the sale of royalties on its mineral properties. If, however we are unable to obtain additional capital or financing, our exploration and development activities will be significantly adversely affected.

Critical Accounting Policies

Management considers the following policies to be most critical in understanding the judgments that are involved in preparing the Company’s consolidated financial statements and the uncertainties that could impact the results of operations, financial condition and cash flows. Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. Management believes the Company’s critical accounting policies are those related to mineral property acquisition costs, exploration and development cost, stock-based compensation, asset retirement obligations and foreign currency translation.

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

Option awards are generally granted with an exercise price equal to the market price of Paramount’s stock at the date of grant and have contractual lives of 5 years. To better align the interests of its key executives, employee and directors with those of its shareholders a significant portion of those share option awards will vest contingent upon meeting certain stock price appreciation performance goals and other performance conditions. Option and share awards provide for accelerated vesting if there is a change in control (as defined in the employee share option plan). For stock option grants made in the fiscal years ended June 30, 2021, the Company used the Black-Scholes option valuation model to value stock options granted. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates which are subjective and may not be representative of actual results. Changes in assumptions can materially affect estimates of fair values.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART IV

Item 6. Exhibits.

(a)
Index to Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Paramount Gold Nevada Corp.

Date: May 10, 2022	By:	/s/ Rachel Goldman
Rachel Goldman
Chief Executive Officer

Date: May 10, 2022	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer