Form 10-K
period 2022-06-30
Paramount Gold Nevada Corp.
filed 2022-10-13
CIK 1629210

-8UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the NYSE American LLC on December 31, 2021, was $26,871,562.

The number of shares of Registrant’s Common Stock outstanding as of October 11, 2022 was 46,932,378.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Report where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

Cautionary Note Regarding Forward-Looking Statements

This Form 10-K contains “forward-looking statements” within the meaning of applicable securities laws relating to Paramount Gold Nevada Corp. (“Paramount”, “we”, “us”, “our”, or the “Company”) which represent our current expectations or beliefs including, but not limited to, statements concerning our operations, performance, and financial condition. These statements by their nature involve substantial risks and uncertainties, credit losses, dependence on management and key personnel, variability of quarterly results, and our ability to continue growth. Statements in this annual report regarding planned drilling activities and any other statements about Paramount’s future expectations, beliefs, goals, plans or prospects constitute forward-looking statements. You should also see our risk factors beginning on page 8. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipate”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. Other matters such as our growth strategy and competition are beyond our control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

CAUTIONARY NOTE REGARDING DISCLOSURE OF MINERAL PROPERTIES

Mineral Reserves and Resources

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and applicable Canadian securities laws, and as a result we report our mineral reserves and mineral resources according to two different standards. U.S. reporting requirements, for disclosure of mineral properties, are governed by Item 1300 of Regulation S-K (“S-K 1300”), as issued by the U.S. Securities and Exchange Commission (“SEC”). Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”), as adopted from the definitions provided by the Canadian Institute of Mining, Metallurgy and Petroleum. Both sets of reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but the standards embody slightly different approaches and definitions.

In our public filings in the U.S. and Canada and in certain other announcements not filed with the SEC, we disclose proven and probable reserves and measured, indicated and inferred resources, each as defined in S-K 1300. The estimation of measured resources and indicated resources involves greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves, and therefore investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into S-K 1300-compliant reserves. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources, and therefore it cannot be assumed that all or any part of inferred resources will ever be upgraded to a higher category. Therefore, investors are cautioned not to assume that all or any part of inferred resources exist, or that they can be mined legally or economically.

Technical Report Summaries and Qualified Persons

The scientific and technical information concerning our mineral projects in this Form 10-K have been reviewed and approved by “qualified persons” under S-K 1300. For a description of the key assumptions, parameters and methods used to estimate mineral reserves and mineral resources included in this Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the Technical Report Summaries for each of the Company’s material properties which are included as exhibits to, and incorporated by reference into, this Report.

GLOSSARY OF MINING TERMS

In this report, the following terms have the following meanings:

alteration – any change in the mineral composition of a rock brought about by physical or chemical means.

assay – a measure of the valuable mineral content.

cut-off grade - is the grade (i.e., the concentration of metal or mineral in rock) that determines the destination of the material during mining. For purposes of establishing “prospects of economic extraction,” the cut-off grade is the grade that distinguishes material deemed to have no economic value (it will not be mined in underground mining or if mined in surface mining, its destination will be the waste dump) from material deemed to have economic value (its ultimate destination during mining will be a processing facility). Other terms used in similar fashion as cut-off grade include net smelter return, pay limit, and break-even stripping ratio.

development stage – is an issuer that is engaged in the preparation of mineral reserves for extraction on at least one material property.

development stage property - is a property that has mineral reserves disclosed, pursuant to S-K 1300, but no material extraction.

dip – the angle that a structural surface, a bedding or fault plane, makes with the horizontal, measured perpendicular to the strike of the structure.

disseminated – where minerals occur as scattered particles in the rock.

exploration results - are data and information generated by mineral exploration programs (i.e., programs consisting of sampling, drilling, trenching, analytical testing, assaying, and other similar activities undertaken to locate, investigate, define or delineate a mineral prospect or mineral deposit) that are not part of a disclosure of mineral resources or reserves. A registrant must not use exploration results alone to derive estimates of tonnage, grade, and production rates, or in an assessment of economic viability.

exploration stage property – is a property that has no mineral reserves disclosed.

fault – a surface or zone of rock fracture along which there has been displacement.

feasibility study – is a comprehensive technical and economic study of the selected development option for a mineral project, which includes detailed assessments of all applicable modifying factors, as defined by this section, together with any other relevant operational factors, and detailed financial analysis that are necessary to demonstrate, at the time of reporting, that extraction is economically viable. The results of the study may serve as the basis for a final decision by a proponent or financial institution to proceed with, or finance, the development of the project.

(1)
A feasibility study is more comprehensive, and with a higher degree of accuracy, than a pre-feasibility study. It must contain mining, infrastructure, and process designs completed with sufficient rigor to serve as the basis for an investment decision or to support project financing.
(2)
The confidence level in the results of a feasibility study is higher than the confidence level in the results of a pre-feasibility study. Terms such as full, final, comprehensive, bankable, or definitive feasibility study are equivalent to a feasibility study.

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

indicated mineral resource - is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve.

initial assessment - is a preliminary technical and economic study of the economic potential of all or parts of mineralization to support the disclosure of mineral resources. The initial assessment must be prepared by a qualified person and must include appropriate assessments of reasonably assumed technical and economic factors, together with any other relevant operational factors, that are necessary to demonstrate at the time of reporting that there are reasonable prospects for economic extraction. An initial assessment is required for disclosure of mineral resources but cannot be used as the basis for disclosure of mineral reserves.

induced polarization – is a geophysical imaging technique used to identify the electrical chargeability of subsurface materials, such as ore.

inferred mineral resource - is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project, and may not be converted to a mineral reserve.

in-situ – in its natural position.

mapped or geological mapping – the recording of geologic information including rock units and the occurrence of structural features, attitude of bedrock, and mineral deposits on maps.

measured mineral resource - is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors, as defined in this section, in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.

mineral resource – is a concentration or occurrence of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

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

preliminary feasibility study ( or pre-feasibility study or PFS) – is a comprehensive study of a range of options for the technical and economic viability of a mineral project that has advanced to a stage where a qualified person has determined (in the case of underground mining) a preferred mining method, or (in the case of surface mining) a pit configuration, and in all cases has determined an effective method of mineral processing and an effective plan to sell the product.

(1) A pre-feasibility study includes a financial analysis based on reasonable assumptions, based on appropriate testing, about the modifying factors and the evaluation of any other relevant factors that are sufficient for a qualified person to determine if all or part of the indicated and measured mineral resources may be converted to mineral reserves at the time of reporting. The financial analysis must have the level of detail necessary to demonstrate, at the time of reporting, that extraction is economically viable.

(2) A pre-feasibility study is less comprehensive and results in a lower confidence level than a feasibility study. A pre-feasibility study is more comprehensive and results in a higher confidence level than an initial assessment.

probable mineral reserve - is the economically mineable part of an indicated and, in some cases, a measured mineral resource.

production stage property – is a property with material extraction of mineral reserves.

proven mineral reserve – is the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.

qualified person - is an individual who is:

(1) A mineral industry professional with at least five years of relevant experience in the type of mineralization and type of deposit under consideration and in the specific type of activity that person is undertaking on behalf of the registrant; and

(2) An eligible member or licensee in good standing of a recognized professional organization at the time the technical report is prepared. For an organization to be a recognized professional organization, it must:

(i) Be either:

(A) An organization recognized within the mining industry as a reputable professional association; or
(B) A board authorized by U.S. federal, state or foreign statute to regulate professionals in the mining, geoscience or related field;

(ii) Admit eligible members primarily on the basis of their academic qualifications and experience;
(iii) Establish and require compliance with professional standards of competence and ethics;
(iv) Require or encourage continuing professional development;
(v) Have and apply disciplinary powers, including the power to suspend or expel a member regardless of where the member practices or resides; and
(vi) Provide a public list of members in good standing.

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

OVERVIEW OF PARAMOUNT GOLD NEVADA CORP.

We are engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns both exploration and development stage projects in the states of Nevada and Oregon. We enhance the value of our projects by implementing exploration and engineering programs that are likely to expand and upgrade known mineral resources to mineral reserves. To further advance our projects towards the production decision, we manage the completion of the appropriate technical studies including feasibility studies and undertake permitting processes with the relevant local, state and federal regulators. Paramount believes there are several ways to realize the value of its projects: selling its projects to producers; joint venturing its projects with other companies; or building and operating small mines on its own.

The Company’s material Nevada property, the Sleeper Gold Project ("Sleeper"), is located in Humboldt County, Nevada.

Our material Oregon property, known as the Grassy Mountain Project (“Grassy Mountain”), is located in Malheur County, Oregon, and was acquired by way of statutory plan of arrangement in the Province of British Columbia, Canada with Calico in July 2016.

INTER-CORPORATE RELATIONSHIPS

We currently have three active wholly owned direct subsidiaries:

New Sleeper Gold LLC and Sleeper Mining Company, LLC, which operate our mining interests in Nevada.

Calico Resources USA Corp., which holds our interest in the Grassy Mountain Project in Oregon.

The Company’s corporate structure is as follows:

Paramount Gold Nevada Corp. (Nevada)
New Sleeper Gold LLC (Nevada) 100%
Calico Resources USA Corp. (Nevada) 100%
Sleeper Mining Company, LLC (Delaware) 100%

COMPETITION

The mineral exploration industry is highly competitive. We compete with junior and senior mineral exploration companies, independent producers and institutional and individual investors who are actively seeking to acquire mineral exploration properties throughout the United States together with the equipment, labor and materials required to explore on those properties. Competition for the acquisition of mineral exploration properties is intense with many mineral exploration leases or concessions available through a competitive bidding process in which we may lack the technological information or expertise available to other bidders. Accordingly, these competitors may be able to spend greater amounts on acquiring mineral exploration interests of merit or on exploring or developing their mineral exploration properties. This advantage could enable our competitors to acquire mineral exploration properties of greater quality and interest to prospective investors who may choose to finance their exploration and development projects instead of the Company’s. Such competition could adversely impact our ability to attain the financing necessary for us to acquire further mineral exploration properties.

We do not compete with anyone with respect to our existing mineral claims because they are 100% controlled or owned by us. We believe we have or can acquire on reasonable terms to the equipment, technical expertise and materials necessary to explore and develop our current properties.

GOVERNMENT REGULATION

General

Our business is subject to extensive federal, state and local laws governing the exploring, development, production, mine closure and reclamation, labor standards, taxes, protection of wildlife and other matters. The costs to comply with government regulations are substantial and possible future regulation could cause additional expenditures, restrictions and delays in the exploration and development of our properties. We cannot predict to extent future regulations might have an impact. Future changes to U.S. federal, state or local laws and regulations could have a material adverse effect upon us and our results of operations. For additional information regarding key regulatory risks, please the section titled "Risk Factors" included in Item 1A.

Mining Claim Maintenance

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

Annual Payments made to federal and other state agencies to maintain claims:

Property	Number of Claims	Federal payments to Bureau of Land Management	Payment to Local County	Total Annual Payment to Maintain Claims
Sleeper Gold Project and Other Nevada Claims	2,623	$442,530	$32,355	$474,885
Grassy Mountain Project and Other Oregon Claims	548	$90,420	$3,093	$93,513
Total Annual Payment to Maintain Mining Claims				$568,398

Permitting

The Grassy Mountain, Sleeper and other properties are subject to extensive U.S. federal and state permitting laws and regulations for the exploration, development and reclamation activities we undertake. For exploration activities on U.S. federally owned land, we are required to submit a Plan of Operation ("PoO") with the BLM, obtain permits and post financial security bonds that guarantee that reclamation is performed. We have received all permits required to carry out exploration activities for our material properties.

We are currently in the application phase of the permitting process of obtaining both state and federal permits that will allow us to build and operate a mine at Grassy Mountain. The permitting process for both federal and state levels requires us, among other things, a thorough study to determine the baseline conditions of the mining site and surrounding area, an environmental impact analysis, and proposed mitigation measures to minimize and offset the environmental impact of mining operations.

Reclamation of Previous Operations

Paramount is responsible for managing the reclamation activities from the previous mine operations at the Sleeper Gold Mine as directed by the BLM and the Nevada State Department of Environmental Protection ("NDEP"). As part of the comprehensive reclamation program, we undertake activities that include on-going monitoring and reporting, stabilizing, contouring, pond conversions and re-vegetating activities. Reclamation activities are conducted in accordance in with detailed plans which must be reviewed and approved by the both the BLM and NDEP. Additional information regarding our reclamation activities at Sleeper on Page 23 .

HUMAN CAPITAL RESOURCES

As of June 30, 2022, we employed seven full-time employees and one consultant.

As an organization, we maintain a comprehensive compensation and benefits program to attract, retain and reward the talented employees who contribute to our business. In addition to a competitive base salary, our compensation and benefits program includes equity-based compensation and cash bonuses. We align the interest of our employees, consultants and directors with those of our shareholders by granting equity compensation with vesting conditions contingent upon meeting defined performance goals. These compensation programs are continually evaluated and updated by our Compensation Committee, our Board of Directors (our "Board") and management team, as appropriate, to reflect the evolving nature of our business and to remain competitive in attracting and retaining skilled talent.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE RESPONSIBILITY

At Paramount, we are committed to ensuring our business practices integrate to the fullest extent our corporate sustainability policy and environmental, social and governance priorities ("ESG"). Our sustainability framework was developed by engaging our key stakeholders with to goal of integrating sustainability into the Paramount business planning process. Paramount is committed to being the partner of choice by communities where it operates. To do this we need to build and maintain a strong reputation based on environmental stewardship and cultivating societal success. As we advance with our permitting efforts at our Grassy Mountain Project in Oregon we strive to achieve the following: i) achieve the smallest physical imprint when we close a mine and leave the land as close to the way we found it as possible, ii) work actively with the local communities in which we operate to participate in long-term economic development, and iii) implementing strong governance practices that promote environmental stewardship, societal success and strengthen equity performance.

AVAILABLE INFORMATION

We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website at http://www.paramountnevada.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K. The SEC maintains an internet site that also contains these filings at http://www.sec.gov.

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

Risk Related to Our Industry

The estimation of mineral reserves and mineral resources is imprecise and depends upon subjective factors.

Estimated mineral reserves and mineral resources may not be realized in actual production. Our results of operations and financial position may be adversely affected by inaccurate estimates. The mineral reserve and mineral resource figures presented in our public filings are estimates made by independent mining consultants with whom we contract. Mineral reserve and mineral resource estimates are a function of geological and engineering analyses that require us to make assumptions about production costs, recoveries and gold and silver market prices. Mineral reserve and mineral resource estimation is an imprecise and subjective process. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. Assumptions about gold and silver market prices are subject to great uncertainty as those prices fluctuate widely. Declines in the market prices of gold, silver, zinc or lead may render mineral reserves and mineral resources containing relatively lower grades of mineralization uneconomic to exploit, and we may be required to reduce mineral reserve and mineral resource estimates, discontinue development at one or more of our properties or write down assets as impaired. New or updated technical or geological information may also impact anticipated metal recovery rates. Any of these adjustments may adversely affect our financial condition, results of operations and cash flows.

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

Risks Related to our Business Operations

There is substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This assumes continuing operations and the realization of assets and liabilities in the normal course of business.

We have incurred significant losses since our inception and expect to continue to incur losses as a result of costs and expenses related to maintaining our properties and general and administrative expenses. As of June 30, 2022, we had cash of approximately $2.5 million and an accumulated deficit of approximately $67.9 million. As a result of our evaluation of the Company’s liquidity for the next twelve months, we have included a discussion about our ability to continue as a going concern in our consolidated financial statements, and our independent auditor’s report for year ended June 30, 2022 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” Our capital needs have, in recent years, been funded through sales of our debt and equity securities. In the event that we are unable to raise sufficient additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business.

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

No revenue generated from operations.

We have not generated any revenues from operations. Our net loss for the fiscal year ended June 30, 2022 totaled $7,837,316. We have incurred losses in the past, and we will likely continue to incur losses in the future. Even if our drilling programs identify gold, silver or other mineral deposits, there can be no assurance that we will be able to commercially exploit these resources, generate any revenues or generate sufficient revenues to operate profitably.

We will require significant additional capital to continue our exploration activities, and, if warranted, to develop mining operations.

None of our projects currently have proven or probable reserves. Substantial expenditures will be required to determine if proven and probable mineral reserves exist at any of our properties, to develop metallurgical processes to extract metal, to develop the mining and processing facilities and infrastructure at any of our properties or mine sites and, in certain circumstances, to acquire additional property rights. We have spent and will be required to continue to expend significant amounts of capital for drilling, geological and geochemical analysis, assaying, and, when warranted, feasibility studies with regard to the results of our exploration. We may not benefit from these investments if we are unable to identify commercially exploitable mineral reserves. If we decide to put one or more of our properties into production, we will require significant amounts of capital to develop and construct the mining and processing facilities and infrastructure required for mining operations. Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including the status of the national and worldwide economy and the price of gold, silver and other precious metals. We may not be successful in obtaining the required financing, or if we can obtain such financing, such financing may not be on terms that are favorable to us. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration or development and the possible, partial or total loss of our potential interest in certain properties. Any such delay could have a material adverse effect on our results of operations or financial condition.

We cannot be assured that any of our projects are economically feasible or that feasibility studies will accurately forecast operating results.

Our future profitability depends on the economic feasibility of our projects. We have completed a feasibility study on our Grassy Mountain Project. There can be no assurance that the results of any feasibility study for the Sleeper Gold Project will be positive. Economic feasibility depends on many factors which include estimates on production rates, revenues, operating and capital costs. Completed feasibility studies for any of our projects and obtain financing to construct and initiate mining operations, there can be no assurance that actual operating results will not vary unfavorably from the estimates and assumptions included in a feasibility study.

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

Title to mineral properties can be uncertain, and we are at risk of loss of ownership of one or more of our properties. Our ability to explore and operate our properties depends on the validity of our title to that property. A significant amount of our mineral properties consist of leases of unpatented mining claims. Unpatented mining claims provide only possessory title and their validity is often subject to contest by third parties or the federal government, which makes the validity of unpatented mining claims uncertain and generally more risky. These uncertainties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, assessment work and possible conflicts with other claims not determinable from public record. Since a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, this uncertainty is inherent in the mining industry. We have not obtained title opinions covering our entire properties, with the attendant risk that title to some claims, particularly title to undeveloped property, may be defective. There may be valid challenges to the title to our property which, if successful, could impair development and/or operations.

We have no mining operations and no history as a mining company.

We are a development stage company and have no ongoing mining operations of any kind. We have interests in mining claims which may or may not lead to production.

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

If our exploration and development costs are higher than anticipated, then our profitability will be adversely affected.

We are currently proceeding with plans to explore and develop our mineral properties on the basis of estimated costs. If our exploration and development costs are greater than anticipated, then we will have fewer capital resources for other expenses and losses could increase. Factors that could cause exploration and development costs to increase include adverse weather conditions, difficult terrain, increased government regulation and shortages of qualified personnel.

Assuming no adverse developments outside of the ordinary course of business, our exploration and development budget will be approximately up to $4.0 million for the next twelve months. Exploration will be funded by our available cash reserves and future issuances of common stock, warrants or units. Our exploration program may vary significantly from what we have budgeted depending upon the results we achieve. Even if we identify mineral reserves which have the potential to be commercially developed, we will not generate revenues until such time as we undertake mining operations. Mining operations will involve a significant capital infusion. Mining costs are speculative and dependent on a number of factors including mining depth, terrain and necessary equipment. We do not believe that we will have sufficient funds to implement mining operations without additional capital raises of debt and or equity or without a joint venture partner, of which there can be no assurance.

Our continuing reclamation obligations at our properties could require significant additional expenditures.

We are responsible for the reclamation obligations related to disturbances located on all of our properties. We have posted a bond in the amount of the estimated reclamation obligation at the Sleeper Gold Project and the Grassy Mountain Project. At the Sleeper Gold Project, we are required to submit a mine closure plan to the BLM every three years. Based on a review by the BLM of our mine closure plan that Paramount submitted in July 2020, the BLM determined that our existing bond was sufficient. There is a risk that any cash bond, even if increased based on the analysis and work performed to update the reclamation obligations, could be inadequate to cover the actual costs of reclamation when carried out. The satisfaction of bonding requirements and continuing reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional bonding requirements, and further, that the regulatory authorities may increase reclamation and bonding requirements to such a degree that it would not be commercially reasonable to continue exploration activities, which may adversely affect our results of operations, financial performance and cash flows.

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

Our estimates of mineral reserves and mineral resources are subject to uncertainty.

Estimates of mineral reserves and other mineral resources are subject to considerable uncertainty. Such estimates are arrived at using standard acceptable geological techniques and are based on the interpretations of geological data obtained from drill holes and other sampling techniques. Engineers use feasibility studies to derive estimates of cash operating costs based on anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore bodies, expected recovery rates of metal from ore, comparable facility and operating costs and other factors. Actual cash operating costs and economic returns on projects may differ significantly from the original estimates, primarily due to fluctuations in the current prices of metal commodities extracted from the deposits, changes in fuel costs, labor rates, changes in permit requirements, and unforeseen variations in the characteristics of the ore body. Due to the presence of these factors, there is no assurance that any geological reports will accurately reflect actual quantities of gold, silver or other metals that can be economically processed and mined by us.

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

The business of mineral exploration is very speculative, since there is generally no way to recover any of the funds expended on exploration unless the existence of mineable reserves can be established. We can exploit those reserves by either commencing mining operations, selling or leasing our interest in the property or entering into a joint venture with a larger resource company that can further develop the property to the production stage. Unless we can establish and exploit reserves before our sources of funds are exhausted, we will have to discontinue operations, which could make our stock valueless.

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

The COVID-19 pandemic may adversely impact our business and may negatively impact our financial results in the future, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

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

We are dependent upon information technology systems, which are subject to cybersecurity incidents, disruption, damage, failure and other risks associated with implementation and integration.

Our information technology systems used in our operations are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyberattacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data or machines and equipment, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information, the corruption of data or the disabling, misuse or malfunction of machines and equipment. Various measures have been implemented to manage our risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information or operational technology disruptions, we could potentially be subject to production downtimes, operational delays, operating accidents, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on cash flows, financial condition or results of operations.

We could also be adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly or not properly integrated into operations. Various measures have been implemented to manage the risks related to the system implementation and modification, but system modification failures could have a material adverse effect on our business, financial position and results of operations.

Risks Related to Our Common Stock and Indebtedness

Our stock price may be volatile.

The market price of our common stock has been volatile. We believe investors should expect continued volatility in our stock price. Such volatility may make it difficult or impossible for you to obtain a favorable selling price for our shares.

We may not have sufficient cash to meet our debt obligation.

As of June 30, 2022, we have $4.2 million in outstanding indebtedness in the form of convertible notes. Our ability to repay the outstanding debt on at maturity will depend on the Company having sufficient cash on hand. We could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We cannot predict whether we would be able to refinance debt, issue equity or debt securities or dispose of assets to raise funds on a timely basis or on satisfactory terms. In a rising interest rate environment, the costs of borrowing additional funds or refinancing outstanding indebtedness would also be expected to increase. We may not be able obtain proceeds in an amount sufficient to meet any debt service obligations when due.

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

Item 2. Properties.

The following description of the Company’s mining properties is qualified in its entirety by reference to the Technical Report Summary for each of the properties included as exhibits to this Annual Report on Form 10-K (“Report”) and incorporated by reference into this Item 2. The information concerning our mining properties in this Report has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K. Subpart 1300 of Regulation S-K requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year in the aggregate and for each of our individually material mining properties.

You are cautioned that mineral resources do not have demonstrated economic value. Mineral resources are subject to further exploration and development, are subject to additional risks, and no assurance can be made that they will eventually convert to future reserves. Investors are cautioned not to assume that any part of all of the Inferred Resource exists or is economically or legally mineable. See Item 1A, Risk Factors.

Summary Disclosure

None of the Company’s material properties are in the production stage.

As summary overview of each material property is as follows:

Property:	Grassy Mountain
Stage:	Development
Location:	Oregon
Ownership:	100%
Titles and Mining Claims:	3 patented lode claims (62 acres), 455 unpatented lode claims (8,173 acres), 9 mill site claims (45 acres) and totaling approximately 8,280 acres
Key Permit Conditions:	Private and BLM administered land. Plan of Operations and other required State permits in place for exploration.
Mine Type:	Underground
Commodity:	Gold, Silver
Mineralization Styles:	Hot Spring Style, Low Sulfidation Epithermal
Other:
•
Certain royalty interests have been granted with respect to the Grassy Mountain Project
•
A security interest in the Grassy Mountain Project has been granted in favor of the Convertible Note Holders (as defined below)

Property:	Sleeper Gold
Stage:	Exploration
Location:	Nevada
Ownership:	100%
Titles and Mining Claims:	2474 unpatented lode claims (approximately 44,917 acres)
Key Permit Conditions:	BLM administered land. Plan of Operations and other required State permits in place for exploration.
Mine Type:	Open Pit Heap Leach
Commodity:	Gold, Silver
Mineralization Styles:	Low Sulfidation, Vein
Other:
•
Certain royalty interests have been granted with respect to the Sleeper Gold Project
•
A security interest in the Sleeper Gold Project has been granted in favor of the Convertible Note Holders (as defined below)

Summary Gold Mineral Resources as of June 30, 2022(1,2,4,10):

	Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)

United States
Grassy Mountain 3, 5,	21,153	0.017	363	12,902	0.0300	392	34,055	0.022	755	1,151	0.0370	42
Sleeper [6,7,8,9]										237,600	0.0102	2,417
Total	21,153	0.0170	363	12,902	0.0300	392	34,055	0.022	755	238,751	0.0103	2,459

Summary of Silver Mineral Resources as of June 30, 2022(1,2,4,10):

	Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)

United States
Grassy Mountain 3, 5,	21,153	0.0170	1,529	12,902	0.115	1480	34,055	0.088	3,009	1,151	0.1090	126
Sleeper [6,7,8,9]										237,600	0.1030	24,458
Total	21,153	0.0170	1,529	12,902	0.115	1,480	34,055	0.088	3,009	238,751	0.1030	24,584

1.
The term “resource” means that it is a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quantity that there are reasonable prospects for economic extraction. Inferred, Indicated, and Measured resources are in order of increasing confidence based on level of underlying geological evidence. The term ‘inferred resource’ is that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The term “limited geological evidence” means evidence that is only sufficient to establish that geological and grade or quality continuity is more likely than not. The level of geological uncertainty associated an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability and must have a reasonable expectation that the majority of inferred mineral resources could be upgraded to indicated or measured mineral resources with continued exploration.
2.
Mineral Resources estimates are reported exclusive of mineral reserves, are current as of June 30, 2022, and are reported using the definitions in SK 1300 and were prepared by RESPEC Company LLC for the Grassy Mountain Property and the Sleeper Gold Property.
3.
Mineral Resources comprised all model blocks at a 0.011 oz/ton AuEq cut-off that lie within an optimized pit plus blocks at a 0.085 oz/ton AuEq cut-off that lie outside of the optimized pit.
4.
Mineral Resources summarized in the table immediately above are reported exclusive of the Mineral Resources converted to Mineral Reserves. Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.
5.
Mineral Resources potentially amenable to open pit mining methods are reported using a gold price of US$1,750/oz, a silver price of US$22/oz, a throughput rate of 5,000 tons/day, assumed metallurgical recoveries of 80% for Au and 60% for Ag, mining costs of US$2.50/ton mined, processing costs of US$13.00/ton processed, general and administrative costs of $2.22/ton processed, and refining costs of $5.00/oz Au and $0.50/oz Ag produced. Mineral Resources potentially amenable to underground mining methods are reported using a gold price of US$1,750/oz, a silver price of US$22/oz, a throughput rate of 5,000 tons/day, assumed metallurgical recoveries of 90% gold equivalent, mining costs of US$90/ton mined, processing costs of US$30/ton processed, general and administrative costs of $15.00/ton processed, and refining costs of $5.00/oz gold equivalent produced.
6.
Mineral Resources comprised all model blocks at a 0.137 g Au/t cut-off for Oxide and Mixed within an optimized pit; 0.251 g Au/t for Sulfide within an optimized pit; and 0.137 g Au/t for dumps.
7.
The average grades of the Inferred Mineral Resources are comprised of the weighted average of Oxide, Mixed, Sulfide, and dumps mineral resources. Alluvium mineralized materials are not included in the mineral resources.
8.
Mineral Resources within the optimized pit are block-diluted tabulations. Dumps mineral resources are undiluted tabulations.
9.
Mineral Resources potentially amenable to open pit mining methods are reported using a gold price of US$1,750/oz, a silver price of US$22/oz, a throughput rate of 30,000 tonnes/day, assumed metallurgical recoveries of 72.7% for Au and 28.2% for Ag, mining costs of US$2.00/tonne mined, heap leach processing costs of US$3.08/tonne processed, bio-leach processing costs of US$9.84/tonne processed general and administrative costs of $0.46/tonne processed. Gold and silver commodity prices were selected based on analysis of the three-year running average at the end of August 2022.
10.
Rounding may result in apparent discrepancies between tons, grade, and contained metal content.

Summary Gold Mineral Reserves as of June 30, 2022(1,2,3,4):

	Proven Mineral Reserves			Probable Mineral Reserves			Total Mineral Reserves
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)

United States
Grassy Mountain	260	0.18	47	1,652	0.20	333	1,911	0.20	380
Total	260	0.18	47	1,652	0.20	333	1,911	0.20	380

Summary Silver Mineral Reserves as of June 30, 2022(1,2,3,4):

	Proven Mineral Reserves			Probable Mineral Reserves			Total Mineral Reserves
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)

United States
Grassy Mountain	260	0.26	68	1,652	0.29	486	1,911	0.29	554
Total	260	0.26	68	1,652	0.29	486	1,911	0.29	554

1.
The term “reserve” means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. The term “proven (measured) reserves” means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established. The term “probable (indicated) reserves” means reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation. The term “cutoff grade” means the lowest grade of mineralized material considered economic to process. Cutoff grades vary between deposits depending upon prevailing economic conditions, mineability of the deposit, by-products, amenability of the mineralized material to silver or gold extraction and type of milling or leaching facilities available.
2.
Mineral reserves have an effective date of June 30, 2022. The Qualified Person firm responsible for the mineral reserves estimate is Arrowhead Underground LLC.
3.
Mineral Reserves are reported inside stope designs assuming drift-and-fill mining methods, and an economic gold equivalent cut-off grade of 0.10 oz/ton AuEq. The economic cut-off grade estimate uses a gold price of $1,600/oz, mining costs of $100/ton processed, surface re-handle costs of $0.20/ton processed, process costs of $35/ton processed, general and administrative costs of $20/ton processed, and refining costs of $6/oz Au recovered. Metallurgical recovery is 92.8% for gold. Mining recovery is 97% and mining dilution is assumed to be 8%. Mineralization that was either not classified or was assigned to Inferred Mineral Resources was set to waste. A 1.5% NSR royalty is payable. The reserves reference point is the FS mill crusher.
4.
Total fully diluted Mineral Reserves includes Proven and Probable reserves plus dilution les ore lost, see detail table for each project

Individual Properties

GRASSY MOUNTAIN PROPERTY

Overview and Location

The Grassy Mountain Project is located in Malheur County, Oregon, approximately 22 miles south of Vale, Oregon, and roughly 70 miles west of Boise, Idaho (43°40'10.8"N 117°21'34.2"W). The property is accessed by vehicle from the town of Vale by a private and BLM maintained dirt road. The project site is situated in the rolling hills of the high desert region of the far western Snake River Plain and consists of 455 unpatented lode claims and 3 patented lode claims all totaling roughly 8,280 acres. The local terrain is gentle to moderate, with elevations ranging from 3,300 to 4,300 feet above mean sea level. The geological setting, hydrothermal alteration, styles of gold-silver mineralization, and close spatial and timing association with silica sinter deposition, indicate that Grassy Mountain is an example of the hot-springs subtype of low-sulfidation, epithermal precious-metals deposits.

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

Seabridge Gold

Seabridge Gold Inc. (“Seabridge”), a TSX and NYSE listed company, holds a net profits interest (“NPI”) in a mining scenario at Grassy Mountain. The NPI is calculated at a rate of 10% on net profits on certain mining claims. Seabridge also holds an NPI put option in which during the 30-day period immediately following the day that Calico had delivered notice to Seabridge that a positive production decision has been made and construction financing has been secured with respect to the Grassy Mountain Project, Seabridge may cause Calico to purchase the NPI for CDN$10,000,000. If Seabridge exercises the right to cause Calico to purchase the NPI, the Company would likely need to seek additional equity or other financing to fund the purchase, which financing may not be available to the Company on favorable terms or at all.

Other agreements

Cryla LLC ("Cryla") leased 28 unpatented lode mining claims located west of Grassy Mountain to Calico in 2018. Calico is required to make an annual lease payment of $60,000. After June 2020, Calico may elect to acquire the property for $560,000 plus $3/oz of gold reserves, as defined by a prefeasibility or higher confidence-level study. Cryla is entitled to a 2% NSR if the gold price is ≤US$1,500/oz and a 4% NSR if the gold price >US$1,500/oz. Calico is entitled to reduce the NSR to 1% by paying Cryla $800,000 under any circumstances. No Mineral Resources or Mineral Reserves are estimated on the Cryla claims.

Previous Operators

Companies and individuals involved in exploration prior to Paramount’s Project interest include prospectors Richard “Dick” Sherry and Eugene “Skip” Yates (1986), Atlas Precious Metals (Atlas) (1986 to 1992), Golden Predator Mines U.S. Inc., Newmont

Exploration Ltd (Newmont) (1992-1996), Tombstone Exploration Company Ltd (Tombstone) (1998), Seabridge, and Calico (2000 to 2015). Work completed included reconnaissance, geological mapping, geochemical sampling (soil, float, rock chip), geophysical surveys (airborne magnetic and radiometric, ground-based gravity, gradient array (IP/resistivity) controlled-source audio-frequency magnetotelluric (CSAMT)), core and reverse circulation (RC) drilling, and Mineral Resource estimation. This work defined the Grassy Mountain deposit, on which a feasibility study was completed in 1990 by Atlas assuming a combined heap leach/milling operation and open pit mining methods.

Work Completed by Paramount

Since acquiring its Project interest in 2016, Paramount has conducted an exploration review of the available Project data, helicopter-borne aeromagnetic and radiometric and CSAMT ground geophysical surveys, drilling, Mineral Resource and Mineral Reserve estimation, baseline environmental studies, and mining studies.

In addition to the above exploration programs, Paramount has progressed the Grassy Mountain Project through several stages of the state and federal permitting process. The Project will require county level, state level and federal permits to construct, operate and close a mining operation.

In November 2019, Paramount submitted its Consolidated Permit Application (“CPA”) to DOGAMI to enable the Company to build and operate its proposed, high grade underground gold mine located in Malheur County. The Application was reviewed by the DOGAMI and cooperating agencies for completeness. As part of this process, the permitting agencies provided Paramount with a list of supplemental information and recommendations required to submit a modified CPA. Paramount, the DOGAMI and the permitting agencies continued to work together to discuss the additional information requested, ensuring the submission of a complete modified CPA which will trigger the 225 day maximum permit evaluation process, upon which draft permits are issued.

In February 2020, the Company submitted a revised Plan of Operation (the ”PoO”) to the BLM outlining the Company’s plans to build and operate the proposed Grassy Mountain underground gold mine. The BLM has reviewed the PoO for completeness and has provided the Company with comments to address. The BLM has previously reviewed 19 of the baseline data reports (“BDRs”) and their requests for clarifications have all been addressed. The BLM will register a Notice of Intent (the ”Notice”) in the Federal Register once the application is deemed complete. The Notice initiates the Environmental Impact Statement (“EIS”) process under the National Environmental Policy Act.

In December of 2021, Paramount submitted a modified CPA with the State of Oregon and submitted a modified PoO to the BLM. Both modified applications incorporated additional information required by the regulators and mine design optimizations that were a result of feedback provided in Paramount’s initial application.

As of June 30, 2022, the net book value of the Grassy Mountain Property was approximately $23.2 million.

Technical Report Summary

The following is a brief summary of the proposed mining operation as detailed in the Technical Report Summary (the "Grassy TRS") on the Grassy Mountain Project, Oregon U.S.A. prepared for the Company by QP, Ausenco with an effective date of June 30, 2022. For more information, see Exhibit 96.1.

The Grassy Mountain mine will be an underground operation accessed via one decline and a system of internal ramps. One ventilation raise is included in the design to be used for ventilation and secondary egress. The mechanized cut-and-fill mining method was selected. The mining direction will be underhand. Cemented rock fill (CRF) will be used for backfill. The mechanized cut-and-fill method is highly flexible and can achieve high recovery rates in deposits with complex geometries, as is the case at the Grassy Mountain deposit. The estimated mine life is eight years

The process plant will be designed with conventional processing unit operations frequently used within the gold processing industry. The process plant will treat 750 tons/d and will operate with two shifts per day, 365 days per year, producing gold doré bars. The major equipment within the process plant is specified in accordance with the climate, site conditions, metal grades and metallurgical performance outlined in this report. Any deleterious metals present in the ore such as Mercury will be abated by specialized equipment installed in the process plant and are not expected to impact payability terms. The plant will have average head grades of 0.206 oz/ton Au and 0.293 oz/ton Ag.

The plant feed will be trucked from the underground mine to a modular crushing facility that will include a jaw crusher as the primary stage and a cone crusher for secondary size reduction. The crushed ore will be ground by a ball mill in closed circuit with a hydro-cyclone cluster. The hydro-cyclone overflow with P80 of 150 mesh (106 µm) will flow to a leach–carbon-in-leach (CIL) recovery circuit via a pre-aeration tank. Gold and silver leached in the CIL circuit will be recovered onto activated carbon and eluted in a pressurized Zadra-style elution circuit and then recovered by electrowinning in the gold room. The gold–silver precipitate will be dried in a mercury retort oven and then mixed with fluxes and smelted in a furnace to pour doré bars. Carbon will be re-activated in a carbon regeneration kiln before being returned to the CIL circuit. CIL tails will be treated for cyanide destruction prior to pumping to the tailings storage facility (TSF) for disposal. The installed power for the process plant will be 4,445 hp and the power consumption is estimated to be 72 kWh/ton processed. Raw water will be pumped from borehole wells to a raw-water storage tank. Potable water will be sourced from the raw water tank and treated by a potable water treatment plant. Gland water will be supplied from the raw-water tank. Process water will primarily consist of TSF reclaim water. Reagents will include lime, sodium cyanide, sodium hydroxide, copper sulfate, hydrochloric acid and sodium metabisulfite.

A summary of the forecast project economics are as follows:

Area	Item	Units	LOM Total/Avg.
General	Gold price	US$/oz	1,750
	Silver price	US$/oz	22.00
	Mine life	years	7.75
	Total mill feed tons	tons x 1,000	2,070
Production (gold)	Mill head grade Au	oz/ton	0.19
	Mill recovery rate Au	%	92.78%
	Total mill ounces recovered Au	oz x 1,000	361.8
	Total average annual production Au	oz x 1,000	46.6
Production (silver)	Mill head grade Ag	oz/ton	0.28
	Mill recovery rate Ag	%	73.46%
	Total mill ounces recovered Ag	oz x 1,000	424.8
	Total average annual production Ag	oz x 1,000	54.5
Operating Costs	Mining cost	US$/ton milled	67.29
	Processing cost	US$/ton milled	33.92
	G&A cost	US$/ton milled	16.57
	Total operating costs	US$/ton milled	117.78
	Refining cost Au	US$/oz	5.00
	Refining cost Ag	US$/oz	0.50
	*Cash costs net of by-products	US$/oz Au	680.97
	**AISC net of by-products	US$/oz Au	815.09
Capital Costs	Initial capital	US$ M	136.2
	Sustaining capital	US$ M	36.1
	Closure costs	US$ M	12.4
Financials(pre-tax)	Pre-tax NPV, 5%	US$ M	134.9
	Pre-tax IRR	%	24.22%
	Pre-tax Payback	years	3.32
Financials(post-tax)	Post-tax NPV, 5%	US$ M	114.1
	Post-tax IRR	%	22.54%
	Post-tax Payback	years	3.32

Permitting and Current Proposed Development Program

Paramount expects to continue with both state and federal permitting activities for its proposed underground gold mine. With 22 baseline studies approved and accepted by the State of Oregon and the submitted modified CPA, the Company will continue working with the appropriate permitting agencies to ensure a complete permit application. Once the State of Oregon determines that the CPA is complete it will proceed to the drafting permits process which includes issuing an environmental evaluation and socio-economic impact analysis and the drafting of all relevant permits for the project. Under Oregon law the drafting permits process, which includes public notice and public hearing period, must be completed within 225 days. Subsequent to the drafting permit process if draft permits are issued, up to an additional 120 days is provided for further public consultation and the development and distribution of final permits. The costs incurred by the State of Oregon for the drafting permit and final permit processes will be reimbursed by the Company directly through cost recovery invoices received from DOGAMI or by permit fees established by individual permitting agencies. In addition to the state incurred costs, the Company will engage with its permitting and technical advisors and consultants to respond to any further information requests from the State's permitting agencies.

With respect to federal permitting, once the Notice is registered and the EIS had commenced, Paramount will also engage with its permitting and technical advisors to assist in the process. Paramount is required to reimburse the BLM for the cost of the EIS.

Paramount has budgeted $3.0 million for its fiscal year ended June 30, 2023, for the above stated development program.

Grassy Mountain Property Summary of Mineral Resources at the End of June 30, 2022

Gold (Au)(1,2,3,4,5,6,7)

	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Metallurgical Recovery

Measured mineral resources	21,153	0.017	363	80%
Indicated mineral resources	12,902	0.030	392	80%
Measured + Indicated mineral resources	34,055	0.022	755	80%
Inferred mineral resources	1,151	0.037	42	80%

Silver (Ag)(1,2,3,4,5,6,7)

	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Metallurgical Recovery

Measured mineral resources	21,153	0.072	1,529	60%
Indicated mineral resources	12,902	0.115	1,480	60%
Measured + Indicated mineral resources	34,055	0.088	3,009	60%
Inferred mineral resources	1,151	0.109	126	60%
1.
The Qualified Person firm responsible for the mineral resources estimate is RESPEC Company LLC.
2.
Mineral Resources comprised all model blocks at a 0.011 oz/ton AuEq cut-off that lie within an optimized pit plus blocks at a 0.085 oz/ton AuEq cut-off that lie outside of the optimized pit.
3.
oz/ton AuEq (gold equivalent grade) = oz/ton Au + (oz/ton Ag ÷ 106).
4.
Mineral Resources summarized in the table immediately above are reported exclusive of the Mineral Resources converted to Mineral Reserves. Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.
5.
Mineral Resources potentially amenable to open pit mining methods are reported using a gold price of US$1,750/oz, a silver price of US$22/oz, a throughput rate of 5,000 tons/day, assumed metallurgical recoveries of 80% for Au and 60% for Ag, mining costs of US$2.50/ton mined, processing costs of US$13.00/ton processed, general and administrative costs of $2.22/ton processed, and refining costs of $5.00/oz Au and $0.50/oz Ag produced. Mineral Resources potentially amenable to underground mining methods are reported using a gold price of US$1,750/oz, a silver price of US$22/oz, a throughput rate of 5,000 tons/day, assumed metallurgical recoveries of 90% gold equivalent, mining costs of US$90/ton mined, processing costs of US$30/ton processed, general and administrative costs of $15.00/ton processed, and refining costs of $5.00/oz gold equivalent produced.
6.
The effective date of the estimate is June 30, 2022;
7.
Rounding may result in apparent discrepancies between tons, grade, and contained metal content.

Grassy Mountain Property Summary of Mineral Reserves at the End of June 30, 2022

Gold (Au)(1,2,3)

	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Metallurgical Recovery

Proven mineral reserves	260	0.18	47	94.5%
Probable mineral reserves	1,652	0.20	333	94.5%
Total mineral reserves	1,912	0.20	380	94.5%
Total plus mining loss & dilution	2,070	0.19	390	94.5%

Silver (Ag)(1,2,3)

	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Metallurgical Recovery

Proven mineral reserves	260	0.26	68	73.4%
Probable mineral reserves	1,652	0.29	486	73.4%
Total mineral reserves	1,912	0.29	554	73.4%
Total plus mining loss & dilution	2,070	0.28	578	73.4%
1.
Mineral reserves have an effective date of June 30, 2022. The Qualified Person firm responsible for the mineral reserves estimate is Arrowhead Underground LLC.
2.
Mineral Reserves are reported inside stope designs assuming drift-and-fill mining methods, and an economic gold equivalent cut-off grade of 0.10 oz/ton AuEq. The economic cut-off grade estimate uses a gold price of $1,600/oz, mining costs of $100/ton processed, surface re-handle costs of $0.20/ton processed, process costs of $35/ton processed, general and administrative costs of $20/ton processed, and refining costs of $6/oz Au recovered. Metallurgical recovery is 94.5% for gold. Mining recovery is 97% and mining dilution is assumed to be 8%. Mineralization that was either not classified or was assigned to Inferred Mineral Resources was set to waste. A 1.5% NSR royalty is payable. The reserves reference point is the FS mill crusher.
3.
Tonnage and contained metal have been rounded to reflect the accuracy of the estimate. Apparent discrepancies are due to rounding.

Internal Controls – Grassy Mountain Property

Paramount’s internal controls at the Grassy Mountain project are designed to provide reasonable assurance that information and processes utilized in assessing its exploration results, as well as mineral resource and reserve estimation, and are reasonable and in line with industry best practices. These internal controls include quality assurance and quality control (“QA/QC”) programs in the collection and analysis of drillhole assay information based on:

•
Third-party certified labs used for assays reported in public disclosure or resource models;
•
Drill programs with insertion of blank, duplicate, and certified reference materials; and
•
Sufficient QA/QC results for the analytical programs.

All core and reverse-circulation samples were cataloged and stored in secure and designated areas on Paramount’s warehouse in vale Oregon. Data has been subject to validation, which includes checks on downhole surveys, collar coordinates, geological data, and assay data.

Prior to use in mineral resource or mineral reserve estimation, the selected data to support estimation were compiled from Paramount’s databases into RESPEC’s GeoSequel database and reviewed for improbable entries. Written procedures and guidelines are used to support estimation methods and approaches. Estimations include evaluation of modifying and technical factors. Internal controls and resource estimation procedures are discussed where required in the relevant chapters of the technical report summary.

SLEEPER GOLD PROJECT

Overview and Location

Sleeper is a material exploration property of the Company. The Company has the rights to explore, develop and mine the property through our 100% ownership of unpatented lode mining claims. Sleeper is located 26 miles northwest of Winnemucca, Nevada (41°20'03.1"N 118°03'09.7"W). Automobile and truck access to the property is by Interstate Highway 80 to Winnemucca, north on Highway 95 for 32 miles, west on Highway 140 for 14 miles, and then south for 6 miles on the maintained gravel Sod House Road to the project site. An office building, heavy equipment enclosure and warehousing facility are present on the Sleeper Gold Property. Necessary supplies, equipment and services to carry out full sequence exploration and mining development projects are available in Winnemucca, Reno, and Elko, Nevada.

Mining Claims

The Sleeper Gold mine and its 1,044 unpatented lode mining claims were acquired by PGSC through its acquisition of X-Cal Resources Ltd. in August 2010. Additional mining claims have been staked or acquired which now comprise the Sleeper Gold Project.

The 100% owned mining claims are summarized in the following table, (acreage is approximate):

The Sleeper Gold Project Properties	Claims	Approximate Acres
Sleeper Gold Mine	1,044	16,171
Dunes	394	7,405
Mimi	884	18,243
South Sleeper	152	3,098
Total	2,474	44,917

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

Franco-Nevada U.S. Corporation (“Franco”) holds a two percent (2%) net smelter return royalty on minerals produced from 2,474 mining claims at the Sleeper Gold Project.

Evolving Gold holds a 2% net smelter return royalty on minerals produced from the SSG, SP and SS mining claims.

Dry Lake Placer Association hold a 3% net smelter return royalty on minerals produced from the Dry Creek Placer mining claims.

ICN holds a 0.5% net smelter return royalty on the SS & SP mining claims as well as a 1.5% net smelter return royalty on the Blue mining claims.

The following map illustrates the claims subject to the royalty:

40N 34E
40N 35E
40N 36E
39N 34E
39N 35E
39N 36E
38N 34E
38N 35E
38N 36E
37N 34E
37N 35E
37N 36E
PARAMOUNT GOLD NEVADA CORP.
SLEEPER PROJECT LAND MAP
Legend
SLEEPER PIT
DRY LAKE PLACER ROYALTY 3% NSR + SNYDER 1% NSR
SNYDER ROYALTY 1% NSR
EVG ROYALTY 2% NSR + ICN 0.5% NSR
ICN ROYALTY 1.5% NSR
SOUTH SLEEPER AQUISITION
ALL CLAIMS SUBJECT TO 2% FRANCO NEVADA ROYALTY
Scale
N

History of Previous Operations

The Sleeper Gold Project includes a historic open pit mine (the “Sleeper Gold mine”) operated by AMAX Gold Inc. (“Amax”) from 1986 until 1996, which produced 1.66 million ounces of gold and 2.3 million ounces of silver. All processing facilities and equipment related to the mining operations conducted by Amax have been removed from the site.

Power and Water

As a result of Amax’s mine operation from 1986 to 1996, electrical power is provided to the property by power lines. Water is available from two deep wells located on the property.

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

In April 2021, we purchased 152 unpatented lode claims from South Sleeper Resources LLC for a total consideration of $365,441. The claims are located approximately 2 miles south of past producing Sleeper Gold Mine. The purchased claims carry a mineral production royalty based on a Net Smelter Returns (“NSR”) of one percent (1%). The purchased claims are without known mineral reserves.

As of June 30, 2022, the net book value of the Sleeper Gold Property was approximately $28.5 million.

Technical Report Summary

The Company is reporting a mineral resource estimate as prepared by QP, RESPEC Company LLC with an effective date of June 30, 2022. To determine the estimate the following material assumptions and criteria were used:

•
The Sleeper deposit has the potential to be mined by open pit methods. The Mineral Resources were tabulated to reflect potential open pit mining and heap leach and bio-oxidation extraction as the primary scenario. To meet the requirement of reasonable prospects for eventual economic extraction, a pit optimization was run using the parameters summarized in following Table:

Item	Value	Unit
Mining Cost	2.00	$/tonne
Heap Leach Processing cost	3.08	$/tonne processed
Biooxidation Processing cost	9.84	$/tonne processed
Process rate	30,000	tonnes per day processed
General and Administration cost	0.46	$/tonne processed
Au price	1,750	$/oz
Ag price	22	$/oz
Au recovery	72.7	percent
Ag recovery	28.2	percent
Royalty	1.5%	NSR
•
The pit shell created by the optimization was used to constrain the mineral resources, which are reported at a cut-off grade of 0.137 g Au/t for oxide and mixed materials, whereas the sulfide material is reported at a cut-off grade of 0.251 g Au/t. The gold cut-off grade was calculated using the processing, general and administrative costs, gold price, recovery, refining cost, and royalty provided in above Table. The mining cost is not included in the determination of the cut-off grade, as all material in the conceptual pit would potentially be mined as either ore or waste. The reference point at which the mineral resources are defined is therefore at the top rim of the pit, where material equal to or greater than the cut-off grade would be processed.
•
The metal prices used in the pit optimization and the determination of the gold cut-off grade and gold-equivalency factor are derived roughly from three-year moving-average prices as of August 2022 ($1,750/oz and $22/oz for gold and silver, respectively).
•
The open pit resource estimates are based on a 30,000 tonnes per day processing rate, with processing assumed to consist of crushing, milling, and first-stage gravity separation followed by carbon-in-leach recovery.

For more information for mineral resource estimate, see Exhibit 96.1 section 11.8, the Technical Report Summary on the Sleeper Gold Project, Nevada, U.S.A. ("Sleeper TRS") prepared for the Company by QP, RESPEC Company LLC with an effective date of June 30, 2022.

Current Proposed Program

In completing the Sleeper TRS, the Company undertook a comprehensive review of the project’s database which included over 4,000 drill holes dating back to the early 1980s from the time of the first discovery of mineralization to when the mine was closed in 1996. Given the lack of digitization of the original drill hole database, the Company has, under the direction of QP RESPEC Company LLC, engaged in digitizing and re-verifying the entire Sleeper database.

Once the data verification is complete and a higher confidence level can be applied to the resources and allowing for additional 3D modeling, Paramount will continue to advance the evaluation of Sleeper to update the Initial Assessment in 2023. The Company has budgeted $0.25 million for this program.

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

Reclamation

Paramount is responsible for managing the reclamation activities from the previous mine operations at the Sleeper Gold Mine as directed by the BLM and the Nevada State Department of Environmental Protection. Under the filed BLM Plan of Operations (“PoO”) and reclamation permit a surety bond in the amount of $4,010,403 has been posted as financial security to ensure that required reclamation activities are fulfilled. The surety bond for the Sleeper mine reclamation activities has been posted on behalf of the Company by an insurance company and forms a part of the Company’s comprehensive insurance program. The insurance policy, which is in effect until 2033, covers reclamation costs up to an aggregate of $25 million. The Company periodically submits updates to its Reclamation Cost Estimate (“RCE”) to the BLM to account for completed reclamation work or new reclamation requirements. As of September 2020, the Company’s RCE submitted in October 2019 was accepted by the BLM and the posted surety bond was deemed sufficient. The Company expects to file a revised RCE in the second half of 2021 with the BLM. The revised RCE will incorporate the significant reclamation work that has been completed by the Company over the past several years.

In addition to the BLM reclamation requirements, the Company is required to satisfy the State of Nevada’s reclamation requirements under various permits it holds for the Sleeper Gold Project.

Summary of Sleeper Gold Property Mineral Resources at the End of June 30, 2022

Gold (Au) (1,2,3,4,5,6,7)

	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Metallurgical Recovery

Inferred mineral resources	237,600	0.0102	2,417	72.7%

Silver (Ag) (1,2,3,4,5,6,7)

	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Metallurgical Recovery

Inferred mineral resources	237,600	0.1030	24,458	28.2%
1.
The estimate of mineral resources was done by RESPEC Company LLC in metric tonnes.
2.
Mineral Resources comprised all model blocks at a 0.137 g Au/t cut-off for Oxide and Mixed within an optimized pit; 0.251 g Au/t for Sulfide within an optimized pit; and 0.137 g Au/t for dumps.
3.
The average grades of the Inferred Mineral Resources are comprised of the weighted average of Oxide, Mixed, Sulfide, and dumps mineral resources. Alluvium mineralized materials are not included in the mineral resources.
4.
Mineral Resources within the optimized pit are block-diluted tabulations. Dumps mineral resources are undiluted tabulations.
5.
Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.
6.
Mineral Resources potentially amenable to open pit mining methods are reported using a gold price of US$1,750/oz, a silver price of US$22/oz, a throughput rate of 30,000 tonnes/day, assumed metallurgical recoveries of 72.7% for Au and 28.2% for Ag, mining costs of US$2.00/tonne mined, heap leach processing costs of US$3.08/tonne processed, bio-leach processing costs of US$9.84/tonne processed general and administrative costs of $0.46/tonne processed. Gold and silver commodity prices were selected based on analysis of the three-year running average at the end of August 2022.
7.
Rounding may result in apparent discrepancies between tonnes, grade, and contained metal content.

Internal Controls - Sleeper Gold Property

Paramount’s internal controls at the Sleeper project are designed to provide reasonable assurance that information and processes utilized in assessing its exploration results, as well as mineral resource and reserve estimation, and are reasonable and in line with industry best practices. These internal controls include quality assurance and quality control (“QA/QC”) programs in the collection and analysis of drillhole assay information based on:

•
Third-party certified labs used for assays reported in public disclosure or resource models;
•
Drill programs with insertion of blank, duplicate, and certified reference materials; and
•
Sufficient QA/QC results for the analytical programs.

All core and reverse-circulation samples were cataloged and stored in secure and designated areas on Paramount’s property. Data has been subject to validation, which includes checks on downhole surveys, collar coordinates, geological data, and assay data.

Prior to use in mineral resource or mineral reserve estimation, the selected data to support estimation were compiled from Paramount’s databases into RESPEC’s GeoSequel database and reviewed for improbable entries. Written procedures and guidelines are used to support estimation methods and approaches. Estimations include evaluation of modifying and technical factors. Internal controls and resource estimation procedures are discussed where required in the relevant chapters of the technical report summary.

Exploration and Drilling

Paramount’s internal controls protocols for exploration drilling are summarized in Section 8.2 of the technical report summary for the Sleeper property.

Mineral Resource Estimates

The methods and procedures used by RESPEC for the estimation of Paramount’s mineral resources at the Sleeper property are summarized in Section 11 of the Sleeper technical report summary. Mineral resources and mineral reserves are estimates that contain inherent risk and depend upon geologic interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. In addition, there are risks inherent to the assumptions of gold and silver recoveries and prices used to estimate cut off grades for the pit optimizations that constrain the estimated resources. Sections 11.8 and 11.9 of the Sleeper technical report summary provide information on the assessment of these risks.

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

In August 2021, Paramount entered into an agreement with Nevada Select Royalty ("Nevada Select") to purchase 100% interest in the Bald Peak Project located in Mineral County, Nevada. The total consideration of $300,000 is payable to Nevada Select based upon a schedule determined by when Paramount receives a drilling permit from the federal regulators. Nevada Select will retain a 3% NSR and Paramount will have the right to reduce the NSR to 2% for a payment of $1 million.

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

In November 2018, Paramount entered into an agreement with Nevada Select to purchase 100% interest in the Frost Project, which consists of 40 mining claims located approximately 12 miles west of its Grassy Mountain Project. A total consideration of $250,000 payable to Nevada Select will be based on certain events over time. Nevada Select will retain a 2% NSR on the Frost Claims and Paramount has the right to reduce the NSR to 1% for a payment of $1 million.

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

	High	Low
Year Ended June 30, 2022
First Quarter	$1.02	$0.76
Second Quarter	$0.91	$0.65
Third Quarter	$1.10	$0.53
Fourth Quarter	$0.72	$0.45
Year Ended June 30, 2021
First Quarter	$1.48	$1.05
Second Quarter	$1.30	$0.96
Third Quarter	$1.59	$0.98
Fourth Quarter	$1.10	$0.96

HOLDERS

As of October 11, 2022, there were 155 registered shareholders of our common stock.

DIVIDENDS

We currently do not anticipate paying cash dividends for the foreseeable future.

RECENT SALE OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

During the year-ended June 30, 2022, we issued 404,584 shares of common stock for payment of interest accrued and owing on our outstanding 2019 Convertible Notes. In issuing the foregoing securities, we relied on the exemptive provisions of Section 4(a)(2) of the Securities Act and Rule 506 thereunder.

EQUITY COMPENSATION PLAN

Set out below is information as of June 30, 2022 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance under our Equity Incentive Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and RSUs	Weighted- average exercise price per share of outstanding options and RSUs	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,509,995	$1.14	724,005
Equity compensation plans not approved by security holders	—	$—	—
TOTAL	2,509,995		724,005

As of June 30, 2022, 701,000 restricted share units ("RSUs") were outstanding and 1,808,995 stock options were outstanding under our Equity Incentive Plans to acquire 2,509,995 Common Shares.

Item 6. Selected Financial Data.

Not applicable as a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns both exploration and development stage projects in the states of Nevada and Oregon. We enhance the value of our projects by implementing exploration and engineering programs that are likely to expand and upgrade known mineral resources to mineral reserves. To further advance our projects towards the production decision, we manage the completion of the appropriate technical studies including feasibility studies and undertake permitting processes with the relevant local, state and federal regulators. The following discussion updates our outlook and plan of operations for the foreseeable future. It also analyzes our financial condition and summarizes the results of our operations for the years ended June 30, 2022 and 2021 and compares each year’s results to the results of the prior year.

Operating Highlights:

During the fiscal year-ended June, 2022, the Company conducted several exploration programs and continued with its permitting at its Grassy Mountain Project. Highlights include:

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
•
Completed a metallurgical testing program using Atmospheric Alkaline Oxidation recovery process for the treatment of sulfide mineralization at the Sleeper Gold Project.

Outlook:

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

Comparison of Operating Results for the year ended June 30, 2022 as compared to June 30, 2021

Results of Operations

We did not earn any revenue from mining operations for the years ended June 30, 2022 and 2021. During the year ended June 30, 2022, we completed various activities and milestones as described above in operating highlights. Other normal course of business activities included filing annual mining claim fees with the BLM, reclamation work at the Sleeper mine site and on-going reviews of its mining claims were completed.

Net Loss

Our net loss for the year ended June 30, 2022 was $7,837,316 compared to a net loss of $5,903,618 in the previous year. The increase of approximately 33% is fully described below. We will continue to incur losses for the foreseeable future as we continue with our planned exploration and development programs.

Expenses

Exploration, Development and Reclamation and Land Holding Costs

For the year ended June 30, 2022, exploration and development expenses were $4,436,266 compared to $2,816,685 in the prior year. This represents an increase of 57% or $1,619,581 which was mainly due to the Company completing several exploration and development activities at both its Oregon and Nevada based properties. At Grassy Mountain, the Company continued with the permitting process with the State of Oregon and the BLM and submitted modified permit applications and at our Frost Property completed a drill program. Total exploration and development expenses at Grassy Mountain and Frost Project during the year were $2,859,348. At Sleeper, the Company completed a small drill program to test zones of mineralization and at its Bald Peak Project conducted rock surface sampling, completed a geophysical survey and planned for a future exploratory drill program. We also incurred expenses related to the reclamation program at the Sleeper Project. These reclamation expenses are reimbursed from an insurance policy the Company holds related to the closure and reclamation of the past producing Sleeper mine. Total exploration and reclamation expenses at our Nevada based properties during the year were $1,576,918.

For the year ended June 30, 2021, the Company mainly focused its development activities on the permitting process with the State of Oregon. Total development expense at Grassy Mountain in the previous year were $1,949,753. For the year ended June 30, 2021, the Company incurred $866,932 at its Sleeper Gold Project for reclamation and general exploration activities which included drill program planning.

For the year ended June 30, 2022, land holding costs increased by $99,948 or by 18% from the prior year of $540,401 to $640,349. The increase is primarily due the additional mining claim maintenance from the acquisition of new exploration properties.

Salaries and Benefits

For the year ended June 30, 2022, salary and benefits decreased by 13% or by $177,149 from the prior year to $1,196,302. Salary and benefits are comprised of cash and stock-based compensation of the Company’s executive and corporate administration teams. The decrease primarily reflects lower cash bonus and stock-based compensation recorded in the current year compared to the previous comparable year. Included in the salary and benefits expense amount for the year ended June 30, 2022 and 2021 was non-cash stock based compensation of $262,398 and $332,786 respectively.

Directors’ Compensation

For the year ended June 30, 2022, directors’ compensation decreased by 28% or by $44,977 from the prior year ended June 30, 2021. The decrease is due to the stock-based compensation recorded in the current year-ended June 30, 2022 compared to the prior year ended June 30, 2021.

Professional Fees and General and Administration

For the year ended June 30, 2022, professional fees were $130,765 compared to $174,039 in the prior year. This represents a decrease of 25% or $43,274. Professional fees included legal, advisory and consultant expenses incurred on corporate and operational activities being performed by the Company on a period-by-period basis.

For the year ended June 30, 2022, general and administration expenses increased by 17% to $565,466 from $483,608 in the prior year. The increase in expenses was mainly due to an increase in travel and marketing costs.

Asset Retirement Obligation

For the year ended June 30, 2022, the Company's asset retirement obligation for the Sleeper Gold Project increased to $4,475,270 from $1,849,644 from the prior year ended June 30, 2021. $2,475,169 of the increase was a result of a change in estimate in the cost to convert ponds from the past mining operations to evaporation cell as required by NDEP. Due to the engineered designs required and approved by NDEP, the Company requested proposals to complete the pond conversions from third party contractors which were materially higher than its previous estimates. The work to complete the ponds are expected to be completed in the second half of calendar year 2024 and the costs are expected to be reimbursed by the insurance policy held by the Company for government mandated reclamation at the Sleeper Gold Project.

Liquidity and Capital Resources

Operating, Investing and Financing Activities

At June 30, 2022, we had cash and cash equivalents of $2,484,156 compared to $3,113,064 as at June 30, 2021. In May 2020, the Company established an “at the market” equity offering program (“ATM”) with Cantor Fitzgerald & Co. and Canaccord Genuity LLC to proactively increase financial flexibility. During the fiscal year ended June 30, 2022 the Company issued 7,766,388 shares (2021- 3,209,133 shares) for net proceeds of $6,119,954 (2021 -$3,722,554) under the program. At June 30, 2022, the Company’s prepaid expenses were $1,280,895 compared to $1,152,396 for the year-ended June 30, 2021. Included in the total for the year-ended June 30, 2022 were annual payments to hold the Company’s mining claims for all its mineral properties of $568,572. The prepaid expenses also included amounts to secure a helicopter for Paramount’s planned drill program at the Bald Peak Project.

The main uses of cash were comprised of the following material amounts:

•
Cash used to fund our operations, which included general and administration expenses, land holding costs, exploration and development programs at our mineral properties, of $6,701,139.

In addition to cash used in operating activities, the Company used and received cash as follows:

•
Cash used to purchase mining claims in the State of Nevada and equipment of $47,723;
•
Cash received from equity financings of $6,119,954.

Going Concern

The Consolidated Financial Statements of the Company have been prepared on a “going concern” basis, which means that the continuation of the Company is presumed even though events and conditions exist that, when considered in aggregate, raise substantial doubt about the Company’s ability to continue as a going concern because it is possible that the Company will be required to adversely change its current business plan or many be unable to meet its obligations as they become due with one year after the date of that these financial statements were issued.

Paramount expects to continue to incur losses as a result of costs and expenses related to maintaining its properties and general and administrative expenses. Since 2015, the Company has relied on equity financings, debt financings and sale of royalties to fund its operations and the Company expects to rely on these forms of financing to fund operations into the near future. The Company will also continue to identify ways to reduce its cash expenditures.

Paramount’s current business plan requires working capital to fund non-discretionary expenditures for its exploration and development activities on its mineral properties, mineral property holding costs and general and administrative expenses. It also requires approximately $4.3 million in capital to repay the 2019 convertible notes which become due in September 2023.

We anticipate our twelve-month cash expenditures for our fiscal year ending June 30, 2023 to be as follows:

•
$3.3 million on corporate, land claim maintenance and general expenses

For discretionary exploration and development, subject to available cash on hand and additional share issuances, we are budgeting the following amounts:

•
$3.0 million on the Grassy Mountain Project state and federal permitting activities
•
$0.25 million on the Sleeper Gold Project
•
$0.8 million on the Bald Peak exploration programs

For the planned reclamation activities required by state and federal regulators at Sleeper, the Company expects that these expenditures will be reimbursed by insurance proceeds. For any interest that accrues and is owing on the outstanding convertible debt, the Company expects to elect to pay the semi-annual interest payment in shares of its Common Stock.

Subsequent to October 13, 2022, the Company expects to fund operations as follows:

•
Existing cash on hand and working capital.
•
The existing ATM with Cantor Fitzgerald & Co. and Canaccord Genuity LLC.
•
Other debt, equity financings and sale of royalties.

Historically, we have been successful in accessing capital through equity and debt financing arrangements or by the sale of royalties on its mineral properties, no assurance can be given that additional financing will be available to it in amounts sufficient to meet its needs, or on terms acceptable to the Company. In the event that we are unable to obtain additional capital or financing, our operations, exploration and development activities will be significantly adversely affected. The continuation of the Company as a going concern is dependent on having sufficient capital to maintain our operations and to repay the convertible notes which become due in September 2023. In considering our financing plans, our current working capital position and our ability to reduce operating expenses the Company believes there is substantial doubt about its ability to continue as a going concern twelve months after the date that our financial statements are issued.

Critical Accounting Policies and Estimates

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

Estimates

The Company prepares its consolidated financial statements and notes in conformity to United States Generally Accepted Accounting Principles (“U.S. GAAP”) and requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates these estimates, including those related the adequacy of the Company’s reclamation and environmental obligation, share based compensation, valuation of deferred tax assets and assessment of impairment of mineral properties. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Option awards are generally granted with an exercise price equal to the market price of Paramount’s stock at the date of grant and have contractual lives of 5 years. To better align the interests of its key executives, employee and directors with those of its shareholders a significant portion of those share option awards will vest contingent upon meeting certain stock price appreciation performance goals and other performance conditions. Option and share awards provide for accelerated vesting if there is a change in control (as defined in the employee share option plan). For the year ended June 30, 2022, the Company did not grant any stock options. For the year ended June 30, 2021, the Company used the Black-Scholes option valuation model to value stock options granted. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates which are subjective and may not be representative of actual results. Changes in assumptions can materially affect estimates of fair values. For purposes of the calculation, the following assumptions were used for the fiscal years ended June 30, 2022 and 2021:

	2022	2021
WA Risk free interest rate	N/A	.22%
WA Expected dividend yield	N/A	0%
WA Expected stock price volatility	N/A	60%
WA Expected life of options	N/A	5 years

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Resignation of Previous Independent Registered Public Accounting Firm

On July 25, 2022, MNP LLP (“MNP”) resigned its positions as the independent registered public accounting firm of the Company.

MNP’s reports on the Company’s consolidated financial statements as of and for the fiscal years ended June 30, 2021 and 2020 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years ended June 30, 2021 and 2020 and during the period from July 1, 2021 through July 25, 2022, the Company has not had any disagreement with MNP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to MNP’s satisfaction, would have caused MNP to make reference to the subject matter of disagreement in their reports on the Company’s consolidated financial statements. In addition, during such periods, there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Engagement of New Independent Registered Public Accounting Firm

On July 25, 2022, the Company engaged Moss Adams LLP (“Moss Adams”) as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2022. During the years ended June 30, 2021 and 2020 and the subsequent interim periods through July 25, 2022, neither the Company nor anyone acting on its behalf consulted with Moss Adams regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Moss Adams concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework. Based on this assessment, our management concluded that, as of June 30, 2022, our internal control over financial reporting is effective based on those criteria.

Because we are a smaller reporting company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are a smaller reporting company.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the year ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in the Company’s 2022 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2022 (the “2022 Proxy Statement”) and is hereby incorporated by reference thereto.

Item 11. Executive Compensation.

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2021 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2022 and is hereby incorporated by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2022 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2022 and is hereby incorporated by reference thereto.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2022 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2022 and is hereby incorporated by reference thereto.

Item 14. Principal Accounting Fees and Services.

The information required by Item 9(e) of Schedule 14A will be filed in the Company’s 2022 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended June 30, 2022 and is hereby incorporated by reference thereto. The Company's independent registered public accounting firm is Moss Adams LLP, Denver, CO, PCAOB ID: 659.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following report and financial statements are filed together with this Annual Report:
(1)
Audited Consolidated Financial Statements of Paramount Gold Nevada Corp.

Included in Part II of this report:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2022 and 2021

Consolidated Statements of Operations for the years ended June 30, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended June 30, 2022 and 2021

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2022 and 2021

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

3.1	Certificate of Amended and Restated Articles of Incorporation.[2]
3.2	Amended and Restated Bylaws.[2]
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.2	Form of Warrant (Incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K of the Company filed on February 9, 2017)
4.3	Form of Warrant (Incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K of the Company filed on June 29, 2018)
4.4	Form of Senior Secured Convertible Note (Incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K of the Company filed on September 13, 2019)
10.1	2015 Stock Incentive and Equity Compensation Plan.[2]
10.2	2016 Stock Incentive and Equity Compensation Plan (Incorporated herein by reference to Exhibit 1 to Definitive Proxy Statement on Schedule 14A of the Company filed on October 28, 2016)
10.3	Form of Stock Subscription Agreement between Coeur Mining, Inc. and the Registrant.[3]
10.4	Employment Agreement dated October 26, 2015 between Company and Glen Van Treek (Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company filed on October 26, 2015)
10.5	Employment Agreement dated October 26, 2015 between Company and Carlo Buffone (Incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K of the Company filed on October 26, 2015)
10.6	Amended Employment Agreement Glen Van Treek dated August 10, 2016 (Incorporated herein by reference to exhibit 10.1 to Current Report on Form 8-K of the Company filed on August 12, 2016)
10.7	Amended Employment Agreement Carlo Buffone dated August 10, 2016 (Incorporated herein by reference to exhibit 10.2 to Current Report on Form 8-K of the Company filed on August 12, 2016)
10.8	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company filed on February 9, 2017)
10.9	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company filed on June 29, 2018)
10.10	Form of Security Agreement (Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company filed on September 13, 2019)
21.1*	List of subsidiaries.
23.1*	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
23.2*	Consent of MNP LLP
23.3*	Consent of Qualified Person for Technical Report Summary of The Sleeper Gold Project - Respec Company LLC
23.4*	Consent of Qualified Person for Technical Report Summary of The Sleeper Gold Project - Woods Process Services LLC
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
96.1

Technical Report Summary for the Grassy Mountain Project, Oregon, U.S.A. (Incorporated by reference to exhibit 96.1 to the Registrant's Current Report on Form 8-K filed on October 6, 2022 (File. No. 001-36908)

96.2*	Technical Report Summary for the Sleeper Gold Project, Nevada, U.S.A.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

1 Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed on February 23, 2015.

2 Incorporated by reference to the exhibit filed in the Registrant’s Form 10-Q filed on May 22, 2015.

3 Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed on April 2, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paramount Gold Nevada Corp.

Date: October 13, 2022	By:	/s/ Rachel Goldman
Rachel Goldman
(Director and CEO)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rachel Goldman	Director and CEO (Principal Executive Officer)	October 13, 2022
Rachel Goldman

/s/ Carlo Buffone	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 13, 2022
Carlo Buffone

/s/ Glen Van Treek	Director, President and Chief Operating Officer	October 13, 2022
Glen Van Treek

/s/ Rudi Fronk	Director	October 13, 2022
Rudi Fronk

/s/ John Carden	Director	October 13, 2022
John Carden

/s/ Eliseo Gonzalez-Urien	Director	October 13, 2022
Eliseo Gonzalez-Urien

/s/ Christopher Reynolds	Director	October 13, 2022
Christopher Reynolds

/s/ Pierre Pelletier	Director	October 13, 2022
Pierre Pelletier

/s/ Samantha Espley	Director	October 13, 2022
Samantha Espley

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Paramount Gold Nevada Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Paramount Gold Nevada Corp. and subsidiaries (the “Company”) as of June 30, 2022 the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2022 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has not generated revenues or cash flows from operations and does not expect to generate any in the near future, and the Company expects to settle the convertible notes that mature in September 2023 with current working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the (consolidated) financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Moss Adams LLP

Denver, Colorado

October 13, 2022

We have served as the Company’s auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Paramount Gold Nevada Corp.

Opinion the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Paramount Gold Nevada Corp. (the Company) as of June 30, 2021, and the related consolidated statement of operations and comprehensive loss, stockholders’ equity, and cash flow for the year ended June 30, 2021, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2021, and the result of its consolidated operations and its consolidated cash flow for the year ended June 30, 2021,in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MNP LLP

Chartered Professional Accountants

We have served as the Company’s auditor since 2015.

Vancouver, Canada

September 17, 2021

PARAMOUNT GOLD NEVADA CORP.

Consolidated Balance Sheets

as of June 30, 2022 and 2021

	As at June 30,	As at June 30,
	2022	2021
Assets
Current Assets
Cash and cash equivalents	$2,484,156	$3,113,064
Prepaid expenses and deposits	1,280,895	1,152,396
Total Current Assets	3,765,051	4,265,460
Non-Current Assets
Mineral properties	51,742,873	49,197,704
Reclamation bond	498,276	533,703
Property and equipment	6,513	5,959
Total Non-Current Assets	52,247,662	49,737,366
Total Assets	$56,012,713	$54,002,826
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$638,256	$638,950
Reclamation and environmental obligation, current portion	120,000	310,022
Total Current Liabilities	758,256	948,972
Non-Current Liabilities
Convertible debt	3,570,430	3,517,082
Covertible debt, related parties	651,380	644,420
Deferred tax liability	277,627	—
Reclamation and environmental obligation, non-current portion	4,355,270	1,539,622
Total Non-Current Liabilities	8,854,707	5,701,124
Total Liabilities	9,612,963	6,650,096
Commitments and Contingencies (Note 13)
Stockholders' Equity
Common stock, par value $0.01, 200,000,000 authorized shares, 46,591,081 issued and outstanding at June 30, 2022 and 200,000,000 authorized shares, 38,154,109 issued and outstanding at June 30, 2021	465,912	381,542
Additional paid in capital	113,805,101	107,005,135
Accumulated deficit	(67,871,263)	(60,033,947)
Total Stockholders' Equity	46,399,750	47,352,730
Total Liabilities and Stockholders' Equity	$56,012,713	$54,002,826

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Operations

for the Years ended June 30, 2022 and 2021

	For the Year Ended June 30, 2022	For the Year Ended June 30, 2021

Expenses
Exploration and development	4,436,266	2,816,685
Land holding costs	640,349	540,401
Professional fees	130,765	174,039
Salaries and benefits	1,196,302	1,373,451
Directors' compensation	113,717	158,694
General and administrative	565,466	483,608
Insurance	223,033	220,480
Depreciation	2,169	2,508
Accretion	183,693	60,040
Total Expenses	7,491,760	5,829,906
Net Loss before Other Expense	7,491,760	5,829,906
Other Expense (Income)
Other income	(330,971)	(330,259)
Interest income	(3)	(2,293)
Interest and service charges	398,903	442,211
Gain on forgiveness of promissory note	—	(35,947)
Net Loss before Income Taxes	7,559,689	5,903,618
Income Taxes
Deferred tax expense	277,627	—
Net Loss	$7,837,316	$5,903,618

Loss per Common Share
Basic and diluted	$0.19	$0.17

Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic and diluted	42,354,842	35,533,269

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Stockholders’ Equity

for the Years ended June 30, 2022 and 2021

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2021	38,154,109	$381,542	$107,005,135	$(60,033,947)	$47,352,730
Stock based compensation	266,000	2,660	437,667	—	440,327
Capital issued for financing	7,766,388	77,664	6,042,290	—	6,119,954
Capital issued for payment of interest	404,584	4,046	320,009	—	324,055
Net loss	—	—	—	(7,837,316)	(7,837,316)
Balance at June 30, 2022	46,591,081	$465,912	$113,805,101	$(67,871,263)	$46,399,750

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2020	32,958,404	$329,584	$100,881,957	$(54,130,329)	$47,081,212
Stock based compensation	—	—	436,777	—	436,777
Capital issued for purchase of mineral properties	257,353	2,574	275,367	—	277,941
Capital issued for services	166,792	1,668	179,790	—	181,458
Capital issued for payment of interest	362,427	3,624	395,153	—	398,777
Capital issued for financing	3,209,133	32,092	3,690,462	—	3,722,554
Capital issued on conversion of debt	1,200,000	12,000	1,145,629	—	1,157,629
Net loss	—	—	—	(5,903,618)	(5,903,618)
Balance at June 30, 2021	38,154,109	$381,542	$107,005,135	$(60,033,947)	$47,352,730

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Cash Flows

for the Years ended June 30, 2022 and 2021

	For the Year Ended June 30, 2022	For the Year Ended June 30, 2021
Net Loss	$(7,837,316)	$(5,903,618)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	2,169	2,508
Share based payments	—	181,458
Stock based compensation	440,327	436,777
Amortization of debt issuance costs	60,308	62,903
Interest expense	325,283	359,253
Accretion expense	183,693	60,040
Gain upon forgiveness of promissory note	—	(35,947)
Settlement of asset retirement obligations	(33,236)	—
Change in reclamation bonds and commutation accounts	35,427	(163,178)
Deferred tax expense	277,627	—
Effect of changes in operating working capital items:
(Increase)/Decrease in prepaid expenses	(153,499)	(709,800)
Increase/(Decrease) in accounts payable	(1,922)	(246,467)
Cash used in operating activities	(6,701,139)	(5,956,071)
Cash flows from investing activities:
Purchase of mineral properties	(45,000)	(87,500)
Purchase of equipment	(2,723)	—
Cash used in investing activities	(47,723)	(87,500)
Cash flows from financing activities:
Capital issued for financing, net of share issuance costs	6,119,954	3,722,554
Cash provided by financing activities	6,119,954	3,722,554

Change in cash during period	(628,908)	(2,321,017)
Cash at beginning of period	3,113,064	5,434,081
Cash at end of period	$2,484,156	$3,113,064

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents. The Company maintains cash in accounts which may, at times, exceed federally insured limits. At June 30, 2022 and 2021, the Company had $2.23 million and $2.81 million, respectively, of balances in excess of federally insured limits. The Company deposits its cash with financial institutions which it believes have sufficient credit quality to minimize the risk of loss.

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

The recoverability of the costs incurred for the exploration and development of precious mineral properties is dependent on the ability of the Company to obtain the necessary financing to advance the projects to production, upon future profitable production or from proceeds from sale of properties or production royalties. The Company will continue to incur losses and have negative cash flows from operating activities and as such we will require additional capital to fund exploration and development programs, future property acquisitions and for general corporate purposes. If the Company is unable to obtain additional funding, we may be unable to continue its operations, and amounts realized for assets may be less than amounts reflected in these consolidated financial statements.

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

The Company assesses the carrying value of mineral properties for whenever information or events indicate the potential for impairment. This would include our inability to obtain all the necessary regulatory permits to build and operate mines related to our mineral properties, government actions, the results of exploration activities and technical evaluations and changes in key economic conditions such as the price of gold and silver or key inputs to the building and operating of a mine including initial capital, yearly production levels and operating expenses. We compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis. The undiscounted cash flows are based on the amounts we expect to receive from the sale of gold and silver produced from the mine, the level of operating expenses we expect to incur to produce the gold and silver that is recovered from the mineral deposit and the level of capital expected to build, operate and sustain the mine operations. If it is determined that the estimated future undiscounted cash flows are less than the carrying value of the property, a write-down to the estimated fair value will be reported in our Consolidated Statement of Income/(Loss) for the period. There has been no impairment of our mineral properties for the fiscal years-ended June 30, 2022 and 2021.

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

For the years ended June 30, 2022 and 2021, the shares of common stock equivalents related to outstanding stock options have not been included in the diluted per share calculation as they are anti-dilutive as the Company has recorded a net loss from continuing operations for each year.

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

The debenture host contracts are subsequently recorded at amortized cost at each reporting date, using the effective interest method. The embedded derivatives are subsequently recorded at fair value at each reporting date, with changes in fair value recognized in profit (loss). As of June 30, 2022 and 2021, there were no embedded derivatives.

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

Note 2. Recent Accounting Guidance

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which addresses the complexity of its guidance for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 removes the accounting models that require beneficial conversion features or cash conversion features associated with convertible instruments to be recognized as a separate component of equity, adds certain disclosure requirements for convertible instruments, amends the guidance for the derivatives scope exception for contracts in an entity’s own equity and simplifies the diluted earnings per share calculation for certain situations. This ASU is effective for the Company beginning on July 1, 2024. The Company is currently evaluating the impact of implementing these changes on the Company’s consolidated financial position, operating results and cash-flows.

Note 3. Going Concern

The Company has not generated any revenues or cash flows from operations to date. As such the Company is subject to all the risks associated with development stage companies. Since inception, the Company has incurred losses and negative cash flows from operating activities which have been funded from the issuance of common stock, convertible notes and the sale of royalties on its mineral properties. The Company does not expect to generate positive cash flows from operating activities in the near future, if at all, until such time it successfully initiates production at its Grassy Mountain Project, including obtaining construction financing, completing the construction of the proposed mine and anticipates incurring operating losses for the foreseeable future.

The Consolidated Financial Statements of the Company have been prepared on a “going concern” basis, which means that the continuation of the Company is presumed even though events and conditions exist that, when considered in aggregate, raise substantial doubt about the Company’s ability to continue as a going concern because it is possible that the Company will be required to adversely change its current business plan or many be unable to meet its obligations as they become due with one year after the date of that these financial statements were issued.

Paramount expects to continue to incur losses as a result of costs and expenses related to maintaining its properties and general and administrative expenses. Since 2015, the Company has relied on equity financings, debt financings and sale of royalties to fund its operations and the Company expects to rely on these forms of financing to fund operations into the near future. The Company will also continue to identify ways to reduce its cash expenditures.

Paramount’s current business plan requires working capital to fund non-discretionary expenditures for its exploration and development activities on its mineral properties, mineral property holding costs and general and administrative expenses. It also requires approximately $4.3 million in capital to repay the 2019 convertible notes which become due in September 2023.

Subsequent to October 13, 2022, the Company expects to fund operations as follows:

•
Existing cash on hand and working capital.
•
The existing ATM with Cantor Fitzgerald & Co. and Canaccord Genuity LLC.
•
Other debt, equity financings and sale of royalties.

Historically, we have been successful in accessing capital through equity and debt financing arrangements or by the sale of royalties on its mineral properties, no assurance can be given that additional financing will be available to it in amounts sufficient to meet its needs, or on terms acceptable to the Company. In the event that we are unable to obtain additional capital or financing, our operations, exploration and development activities will be significantly adversely affected. The continuation of the Company as a going concern is dependent on having sufficient capital to maintain our operations and to repay the convertible notes which become due in September 2023. In considering our financing plans, our current working capital position and our ability to reduce operating expenses the Company believes there is substantial doubt about its ability to continue as a going concern twelve months after the date that our financial statements are issued.

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

Our financial instruments include cash, accounts payable, accrued liabilities and convertible debt. Due to their short maturity of our cash, accounts payable and accrued liabilities, we believe that their carrying amounts approximate fair value as of June 30, 2022 and 2021. The carrying amount of convertible debt approximates fair value as the interest rate charged represents a market rate of interest.

Note 5. Non-Cash Transactions

During the year-ended June 30, 2022, the Company issued 404,584 shares of Common Stock for payment of interest accrued and owing on its outstanding 2019 Convertible Notes with a fair value of $324,055. During the year-ended June 30, 2021, the Company issued 362,427 shares of Common Stock for payment of interest accrued and owing on its outstanding 2019 Convertible Notes with a fair value of $398,777. The Company also issued 266,000 shares of Common stock under its equity compensation plans with a fair value of $170,240 and increased its asset retirement obligation and mineral properties by $2,475,169.

During the year-ended June 30, 2021, the Company issued 257,353 shares of its common stock with a fair value of $277,941 for the acquisition of mining claims.

During the year-ended June 30, 2021, the Company issued 1,200,000 shares of Common Stock upon the conversion of 1,200 of its outstanding 2019 Convertible Notes. The Company also issued 166,792 shares of Common Stock to Ausenco Engineering USA South Inc. in exchange for consulting services to complete the Grassy Mountain feasibility study valued at $181,458 and increased its asset retirement obligation by $1,498,950.

Note 6. Capital Stock

Authorized Capital

Authorized capital stock consists of 200,000,000 shares of Common Stock with par value of $0.01 per common share (2021- 200,000,000 shares of Common Stock with par value $0.01 per common share). An increase to authorized capital stock was approved by the Company’s stockholders during the year-ended June 30, 2021.

During the year-ended June 30, 2022, the Company issued 7,766,388 shares for net proceeds of $6,119,954 through its at-the-market offering. The Company also issued 404,584 shares for the payment of accrued interest (Note 7) with a fair value of $324,055.

During the year-ended June 30, 2021, the Company issued 3,209,133 shares for net proceeds of $3,722,554 through its at-the market offering. The Company also issued 362,427 shares for payment of interest accrued and owing (Note 5 and Note 7) with a fair value of $398,777. The Company also issued 1,200,000 shares upon the conversion of 1,200 of the 2019 Senior Secured Convertible Notes (Note 5 and Note 7).

In addition, during the year-ended June 30, 2021, the Company issued 166,792 shares at a value of $1.09 per share of Common Stock to Ausenco in exchange for services to complete a feasibility study at its Grassy Mountain Project (Note 5). It also issued 257,353 shares for the purchase of a mineral property with a fair value of $277,941 (Note 5 and 8).

Stock Options, Restricted Stock Units and Stock Based Compensation

Paramount’s 2015 and 2016 Stock Incentive and Compensation Plans, which are stockholder-approved, permits the grant of stock options, restricted stock units and stock to its employees and directors for up to 3.5 million shares of common stock.

Total stock-based compensation for the years-ended June 30, 2022 and 2021 were $440,327 and $436,777, respectively. Total stock-based compensation for the year-ended June 30, 2022 consists of the aggregate of stock-based compensation recorded for outstanding stock-option awards ($97,681), restricted stock unit awards ($172,406) and restricted stock grant awards ($170,240).

Restricted Stock Grants

During the year-ended June 30, 2022, the Company granted and issued 266,000 shares of common under its equity compensation plan with a fair value of $170,240.

Stock Options and Stock Based Compensation

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

For the year-ended June 30, 2022 and 2021, the Company granted nil and 755,000 stock options to employees, directors and consultants, respectively.

For the year-ended June 30, 2022, share-based compensation expense relating to service conditions options and performance conditions options were $50,861 and $46,820, respectively (2021 - $286,096 and $150,681).

The fair value for these options was calculated using the Black-Scholes option valuations method. The weighted average assumptions used for the fiscal years ending June 30, 2022 and 2021 were as follows:

	2022	2021
Weighted average risk-free interest rate	N/A	0.22%
Weighted-average volatility	N/A	60%
Expected dividends	N/A	$0.00
Weighted average expected term (years)	N/A	5.00
Weighted average fair value	N/A	$0.57

A summary of option activity under the Stock Incentive and Compensation Plan as of June 30, 2022 and 2021, and changes during the years ended June 30, 2022 and 2021 are presented below.

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2020	1,243,995	$1.20	3.63	$165,600
Granted	755,000	1.13	4.44	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2021	1,998,995	$1.17	3.31	$—
Granted	—	—	—	$—
Exercised	—	—	—	—
Forfeited or expired	(190,000)	1.42	1.48	—
Outstanding at June 30, 2022	1,808,995	$1.14	2.42	$—
Exercisable at June 30, 2022	1,151,662	$1.15	2.47	$—

A summary of the status of Paramount’s non-vested options as of June 30, 2022 and 2021 and changes during the years ended June 30, 2022 and 2021 are presented below.

Non-vested Options	Options	Weighted- Average Grant- Date Fair Value
Non-vested at June 30, 2020	943,992	$0.51
Granted	755,000	0.56
Vested	(664,994)	0.50
Forfeited or expired	—	—
Non-vested at June 30, 2021	1,033,998	$0.55
Granted	—	—
Vested	(288,332)	0.53
Forfeited or expired	(88,333)	0.73
Non-vested at June 30, 2022	657,333	$0.55

As of June 30, 2022 and 2021, there was $22,960 and $143,998 respectively of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the employee share option plan. That cost is expected to be recognized over a weighted-average period of 1.16 years. The total fair value of shares vested during the years ended June 30, 2022 and 2021, was $152,486 and $332,835, respectively.

Restricted Stock Units ("RSUs")

RSUs are awards for service and performance which upon vesting and settlement entitle the recipient to receive one common share of the Company's Common Stock for no additional consideration, for each RSU held.

During the year-ended June 30, 2022, the Company granted 701,000 RSUs (2021 - Nil)

During the year-ended June 30, 2022, share-based compensation expenses related to service condition RSUs and performance condition RSUs was $76,003 and $96,403, respectively (2021 - $nil and $nil)

A summary of RSUs activity is summarized as follows:

Restricted Share Unit Activity	Outstanding RSUs	Weighted average grant date fair value
Outstanding at June 30, 2020	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2021	—	$—
Granted	701,000	$0.65
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2022	701,000	$0.65

As of June 30,2022, there was approximately $284,366 of unamortized stock-based compensation expense related to outstanding RSUs. The expenses are expected to be recognized over the remaining weighted-average vesting periods of 0.91 years.

Note 7. Debt

	Debt
	June 30, 2022		June 30, 2021
	Current	Non-Current	Current	Non-Current
2019 Secured Convertible Notes	$—	$4,277,690	$—	$4,277,690
Less: unamortized discount and issuance costs	—	(55,880)	—	(116,188)
	$—	$4,221,810	$—	$4,161,502

In September 2019, the Company completed a private offering of 5,478 Senior Secured Convertible Notes (“2019 Convertible Notes”) at $975 per $1,000 face amount due in September 2023. Each 2019 Convertible Note will bear an interest rate of 7.5% per annum, payable semi-annually. The effective interest rate of the 2019 Convertible Notes is 9.24%. The principal amount of the 2019 Convertible Notes will be convertible at a price of $1.00 per share of Paramount common stock. Unamortized discount and issuance costs of $275,883 will be amortized as an additional interest expense over the four-year term of the 2019 Convertible Notes. During the year-ended June 30, 2022, the Company amortized $60,308 (2021-$62,903) of discount and issuance costs. At any point after the second anniversary of the issuance of the convertible notes, Paramount may force conversion if the share price of its common stock remains above $1.75 for 20 consecutive trading days. The convertible notes are secured by a lien on all assets of the Company and the Company is required to maintain a working capital balance of $250,000. At June 30, 2022, the working capital covenant was met by the Company.

During the year-ended June 30, 2022, there were no notes converted to shares of Common Stock (2021 – 1,200 notes converted in 1,200,000 shares of Common Stock). Also during the year-ended June 30, 2022, the Company recorded an interest expense of $325,283 (2021 - $359,253).

As of June 30, 2022, there were 4,278 (2021 - 4278) notes outstanding of which 660 (2021 - 660) were held by related parties. Related parties consisted of a director of the Company and an affiliate shareholder.

On May 5, 2020, the Company was granted a loan (the “PPP Loan”) from Wells Fargo Bank, N.A. in the amount of $35,628 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The PPP Loan which was in the form of a Promissory Note matures on May 3, 2022 and bears interest at a rate of 0.98% per annum, payable monthly commencing on November 1, 2020. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. During the year-ended June 30, 2021, the PPP Loan and accrued interest was forgiven and a gain of $35,947 was recorded on the Company’s Consolidated Statements of Operation.

Note 8. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	June 30, 2022	June 30, 2021
Sleeper and other Nevada based Projects	$28,507,145	$26,011,976
Grassy Mountain and other Oregon based Projects	23,235,728	23,185,728
	$51,742,873	$49,197,704

Sleeper:

Sleeper is located in Humbolt County, Nevada approximately 26 miles northwest of the town of Winnemucca.

During the year-ended June 30, 2022, the Company recorded an increase in reclamation and environmental obligation of $2,475,169 (2021 - $1,498,950) (Note 9) for the Sleeper Gold Project.

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

Note 9. Reclamation and Environmental Obligation:

Reclamation and environmental costs are based principally on legal requirements. Management estimates costs associated with reclamation of mineral properties and properties under mine closure. On an ongoing basis the Company evaluates its estimates and assumptions; however, actual amounts could differ from those based on estimates and assumptions.

The Company has posted several cash bonds as financial security to satisfy reclamation requirements for its BLM mining claims. The balance of posted cash reclamation bonds at June 30, 2022 is $498,276 (June 30, 2021 - $533,703).

Paramount is responsible for managing the reclamation activities from the previous mine operations at the Sleeper Gold Mine as directed by the BLM and the Nevada State Department of Environmental Protection (“NDEP”). Paramount has estimated the undiscounted reclamation costs for existing disturbances at the Sleeper Gold Project required by the BLM to be $3,557,944. These costs are expected to be incurred between the calendar years 2022 and 2060. At June 30, 2022, Paramount has also estimated undiscounted reclamation cost as required by the NDEP to be $5,280,000 (2021- $1,470,000). These costs include on-going monitoring and new requests from the NDEP to convert three processing ponds from the historical operations to evaporation cell ponds by 2023. These costs are expected to be incurred between calendar years 2022 and 2039. The sum of expected costs by year are discounted using the Company’s credit adjusted risk free interest rate from the time it expects to pay the retirement to the time it incurs the obligation. The asset retirement obligation for the Sleeper Gold Project recorded on the balance sheet is equal to the present value of the estimated reclamation costs as required by both the BLM and NDEP.

The following variables were used in the calculation for the fiscal years ending June 30, 2022 and 2021:

	Year Ended June 30, 2022	Year Ended June 30, 2021
Weighted-average credit adjusted risk free rate	9.94%	9.89%
Weighted-average inflation rate	2.32%	2.31%

Changes to the Company’s asset retirement obligation for the Sleeper Gold Mine for the years ended June 30, 2022 and 2021 are as follows:

	Year Ended June 30, 2022	Year Ended June 30, 2021
Balance at beginning of period	$1,849,644	$615,170
Accretion expense	183,693	60,040
Change in estimates	2,475,169	179,150
Additions	—	1,319,800
Settlements	(33,236)	(324,516)
Balance at end of period	$4,475,270	$1,849,644

The balance of the reclamation and environmental obligation of $4,475,270 (2021 - $1,849,644) is comprised of a current portion of $120,000 (2021 - $310,022) and a non-current portion of $4,355,270 (2021 - $1,539,622).

Note 10. Other Income

The Company’s other income details were as follows:

	Year Ended June 30, 2022	Year Ended June 30, 2021
Re-imbursement of reclamation costs	$321,113	$324,516
Leasing of water rights to third party	5,858	5,743
Restitution payment	4,000	—
Total	$330,971	$330,259

Note 11. Segmented Information

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses and mineral property carrying values by material project for the year ended June 30, 2022:

	Exploration and Development Expenses	Land Holding Costs	Mineral Properties
Sleeper Gold Project and other Nevada based Projects	$1,576,918	$486,714	$28,507,145
Grassy Mountain Project and other Oregon based Projects	2,859,348	153,635	23,235,728
	$4,436,266	$640,349	$51,742,873

Expenses and mineral property carrying values by material project for the year ended June 30, 2021:

	Exploration and Development Expenses	Land Holding Costs	Mineral Properties
Sleeper Gold Project and other Nevada based Projects	$866,932	$437,671	$26,011,976
Grassy Mountain Project and other Oregon based Projects	1,949,753	102,730	23,185,728
	$2,816,685	$540,401	$49,197,704

Additional operating expenses incurred by the Company are treated as corporate overhead with exception of accretion expense which is discussed in note 9.

Note 12. Income Taxes

At June 30, 2022, the Company has net operating loss carry forwards of $38,209,398 (2021- $38,219,334) expiring between the years 2023 and 2038 which are available to reduce future taxable income. Tax losses incurred after June 30, 2018 of $23,983,360 (2021 - $17,456,576) may be carried forward indefinitely. The tax effects of the significant components within the Company’s deferred tax asset (liability) at June 30, 2022 and 2021 are as follows:

United States	2022	2021
Mineral properties	$683,600	$868,970
Asset retirement obligation	939,807	388,425
Fixed assets	204	386
Stock options	540,381	447,913
Net operating losses	13,060,479	11,676,822
	$15,224,471	$13,382,516
Valuation allowance	(14,015,248)	(11,333,208)
Mineral properties	$1,209,223	$2,049,308
Net deferred tax asset	$—	$—

The income tax recovery differs from the amounts computed by applying statutory tax to pre-tax losses as a result of the following:

	2022	2021
Loss before taxes	$(7,559,689)	$(5,903,618)
US Statutory tax rate	21.00%	21.00%
Expected income recovery	(1,587,535)	(1,239,760)
Non-deductible items	164	157
Change in estimates	(1,094,670)	1,196,349
Other items	—	—
Change in tax rates	—	—
Change in valuation allowance	2,959,667	43,254
Total income taxes (recovery)	277,627	$—
Current tax expense (recovery)	—	—
Deferred tax expense (recovery)	277,627	—
	$—	$—

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

As at June 30, 2022 and 2021, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company is subject to income taxation at the federal and state levels. The Company is subject to US federal tax examinations for the tax years 2019 through 2022. Loss carryforwards generated or utilized in years earlier than 2019 are also subject to examination and adjustment. The Company has no income tax examinations in process.

Note 13. Commitments and Contingencies:

Other Commitments

Paramount has an agreement to acquire 44 mining claims (“Cryla Claims”) covering 589 acres located immediately to the west of the proposed Grassy Mountain site from Cryla LLC. Paramount is obligated to make annual lease payments of $40,000 per year the first two years of the lease term and $60,000 per year thereafter with an option to purchase the Cryla Claims for $560,000 at any time. The term of the agreement is 25 years. In the event Paramount exercises its option to acquire the Cryla Claims, all annual payments shall be credited against a production royalty that will be based on a prevailing price of the metals produced from the Cryla Claims. The royalty rate ranges between 2% and 4% based on the daily price of gold. The agreement with Cryla can be terminated by Paramount at any time. Paramount made the annual lease payment of $60,000 as required by the agreement during the year ended June 30, 2022. The Cryla Claims are without known mineral reserves and there is no current exploratory work being performed.

Paramount has an agreement with Nevada Select Royalty (“Nevada Select”) to purchase 100% in the Frost Project, which consists of 40 mining claims located approximately 12 miles west of its Grassy Mountain Project. A total consideration of $250,000 payable to Nevada Select will be based on certain events over time. Upon signing the agreement, Paramount made a payment of $10,000 to Nevada Select. Nevada Select will retain a 2% NSR on the Frost Claims and Paramount has the right to reduce the NSR to 1% for a payment of $1 million. All required payments under the agreement due at June 30, 2022 have been paid. The Frost Claims are without known mineral reserves.

During the year-ended June 30, 2022, the Company entered into an option agreement with Nevada Select to purchase the Bald Peak mining claims in the State of Nevada and California for a total consideration of $300,000. Payments under the agreement will be based on achieving certain events over time. Upon signing the agreement Paramount made a payment to Nevada Select of $20,000. The Bald Peak Claims are without known mineral reserves.

Seabridge holds an NPI put option in which during the 30-day period immediately following the day that the Company has delivered notice to Seabridge that a positive production decision has been made and construction financing has been secured with respect to the Grassy Mountain Project, Seabridge may cause the Company to purchase the NPI for CDN$10,000,000. If Seabridge exercises the right to cause the Company to purchase the NPI, the Company would likely need to seek additional equity or other financing to fund the purchase, which financing may not be available to the Company on favorable terms or at all.

Note 14. Subsequent Events

Subsequent to the fiscal year ended June 30, 2022, the Company issued 341,297 shares at a fair value price of $0.47 per share for the payment of interest accrued and owing at June 30, 2022 for its outstanding convertible debt. It also issued 50,000 stock options to a director of the Company.