Form 10-Q
period 2022-09-30
Paramount Gold Nevada Corp.
filed 2022-11-10
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s Common Stock outstanding, $0.01 par value per share, as of November 7, 2022 was 46,932,378.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	PZG	NYSE American

Table of Contents

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Interim Balance Sheets as of September 30, 2022 and June 30, 2022(Unaudited)	2
	Condensed Consolidated Interim Statements of Operations for the Three-Months Ended September 30, 2022 and September 30, 2021(Unaudited)	3
	Condensed Consolidated Interim Statements of Stockholders’ Equity for the Three-Months Ended September 30, 2022 and Year ended June 30, 2022 (Unaudited)	4
	Condensed Consolidated Interim Statement of Cash Flows for Three-Months Ended September 30, 2022 and September 30, 2021 (Unaudited)	5
	Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION
Item 1A.	Risk Factors	20
Item 4.	Mine Safety Disclosures	20
Item 6.	Exhibits	21

Signatures	Directors, Executive Officers and Corporate Governance	22

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

(Unaudited)

	September 30, 2022	June 30, 2022
Assets
Current Assets
Cash and cash equivalents	$1,271,450	$2,484,156
Prepaid expenses and deposits	883,045	1,280,895
Total Current Assets	2,154,495	3,765,051
Non-Current Assets
Mineral properties	51,742,873	51,742,873
Reclamation bond	498,276	498,276
Property and equipment	6,027	6,513
Total Non-Current Assets	52,247,176	52,247,662
Total Assets	$54,401,671	$56,012,713
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$492,429	$638,256
Reclamation and environmental obligation, current portion	120,000	120,000
Convertible debt	3,583,288	—
Convertible debt, related parties	653,723	—
Total Current Liabilities	4,849,440	758,256
Non-Current Liabilities
Convertible debt	—	3,570,430
Convertible debt, related parties	—	651,380
Deferred tax liability	277,627	277,627
Reclamation and environmental obligation, non-current portion	4,436,831	4,355,270
Total Non-Current Liabilities	4,714,458	8,854,707
Total Liabilities	9,563,898	9,612,963
Commitments and Contingencies (Note 11)
Stockholders' Equity
Common stock, par value $0.01, 200,000,000 authorized shares, 46,932,378 issued and outstanding at September 30, 2022 and 200,000,000 authorized shares, 46,591,081 issued and outstanding at June 30, 2022	469,325	465,912
Additional paid in capital	114,079,927	113,805,101
Deficit	(69,711,479)	(67,871,263)
Total Stockholders' Equity	44,837,773	46,399,750
Total Liabilities and Stockholders' Equity	$54,401,671	$56,012,713

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2022	2021

Expenses
Exploration	839,594	1,256,805
Land holding costs	161,055	141,193
Professional fees	133,328	44,963
Salaries and benefits	307,374	230,749
Directors' compensation	35,341	13,837
General and administrative	103,309	119,863
Insurance	55,379	74,040
Depreciation	486	851
Accretion	111,561	45,969
Total Expenses	1,747,427	1,928,270
Net Loss before Other Expense	1,747,427	1,928,270
Other Expense (Income)
Other income	(5,975)	(116,299)
Interest and service charges	98,764	101,775
Net Loss	$1,840,216	$1,913,746

Loss per Common Share
Basic and diluted	$0.04	$0.05

Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic and diluted	46,928,668	38,758,971

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2022	46,591,081	$465,912	$113,805,101	$(67,871,263)	$46,399,750
Stock based compensation	—	—	117,826	—	117,826
Capital issued for payment of interest	341,297	3,413	157,000	—	160,413
Net loss	—	—	—	(1,840,216)	(1,840,216)
Balance at September 30, 2022	46,932,378	$469,325	$114,079,927	$(69,711,479)	$44,837,773

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2021	38,154,109	$381,542	$107,005,135	$(60,033,947)	$47,352,730
Stock based compensation	—	—	42,671	—	42,671
Capital issued for financing	2,202,352	22,024	1,807,527	—	1,829,551
Capital issued for payment of interest	168,690	1,687	161,955	—	163,642
Net loss	—	—	—	(1,913,746)	(1,913,746)
Balance at September 30, 2021	40,525,151	$405,253	$109,017,288	$(61,947,693)	$47,474,848

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2022	2021
Net Loss	$(1,840,216)	$(1,913,746)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	486	851
Stock based compensation	117,826	42,671
Amortization of debt issuance costs	15,201	15,201
Interest expense	81,989	81,989
Accretion expense	111,561	45,969
Settlement of asset retirement obligations	(30,000)	—
Change in reclamation bonds accounts	—	32,965
Effect of changes in operating working capital items:
(Increase)/Decrease in prepaid expenses	397,850	272,830
Increase/(Decrease) in accounts payable	(67,403)	140,445
Cash used in operating activities	(1,212,706)	(1,280,825)
Cash flows from investing activities:
Purchase of equipment	—	(2,723)
Cash used in investing activities	—	(2,723)
Cash flows from financing activities
Capital issued for financing, net of share issuance costs	—	1,829,551
Cash provided by financing activities	—	1,829,551

Change in cash during period	(1,212,706)	546,003
Cash at beginning of period	2,484,156	3,113,064
Cash at end of period	$1,271,450	$3,659,067

See Note 4 for supplemental cash flow information

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements

For the Three-Months Period Ended September 30, 2022 and 2021

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

The condensed consolidated interim financial statements have been prepared on an accrual basis of accounting, in conformity with U.S. GAAP, are presented in US dollars and follow the same accounting policies and methods of their application as the most recent annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended June 30, 2022.

Significant Accounting Policies

Please see Note 1- Description of Business and Summary of Significant Accounting Policies contained in the 2022 10-K.

Note 2. Going Concern

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

The Consolidated Financial Statements of the Company have been prepared on a “going concern” basis, which means that the continuation of the Company is presumed even though events and conditions exist that, when considered in aggregate, raise substantial doubt about the Company’s ability to continue as a going concern because it is possible that the Company will be required to adversely change its current business plan or may be unable to meet its obligations as they become due with one year after the date of that these financial statements were issued.

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

Subsequent to November 10, 2022, the Company expects to fund operations as follows:

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

Our financial instruments include cash, accounts payable, accrued liabilities and convertible debt. Due to their short maturity of our cash, accounts payable and accrued liabilities, we believe that their carrying amounts approximate fair value as of September 30, 2022 and 2021. The carrying amount of convertible debt approximates fair value as the interest rate charged represents a market rate of interest.

Note 4. Non-Cash Transactions

For the three months ended September 30, 2022, the Company issued 341,297 shares of Common Stock for payment of interest accrued and owing on its outstanding 2019 Convertible Notes.

For the three months ended September 30, 2021, the Company issued 168,690 shares of Common Stock for payment of interest accrued and owing on its outstanding 2019 Convertible Notes.

Note 5. Capital Stock

Authorized Capital

Authorized capital stock consists of 200,000,000 common shares with par value of $0.01 per common share (June 30, 2022 – 200,000,000 common shares with par value $0.01 per common share).

For the three months ended September 30, 2022, the Company issued 341,297 shares for payment of interest accrued and owing (Note 6) with a fair value of $160,413.

For the three months ended September 30, 2021, the Company issued 168,690 shares for payment of interest accrued and owing (Note 6) with a fair value of $163,642. The Company issued 2,202,352 shares for gross proceeds of $1,886,135 through its at-the-market offering. Share issuance costs related to this were $56,584.

Stock Options, Restricted Stock Units and Stock Based Compensation

Paramount’s 2015 and 2016 Stock Incentive and Compensation Plans, which are stockholder-approved, permits the grant of stock options, restricted stock units and stock to its employees and directors for up to 3.5 million shares of common stock.

Total stock-based compensation for the three months ended September 30, 2022 and 2021 were$117,826 and $42,671, respectively.

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

For the three months ended September 30, 2022, the Company granted 50,000 options (2021 – nil) with an exercise price of $0.60 and a term of 5 years. The stock options vested immediately on the date of grant.

The fair value for these options was calculated using the Black-Scholes option valuations method. The weighted average assumptions used were as follows:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Weighted average risk-free interest rate	2.79%	N/A
Weighted-average volatility	58%	N/A
Expected dividends	0	N/A
Weighted average expected term (years)	5	N/A
Weighted average fair value	$0.19	N/A

For the three months ended September 30, 2022, share-based compensation expense relating to service condition options and performance condition options was $11,084 and $3,647, respectively (2021 - $22,640 and $20,030).

A summary of stock option activity under the Stock Incentive and Compensation Plans as of September 30, 2022 is presented below:

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2021	1,998,995	$1.17	3.31	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(190,000)	1.42	1.48	—
Outstanding at June 30, 2022	1,808,995	$1.14	2.42	$—
Granted	50,000	0.60	4.75	$—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at September 30, 2022	1,858,995	$1.13	2.24	$—
Exercisable at September 30, 2022	1,201,662	$1.12	2.32	$—

A summary of the status of Paramount’s non-vested options as at September 30, 2022 is presented below:

Non-vested Options	Options	Weighted- Average Grant- Date Fair Value
Non-vested at June 30, 2021	1,033,998	$0.55
Granted	—	—
Vested	(288,332)	0.53
Forfeited or expired	(88,333)	0.73
Non-vested at June 30, 2022	657,333	$0.55
Granted	50,000	0.19
Vested	(50,000)	0.19
Forfeited or expired	—	—
Non-vested at September 30, 2022	657,333	$0.55

As of September 30, 2022, there was approximately $17,908 of unamortized stock-based compensation expense related to non-vested stock options outstanding. The expenses are expected to be recognized over a weighted-average period of 1.02 years. The total fair value of stock based compensation that vested related to outstanding stock options during the three months ended September 30, 2022 and 2021, was $9,679 and $nil, respectively.

Restricted Stock Units ("RSUs")

RSUs are awards for service and performance which upon vesting and settlement entitle the recipient to receive one common share of the Company's Common Stock for no additional consideration, for each RSU held.

For the three months ended September 30, 2022, there were no RSUs granted by the Company (2021 - Nil).

For the three months ended September 30, 2022, share-based compensation expenses related to service condition RSUs and performance condition RSUs was $39,019 and $64,076, respectively (2021 - $nil and $nil)

A summary of RSUs activity is summarized as follows:

Restricted Share Unit Activity	Outstanding RSUs	Weighted average grant date fair value
Outstanding at June 30, 2021	—	$—
Granted	701,000	0.65
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2022	701,000	$0.65
Granted	—	$—
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2022	701,000	$0.65

As of September 30, 2022, there was approximately $181,271 of unamortized stock-based compensation expense related to outstanding RSUs. The expenses are expected to be recognized over the remaining weighted-average vesting periods of 0.75 years.

Note 6. Convertible Debt

	Debt
	September 30, 2022		June 30, 2022
	Current	Non-Current	Current	Non-Current
2019 Secured Convertible Notes	$4,277,690	—	$—	$4,277,690
Less: unamortized discount and issuance costs	(40,679)	—	—	(55,880)
	$4,237,011	$—	$—	$4,221,810

In September 2019, the Company completed a private offering of 5,478 Senior Secured Convertible Notes (“2019 Convertible Notes”) at $975 per $1,000 face amount due in 2023. Each 2019 Convertible Note will bear an interest rate of 7.5% per annum, payable semi-annually. The effective interest rate of the 2019 Convertible Notes in 9.23%. The principal amount of the 2019 Convertible Notes will be convertible at a price of $1.00 per share of Paramount common stock. Unamortized discount and issuance costs of $275,883 will be amortized as an additional interest expense over the four year term of the 2019 Convertible Notes. For the three months ended September 30, 2022 and 2021, the Company amortized $15,201 and $15,201 of discount and issuance costs. At any point after the second anniversary of the issuance of the convertible notes, Paramount may force conversion if the share price of its common stock remains above $1.75 for 20 consecutive trading days. The convertible notes are secured by a lien on all assets of the Company and the Company is required to maintain a working capital balance of $250,000. At September 30, 2022, excluding the current 2019 Secured Convertible Notes, the working capital covenant was met by the Company.

During the three months ended September 30, 2022, there were no conversions of 2019 Convertible Notes to common stock of the Company.

As of September 30, 2022, there were 4,278 (2021 - 4278) notes outstanding of which 660 (2021 - 660) were held by related parties. Related parties consisted of a director of the Company and an affiliate shareholder.

Note 7. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	September 30, 2022	June 30, 2022
Sleeper and other Nevada based Projects	$28,507,145	$28,507,145
Grassy Mountain and other Oregon based Projects	23,235,728	23,235,728
	$51,742,873	$51,742,873

Sleeper:

Sleeper is located in Humboldt County, Nevada, approximately 26 miles northwest of the town of Winnemucca.

Grassy Mountain:

The Grassy Mountain Project is located in Malheur County, Oregon, approximately 22 miles south of Vale, Oregon, and roughly 70 miles west of Boise, Idaho.

Impairment of Mineral Properties

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the three months ended September 30, 2022 and September 30, 2021, no events or changes in circumstance are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no interim impairment was necessary.

Note 8. Reclamation and Environmental

Reclamation and environmental costs are based principally on legal requirements. Management estimates costs associated with reclamation of mineral properties and properties under mine closure. On an ongoing basis the Company evaluates its estimates and assumptions; however, actual amounts could differ from those based on estimates and assumptions.

The Company has posted several cash bonds as financial security to satisfy reclamation requirements. The balance of posted cash reclamation bonds at September 30, 2022 is $498,276 (June 30, 2022 - $498,276).

Paramount is responsible for managing the reclamation activities from the previous mine operations at the Sleeper Gold Mine as directed by the Bureau of Land Management ("BLM") and the Nevada State Department of Environmental Protection (“NDEP”). Paramount has estimated the undiscounted reclamation costs for existing disturbances at the Sleeper Gold Project required by the BLM to be $3,639,771. These costs are expected to be incurred between the calendar years 2022 and 2060. Paramount has also estimated undiscounted reclamation cost as required by the NDEP to be $5,280,000. These costs include on-going monitoring and new requests from the NDEP to convert three processing ponds from the historical operations to evaporation cell ponds by the 2nd half of calendar year 2023. On-going monitoring costs are expected to be incurred between 2022 and 2039. The sum of expected costs by year are discounted using the Company’s credit adjusted risk free interest rate from the time it expects to pay the retirement to the time it incurs the obligation. The reclamation and environmental costs for the Sleeper Gold Project recorded on the balance sheet is equal to the present value of the estimated reclamation costs as required by both the BLM and NDEP.

The following variables were used in the calculation for the periods ending September 30, 2022 and June 30, 2022:

	Three Months Ended September 30, 2022	Year Ended June 30, 2022
Weighted-average credit adjusted risk free rate	9.94%	9.94%
Weighted-average inflation rate	2.32%	2.32%

Changes to the Company’s reclamation and environmental costs for the Sleeper Gold Mine for the three-month period ended September 30, 2022 and the year ended June 30, 2022 are as follows:

	Three Months Ended September 30, 2022	Year Ended June 30, 2022
Balance at beginning of period	$4,475,270	$1,849,644
Accretion expense	111,561	183,693
Additions and change in estimates	—	2,475,169
Settlements	(30,000)	(33,236)
Balance at end of period	$4,556,831	$4,475,270

The balance of the reclamation and environmental obligation of $4,556,831 at September 30, 2022 (June 30, 2022 -$4,475,270 ) is comprised of a current portion of $120,000 (June 30, 2022 -$120,000 ) and a non-current portion of $4,436,831 (June 30, 2022 -$4,355,270). The Company recorded an accretion expense for the three-month period ended September 30, 2022 of $111,561 (June 30, 2022 - $183,693).

Note 9. Other Income

The Company’s other income details for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Re-imbursement of reclamation costs	$—	$110,441
Leasing of water rights to third party	5,975	5,858
Total	$5,975	$116,299

Note 10. Segmented Information

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses and mineral property carrying values by material project for the three months ended September 30, 2022:

	Exploration Expenses	Land Holding Costs
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2022	Mineral Properties at September 30, 2022
Sleeper Gold Project and other Nevada based Projects	$441,344	$122,677	$28,507,145
Grassy Mountain Project and other Oregon based Projects	398,250	38,378	23,235,728
	$839,594	$161,055	$51,742,873

Expenses for the three months ended September 30, 2021 and mineral property carrying values at June 30, 2022 by material project:

	Exploration Expenses	Land Holding Costs
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2021	Mineral Properties As at June 30, 2022
Sleeper Gold Project and other Nevada based Projects	$335,242	$112,815	$28,507,145
Grassy Mountain Project and other Oregon based Projects	921,563	28,378	23,235,728
	$1,256,805	$141,193	$51,742,873

Additional operating expenses incurred by the Company are treated as corporate overhead with exception of accretion expense which is discussed in Note 8.

Note 11. Commitments and Contingencies

Other Commitments

Paramount has an agreement to acquire 44 mining claims (“Cryla Claims”) covering 589 acres located immediately to the west of the proposed Grassy Mountain site from Cryla LLC. Paramount is obligated to make annual lease payments of $40,000 per year for the first two years of the lease term commencing in 2018 and $60,000 per year thereafter with an option to purchase the Cryla Claims for $560,000 at any time. The term of the agreement is 25 years. In the event Paramount exercises its option to acquire the Cryla Claims, all annual payments shall be credited against a production royalty that will be based on a prevailing price of the metals produced from the Cryla Claims. The royalty rate ranges between 2% and 4% based on the daily price of gold. The agreement with Cryla can be terminated by Paramount at any time. All lease payments under the agreement are up-to-date and no other payments were made during the three-month period ended September 30, 2022. The Cryla Claims are without known mineral reserves and there is no current exploratory work being performed.

Paramount has an agreement with Nevada Select Royalty (“Nevada Select”) to purchase 100% of the Frost Project, which consists of 40 mining claims located approximately 12 miles west of its Grassy Mountain Project. A total consideration of $250,000 payable to Nevada Select will be based on certain events over time. Nevada Select will retain a 2% NSR on the Frost Claims and Paramount has the right to reduce the NSR to 1% for a payment of $1 million. For the three-month period ended September 30, 2022, the Company has made all required payments under the agreement. The Frost Claims are without known mineral reserves.

The Company has an agreement with Nevada Select to purchase the Bald Peak mining claims in the State of Nevada and California for a total consideration of $300,000. Payments under the agreement will be based on achieving certain events over time. Upon signing the agreement Paramount made a payment to Nevada Select of $20,000. All payments under the agreement are up to date as of September 30, 2022. The Bald Peak Claims are without known mineral reserves.

Seabridge Gold Inc. ("Seabridge") holds an Net Profit Interest ("NPI") put option in which during the 30-day period immediately following the day that the Company has delivered notice to Seabridge that a positive production decision has been made and construction financing has been secured with respect to the Grassy Mountain Project, Seabridge may cause the Company to purchase the NPI for CDN$10,000,000. If Seabridge exercises the right to cause the Company to purchase the NPI, the Company would likely need to seek additional equity or other financing to fund the purchase, which financing may not be available to the Company on favorable terms or at all. As of September 30, 2022, Seabridge holds 5.7% interest in the Company and three members of Paramount's board of directors are either officers or directors of Seabridge.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give the Company's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company's current plans, and the Company's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, and in the risk factors on Form 10-K that was filed with the U.S. Securities and Exchange Commission (SEC) on October 13, 2022. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

Overview

We are a company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon. We enhance the value of our projects by implementing exploration and engineering programs that have the goal to expand and upgrade known mineralized material to reserves. The following discussion updates our outlook and plan of operations for the foreseeable future. It also analyzes our financial condition and summarizes the results of our operations for the three months ended September 30, 2022 and compares these results to the results of the prior year three months ended September 30, 2021.

Operating Highlights:

For the three months ended September 30, 2022, the Company continued with its permitting at its Grassy Mountain Project. Highlights include:

•
The Oregon State Technical Review Team ("TRT") accepted and approved both the geo-chemistry and groundwater baseline data reports ("BDR Reports"). Both BDR Reports are required to be approved in order for the State of Oregon to determine, along with other application information, that Company's submitted Consolidated Permit Application (the “CPA”) is complete.
•
The Company made progress with the Bureau of Land Management ("BLM) by responding and providing additional information that will allow the Company to submit an updated Plan of Operation ("PoO"). Once the PoO is accepted by the BLM and a notice in the Federal Registry is filed, the Enviromental Impact Statement process will begin.

•
Completed new technical reports summaries ("TRS") for the Grassy Mountain Property and the Sleeper Gold Property under Item 1300 of Regulation S-K.

Outlook and Plan of Operation:

We believe that investors will gain a better understanding of the Company if they understand how we measure and disclose our results. As a development stage company, we do not generate cash flow from our operations. We recognize the importance of managing our liquidity and capital resources. We pay close attention to all cash expenses and look for ways to minimize them when possible. We ensure we have sufficient cash on hand to meet our annual land holding costs as the maintenance of mining claims and leases are essential to preserve the value of our mineral property assets.

Having accomplished many of the activities we outlined in our Annual Report on Form 10-K for the year ended June 30, 2022, the Company now expects to undertake the following activities in the next several months:

Grassy Mountain Project:

Paramount expects to continue with both state and federal permitting activities for its proposed underground gold mine. With 22 baseline studies approved and accepted by the State of Oregon and the submitted modified CPA, the Company will continue working with the appropriate permitting agencies to ensure a complete permit application. Once the State of Oregon determines that the CPA is complete it will proceed to the drafting permits process which includes issuing an environmental evaluation and socio-economic impact analysis and the drafting of all relevant permits for the project. Under Oregon law the drafting permits process, which includes public notice and public hearing period, must be completed within 225 days. Subsequent to the drafting permit process if draft permits are issued, up to an additional 120 days is provided for further public consultation and the development and distribution of final permits. The costs incurred by the State of Oregon for the drafting permit and final permit processes will be reimbursed by the Company directly through cost recovery invoices received from the Oregon Department of Geology and Mineral Industries or by permit fees established by individual permitting agencies. In addition to the state incurred costs, the Company will engage with its permitting and technical advisors and consultants to respond to any further information requests from the State's permitting agencies.

With respect to federal permitting, once the Notice is registered and the Environmental Impact Statement has commenced, Paramount will also engage with its permitting and technical advisors to assist in the process.

Sleeper Gold Project:

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

Comparison of Operating Results for the three months ended September 30, 2022 and 2021

Results of Operations

We did not earn any revenue from mining operations for the three months ended September 30, 2022 and 2021.

Net Loss

Our net loss for the three-months ended September 30, 2022 was $1,840,216 compared to a net loss of $1,913,746 in the previous three-month period ended September 30, 2021. The drivers of the decrease in net loss of 4% are fully described below.

The Company expects to incur losses for the foreseeable future as we continue with our planned exploration and development programs.

Expenses

Exploration and Land Holding Costs

For the three months ended September 30, 2022 and 2021, exploration expenses were $839,594 and $1,256,805, respectively. This represents a decrease of 33% or $417,211. Expenses as they relate to our exploration or development activities are generally not comparable from period to period as activities will vary based on several factors. At Grassy Mountain the Company continued with permitting activities with state and federal permitting agencies and completed a TRS on the property. These expenses totaled $398,250. At Sleeper, the Company re-assayed historical drill holes, digitized and re-verified its geological database and completed a TRS on the property for total expenses of $441,344. In the prior year comparable period the Company focused its efforts on preparing its modified permit applications for the Grassy Mountain Project, completed a drill program at its Frost property and incurred expenses related to reclamation activities its Sleeper Gold Project.

For the three months ended September 30, 2022 and 2021, land holding costs were $161,055 and $141,193, respectively. The increase of land holding costs was primarily due to the acquisition of Bald Peak Project in Nevada.

Salaries and Benefits

For the three-month period ended September 30, 2022, salary and benefits increased by 33% or by $76,625 to $307,374 from the prior year’s three-month period ended September 30, 2021. Salary and benefits are comprised of cash and stock-based compensation of the Company’s executive and corporate administration teams. The increase primarily reflects higher stock-based compensation that was recorded during the three-month period ended September 30, 2022 compared to the three-month period ended September 30, 2021. Included in the salary and benefits expense amount for the three months ended September 30, 2022 and 2021 was a non-cash stock-based compensation of $105,171 and $42,671, respectively.

Directors’ Compensation

For the three-month period ended September 30, 2022, directors’ compensation increased by 155% or by $21,504 to $35,341 from the three-month period ended September 30, 2021. Directors’ compensation consists of cash and stock-based compensation of the Company’s board of directors. The increase reflects higher stock-based compensation recorded in the current quarter compared to the prior year’s comparable period and the addition of one new board member.

Professional Fees and General and Administration

For the three months ended September 30, 2022 and 2021, professional fees were $133,328 and $44,963, respectively. This represents an increase of 197% or $88,365. The increase was mainly due to recording the audit fees for the fiscal year ended June 30, 2022 after engaging the Company's new auditor in the current period. Professional fees included legal, advisory and consultant expenses incurred on corporate and operational activities being performed by the Company on a period-by-period basis.

For the three-month period ended September 30, 2022, general and administration expenses decreased by 14% to $103,309 from $119,863 from the three-month period ended September 30, 2021. The decrease in general and administration expenses from the previous year’s comparable period was mainly due to reduced office related expenses.

Liquidity and Capital Resources

As an exploration and development company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand. At September 30, 2022, we had cash and cash equivalents of $1,271,450 compared to $2,484,156 as at June 30, 2022. In May 2020, the Company established an $8.0 million “at the market” equity offering program with Cantor Fitzgerald & Co. and Canaccord Genuity LLC to proactively increase its financial flexibility. During the three-months ended September 30, 2022, the Company did not issue any shares under the program.

The main uses of cash for the three months ended September 30, 2022 was:

•
cash used in operating activities of $1,212,706

Going Concern and Capital Resources

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

We anticipate our twelve-month cash expenditures to be as follows:

•
$3 million on corporate, land claim maintenance and general expenses

We anticipate our twelve-month cash discretionary exploration and development, subject to available cash on hand as follows:

•
$3.1 million on the Grassy Mountain Project state and federal permitting activities
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

Subsequent to November 10, 2022, the Company expects to fund operations as follows:

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

Use of Estimates

The Company prepares its consolidated financial statements and notes in conformity to United States Generally Accepted Accounting Principles (“U.S. GAAP”) and requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates these estimates, including those related to long-lived assets and asset retirement obligations. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Not applicable as a smaller reporting company.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2022.

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

Paramount Gold Nevada Corp.

Date: November 10, 2022	By:	/s/ Rachel Goldman
Rachel Goldman
Chief Executive Officer

Date: November 10, 2022	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer