Form 10-Q
period 2022-12-31
Paramount Gold Nevada Corp.
filed 2023-02-10
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

The number of shares of registrant’s Common Stock outstanding, $0.01 par value per share, as of February 8, 2023 was 48,329,360.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	PZG	NYSE American

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

(Unaudited)

	December 31, 2022	June 30, 2022
Assets
Current Assets
Cash and cash equivalents	$1,311,359	$2,484,156
Prepaid expenses and deposits	677,796	1,280,895
Total Current Assets	1,989,155	3,765,051
Non-Current Assets
Mineral properties	51,772,873	51,742,873
Reclamation bond	499,476	498,276
Property and equipment	5,540	6,513
Total Non-Current Assets	52,277,889	52,247,662
Total Assets	$54,267,044	$56,012,713
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$467,075	$638,256
Reclamation and environmental obligation, current portion	120,000	120,000
Convertible debt	3,596,142	—
Convertible debt, related parties	656,070	—
Notes payable, related parties	1,004,932	—
Total Current Liabilities	5,844,219	758,256
Non-Current Liabilities
Convertible debt	—	3,570,430
Convertible debt, related parties	—	651,380
Deferred tax liability	277,627	277,627
Reclamation and environmental obligation, non-current portion	4,518,392	4,355,270
Total Non-Current Liabilities	4,796,019	8,854,707
Total Liabilities	10,640,238	9,612,963
Commitments and Contingencies (Note 12)
Stockholders' Equity
Common stock, par value $0.01, 200,000,000 authorized shares, 47,387,477 issued and outstanding at December 31, 2022 and 200,000,000 authorized shares, 46,591,081 issued and outstanding at June 30, 2022	473,876	465,912
Additional paid in capital	114,296,894	113,805,101
Deficit	(71,143,964)	(67,871,263)
Total Stockholders' Equity	43,626,806	46,399,750
Total Liabilities and Stockholders' Equity	$54,267,044	$56,012,713

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021

Expenses
Exploration	465,402	1,907,861	1,304,997	3,164,668
Land holding costs	157,143	173,134	318,199	314,327
Professional fees	135,295	21,050	268,622	66,014
Salaries and benefits	260,920	216,063	568,294	463,478
Directors' compensation	23,233	19,281	58,574	33,118
General and administrative	214,365	217,735	373,539	395,819
Accretion	111,561	45,969	223,122	91,938
Total Expenses	1,367,919	2,601,093	3,115,347	4,529,362
Net Loss before Other Expense	1,367,919	2,601,093	3,115,347	4,529,362
Other Expense (Income)
Other income	(40,308)	—	(46,283)	(116,299)
Interest and service charges	104,874	101,332	203,637	203,107
Net Loss	$1,432,485	$2,702,425	$3,272,701	$4,616,170

Loss per Common Share
Basic and diluted	$0.03	$0.07	$0.07	$0.12

Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic and diluted	47,014,116	40,540,887	46,971,392	39,649,929

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2022	46,591,081	$465,912	$113,805,101	$(67,871,263)	$46,399,750
Stock based compensation	—	—	117,826	—	117,826
Capital issued for payment of interest	341,297	3,413	157,000	—	160,413
Net loss	—	—	—	(1,840,216)	(1,840,216)
Balance at September 30, 2022	46,932,378	469,325	114,079,927	$(69,711,479)	44,837,773
Stock based compensation	—	—	63,005	—	63,005
Capital issued for financing	455,099	4,551	153,962	—	158,513
Net loss	—	—	—	(1,432,485)	(1,432,485)
Balance at December 31, 2022	47,387,477	$473,876	$114,296,894	$(71,143,964)	$43,626,806

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2021	38,154,109	$381,542	$107,005,135	$(60,033,947)	$47,352,730
Stock based compensation	—	—	42,671	—	42,671
Capital issued for financing	2,202,352	22,024	1,807,527	—	1,829,551
Capital issued for payment of interest	168,690	1,687	161,955	—	163,642
Net loss	—	—	—	(1,913,745)	(1,913,745)
Balance at September 30, 2021	40,525,151	405,253	109,017,288	(61,947,692)	47,474,849
Stock based compensation	—	—	41,880	—	41,880
Capital issued for financing	98,706	987	67,937	—	68,924
Net loss	—	—	—	(2,702,425)	(2,702,425)
Balance at December 31, 2021	40,623,857	$406,240	$109,127,105	$(64,650,117)	$44,883,228

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2022	2021
Net Loss	$(3,272,701)	$(4,616,170)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	973	1,293
Stock based compensation	180,831	84,551
Amortization of debt issuance costs	30,402	30,402
Interest expense	168,910	163,978
Accretion expense	223,122	91,938
Settlement of asset retirement obligations	(60,000)	—
Change in reclamation bonds accounts	(1,200)	1,215
Effect of changes in operating working capital items:
(Increase)/Decrease in prepaid expenses	603,099	455,771
Increase/(Decrease) in accounts payable	(174,746)	239,307
Cash used in operating activities	(2,301,310)	(3,547,715)
Cash flows from investing activities:
Purchase of mineral properties	(30,000)	(20,000)
Purchase of equipment	—	(2,723)
Cash used in investing activities	(30,000)	(22,723)
Cash flows from financing activities
Capital issued for financing, net of share issuance costs	158,513	1,898,475
Proceeds from notes payable, related parties	1,000,000	—
Cash provided by financing activities	1,158,513	1,898,475

Change in cash during period	(1,172,797)	(1,671,963)
Cash at beginning of period	2,484,156	3,113,064
Cash at end of period	$1,311,359	$1,441,101

See Note 4 for supplemental cash flow information

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements

For the Six-Months Period Ended December 31, 2022 and 2021

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

Paramount’s current business plan requires working capital to fund non-discretionary expenditures for its exploration and development activities on its mineral properties, mineral property holding costs and general and administrative expenses. It also requires approximately $5.3 million in capital to repay the 2019 convertible notes and the note payable to Seabridge both of which become due in September 2023.

Subsequent to February 10, 2023, the Company expects to fund operations as follows:

•
Existing cash on hand and working capital.
•
The existing at the market ("ATM") program with Cantor Fitzgerald & Co. and Canaccord Genuity LLC.
•
Other debt, equity financings or sale of royalties.

Historically, we have been successful in accessing capital through equity and debt financing arrangements or by the sale of royalties on its mineral properties, no assurance can be given that additional financing will be available to it in amounts sufficient to meet its needs, or on terms acceptable to the Company. In the event that we are unable to obtain additional capital or financing, our operations, exploration and development activities will be significantly adversely affected. The continuation of the Company as a going concern is dependent on having sufficient capital to maintain our operations and to repay debt which become due in September 2023. In considering our financing plans, our current working capital position and our ability to reduce operating expenses the Company believes there is substantial doubt about its ability to continue as a going concern twelve months after the date that our financial statements are issued.

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

Our financial instruments include cash, accounts payable, accrued liabilities, notes payable and convertible debt. Due to their short maturity of our cash, accounts payable, notes payable and accrued liabilities, we believe that their carrying amounts approximate fair value as of December 31, 2022 and 2021. The carrying amount of convertible debt approximates fair value as the interest rate charged represents a market rate of interest.

Note 4. Non-Cash Transactions

For the six months ended December 31, 2022, the Company issued 341,297 shares for payment of interest accrued and owing on its outstanding 2019 Convertible Notes at June 30, 2022.

For the six months ended December 31, 2021, the Company issued 168,690 shares for payment of interest accrued and owing on its outstanding 2019 Convertible Notes at June 30, 2021.

Note 5. Capital Stock

Authorized Capital

Authorized capital stock consists of 200,000,000 common shares with par value of $0.01 per common share (June 30, 2022 – 200,000,000 common shares with par value $0.01 per common share).

For the three months ended December 31, 2022, the Company issued 455,099 shares of Common Stock from its ATM program for net proceeds of $158,513.

For the three months ended December 31, 2021, the Company issued 98,706 shares of Common Stock from its ATM program for net proceeds of $68,924.

For the six months ended December 31, 2022, the Company issued 341,297 shares for payment of interest accrued and owing (Note 6) with a fair value of $160,413. The Company also issued 455,099 shares from its ATM program for net proceeds of $158,513.

For the six months ended December 31, 2021, the Company issued 168,690 shares for payment of interest accrued and owing (Note 6) with a fair value of $163,642. The Company also issued 2,301,058 shares from its ATM for net proceeds of $1,898,475.

Stock Options, Restricted Stock Units and Stock Based Compensation

Paramount’s 2015 and 2016 Stock Incentive and Compensation Plans, which are stockholder-approved, permits the grant of stock options, restricted stock units and stock to its employees and directors for up to 3.5 million shares of common stock.

Total stock-based compensation for the three months ended December 31, 2022 and 2021 were $63,005 and $41,880, respectively.

Total stock-based compensation for the six months ended December 31, 2022 and 2021 were $180,831 and $84,551, respectively.

Stock Options

Stock option awards are generally granted with an exercise price equal to the market price of Paramount’s stock at the date of grant and have contractual lives of 5 years. To better align the interests of its key executives, employees and directors with those of its shareholders a significant portion of those share option awards will vest contingent upon meeting certain stock price appreciation performance goals and other performance conditions. Option and share awards provide for accelerated vesting if there is a change in control (as defined in the Stock Incentive and Compensation Plans).

For the three months ended December 31, 2022, the Company did not grant stock options (2021 – nil).

For the six months ended December 31, 2022, the Company granted 50,000 stock options (2021 - nil) with an exercise price of $0.60 and a term of 5 years. The stock options vested immediately on the date of grant.

The fair value for options granted for the six months ended December 31, 2022 was calculated using the Black-Scholes option valuations method. The weighted average assumptions used were as follows:

	Six Months Ended December 31, 2022	Six Months Ended December 31, 2021
Weighted average risk-free interest rate	2.79%	N/A
Weighted-average volatility	58%	N/A
Expected dividends	0	N/A
Weighted average expected term (years)	5	N/A
Weighted average fair value	$0.19	N/A

For the three months ended December 31, 2022, share-based compensation expense relating to service condition options and performance condition options was $937 and $3,185, respectively (2021 - $25,410 and $16,470).

For the six months ended December 31, 2022, share-based compensation expense relating to service condition options and performance condition options was $12,021 and $6,832, respectively (2021 -$48,050 and $36,500).

A summary of stock option activity under the Stock Incentive and Compensation Plans as of December 31, 2022 is presented below:

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2021	1,998,995	$1.17	3.31	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(190,000)	1.42	1.48	—
Outstanding at June 30, 2022	1,808,995	$1.14	2.42	$—
Granted	50,000	0.60	4.75	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2022	1,858,995	$1.13	1.99	$—
Exercisable at December 31, 2022	1,246,664	$1.12	2.07	$—

A summary of the status of Paramount’s non-vested options as at December 31, 2022 is presented below:

Non-vested Options	Options	Weighted- Average Grant- Date Fair Value
Non-vested at June 30, 2021	1,033,998	$0.55
Granted	—	—
Vested	(288,332)	0.53
Forfeited or expired	(88,333)	0.73
Non-vested at June 30, 2022	657,333	$0.55
Granted	50,000	0.19
Vested	(95,002)	0.28
Forfeited or expired	—	—
Non-vested at December 31, 2022	612,331	$0.56

As of December 31, 2022, there was approximately $13,785 of unamortized stock-based compensation expense related to non-vested stock options outstanding. The expenses are expected to be recognized over a weighted-average period of 0.83 years. The total fair value of stock based compensation that vested related to outstanding stock options during the three months ended December 31, 2022 and 2021, was $16,873 and $nil, respectively.

Restricted Stock Units ("RSUs")

RSUs are awards for service and performance which upon vesting and settlement entitle the recipient to receive one common share of the Company's Common Stock for no additional consideration, for each RSU held.

For the three months ended December 31, 2022, there were no RSUs granted by the Company (2021 - Nil).

For the three months ended December 31, 2022, share-based compensation expenses related to service condition RSUs and performance condition RSUs was $34,251 and $24,632, respectively (2021 - $nil and $nil)

For the six months ended December 31, 2022, share-based compensation expenses related to service condition RSUs and performance condition RSUs was $73,269 and $88,709, respectively (2021 -$nil and $nil)

A summary of RSUs activity is summarized as follows:

Restricted Share Unit Activity	Outstanding RSUs	Weighted average grant date fair value
Outstanding at June 30, 2021	—	$—
Granted	701,000	0.65
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2022	701,000	$0.65
Granted	—	—
Vested	150,000	0.65
Forfeited	—	—
Outstanding at December 31, 2022	551,000	$0.65

As of December 31, 2022, there was approximately $122,388 of unamortized stock-based compensation expense related to outstanding RSUs. The expenses are expected to be recognized over the remaining weighted-average vesting periods of 0.66 years.

Note 6. Convertible Debt

	Debt
	December 31, 2022		June 30, 2022
	Current	Non-Current	Current	Non-Current
2019 Secured Convertible Notes	$4,277,690	—	$—	$4,277,690
Less: unamortized discount and issuance costs	(25,478)	—	—	(55,880)
	$4,252,212	$—	$—	$4,221,810

In September 2019, the Company completed a private offering of 5,478 Senior Secured Convertible Notes (“2019 Convertible Notes”) at $975 per $1,000 face amount due in 2023. Each 2019 Convertible Note will bear an interest rate of 7.5% per annum, payable semi-annually. The effective interest rate of the 2019 Convertible Notes is 8.46%. The principal amount of the 2019 Convertible Notes will be convertible at a price of $1.00 per share of Paramount common stock. Unamortized discount and issuance costs of $275,883 will be amortized as an additional interest expense over the four year term of the 2019 Convertible Notes. For the six months ended December 31, 2022 and 2021, the Company amortized $30,402 of discount and issuance costs. At any point after the second anniversary of the issuance of the convertible notes, Paramount may force conversion if the share price of its common stock remains above $1.75 for 20 consecutive trading days. The convertible notes are secured by a lien on all assets of the Company and the Company is required to maintain a working capital balance of $250,000. At December 31, 2022, excluding the current 2019 Secured Convertible Notes, the working capital covenant was met by the Company.

During the three and six months ended December 31, 2022, there were no conversions of 2019 Convertible Notes to common stock of the Company.

As of December 31, 2022, there were 4,278 (2021 - 4278) notes outstanding of which 660 (2021 - 660) were held by related parties. Related parties consisted of a director of the Company and an affiliated shareholder Seabridge Gold Inc. ("Seabridge").

Note 7. Notes Payable

On December 9, 2022, the Company issued a Bridge Promissory Note (the "Note") to Seabridge, an entity affiliated with the Chairman of our Board of Directors, Rudi Fronk, and an owner of approximately 5.7% of our outstanding common stock, pursuant to which the Company may borrow, in one or more advances, the principal amount of up to $1,500,000 (the "Loan"). The Loan bears interest at a per annum rate of 12%, payable upon maturity or prepayment, and matures on September 30 2023. The Company has the right to prepay the Loan, in whole or in part, at any time without penalty.

At December 31, 2022, the balance of the loan including accrued interest was $1,004,932.

Note 8. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	December 31, 2022	June 30, 2022
Sleeper and other Nevada based Projects	$28,537,145	$28,507,145
Grassy Mountain and other Oregon based Projects	23,235,728	23,235,728
	$51,772,873	$51,742,873

Sleeper:

Sleeper is located in Humboldt County, Nevada, approximately 26 miles northwest of the town of Winnemucca.

Grassy Mountain:

The Grassy Mountain Project is located in Malheur County, Oregon, approximately 22 miles south of Vale, Oregon, and roughly 70 miles west of Boise, Idaho.

Other Nevada Based Projects

During the three month period ended December 31, 2022, the Company made a payment to Nevada Select in the amount of $30,000 after Paramount received a permit to drill the Bald Peak claims from the US Forestry Service.

Impairment of Mineral Properties

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the six months ended December 31, 2022 and 2021, no events or changes in circumstance are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no interim impairment was necessary.

Note 9. Reclamation and Environmental

Reclamation and environmental costs are based principally on legal requirements. Management estimates costs associated with reclamation of mineral properties and properties under mine closure. On an ongoing basis the Company evaluates its estimates and assumptions; however, actual amounts could differ from those based on estimates and assumptions.

The Company has posted several cash bonds as financial security to satisfy reclamation requirements. The balance of posted cash reclamation bonds at December 31, 2022 is $499,476 (June 30, 2022 - $498,276).

Paramount is responsible for managing the reclamation activities from the previous mine operations at the Sleeper Gold Mine as directed by the Bureau of Land Management ("BLM") and the Nevada State Department of Environmental Protection (“NDEP”). Paramount has estimated the undiscounted reclamation costs for existing disturbances at the Sleeper Gold Project required by the BLM to be $3,639,771. These costs are expected to be incurred between the calendar years 2023 and 2060. Paramount has also estimated undiscounted reclamation cost as required by the NDEP to be $5,280,000. These costs include on-going monitoring and new requests from the NDEP to convert three processing ponds from the historical operations to evaporation cell ponds by the 2nd half of calendar year 2023. On-going monitoring costs are expected to be incurred between 2022 and 2039. The sum of expected costs by year are discounted using the Company’s credit adjusted risk free interest rate from the time it expects to pay the retirement to the time it incurs the obligation. The reclamation and environmental costs for the Sleeper Gold Project recorded on the balance sheet is equal to the present value of the estimated reclamation costs as required by both the BLM and NDEP.

The following variables were used in the calculation for the periods ending December 31, 2022 and June 30, 2022:

	Six Months Ended December 31, 2022	Year Ended June 30, 2022
Weighted-average credit adjusted risk free rate	9.94%	9.94%
Weighted-average inflation rate	2.32%	2.32%

Changes to the Company’s reclamation and environmental costs for the Sleeper Gold Mine for the six-month period ended December 31, 2022 and the year ended June 30, 2022 are as follows:

	Six Months Ended December 31, 2022	Year Ended June 30, 2022
Balance at beginning of period	$4,475,270	$1,849,644
Accretion expense	223,122	183,693
Additions and change in estimates	—	2,475,169
Settlements	(60,000)	(33,236)
Balance at end of period	$4,638,392	$4,475,270

The balance of the reclamation and environmental obligation of $4,638,392 at December 31, 2022 (June 30, 2022 -$4,475,270) is comprised of a current portion of $120,000 (June 30, 2022 -$120,000 ) and a non-current portion of $4,518,392 (June 30, 2022 - $4,355,270). The Company recorded an accretion expense for the three and six-month period ended December 31, 2022 of $111,561 and $223,122, respectively (2021 - $45,969 and $91,938).

Note 10. Other Income

The Company’s other income details for the three and six-months ended December 31, 2022 and 2021 were as follows:

	Three Months Ended December 31, 2022	Six Months Ended December 31, 2022	Three Months Ended December 31, 2021	Six Months Ended December 31, 2021
Re-imbursement of reclamation costs	$40,308	$40,308	$—	$110,441
Leasing of water rights to third party	—	5,975	—	5,858
Total	$40,308	$46,283	$—	$116,299

Note 11. Segmented Information

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses and mineral property carrying values by material project for the three and six-months ended December 31, 2022:

	Exploration Expenses		Land Holding Costs
	Three Months Ended December 31, 2022	Six Months Ended December 31, 2022	Three Months Ended December 31, 2022	Six Months Ended December 31, 2022	Mineral Properties at December 31, 2022
Sleeper Gold Project and other Nevada based Projects	$170,431	$611,775	$118,765	$241,442	$28,537,145
Grassy Mountain Project and other Oregon based Projects	294,971	693,222	38,378	76,757	23,235,728
	$465,402	$1,304,997	$157,143	$318,199	$51,772,873

Expenses for the three and six-months ended December 31, 2021 and mineral property carrying values at June 30, 2022 by material project:

	Exploration Expenses		Land Holding Costs
	Three Months Ended December 31, 2021	Six Months Ended December 31, 2021	Three Months Ended December 31, 2021	Six Months Ended December 31, 2021	Mineral Properties As at June 30, 2022
Sleeper Gold Project and other Nevada based Projects	$648,703	$983,945	$124,633	$237,448	$28,507,145
Grassy Mountain Project and other Oregon based Projects	1,259,158	2,180,723	48,501	76,879	23,235,728
	$1,907,861	$3,164,668	$173,134	$314,327	$51,742,873

Additional operating expenses incurred by the Company are treated as corporate overhead with the exception of accretion expense which is discussed in Note 8.

Note 12. Commitments and Contingencies

Other Commitments

Paramount has an agreement to acquire 44 mining claims (“Cryla Claims”) covering 589 acres located immediately to the west of the proposed Grassy Mountain site from Cryla LLC. Paramount is obligated to make annual lease payments of $60,000 per year until 2033 with an option to purchase the Cryla Claims for $560,000 at any time. The term of the agreement is 25 years and commenced in 2018. In the event Paramount exercises its option to acquire the Cryla Claims, all annual payments shall be credited against a production royalty that will be based on a prevailing price of the metals produced from the Cryla Claims. The royalty rate ranges between 2% and 4% based on the daily price of gold. The agreement with Cryla can be terminated by Paramount at any time. All lease payments under the agreement are up-to-date and no other payments were made during the three and six month periods ended December 31, 2022. The Cryla Claims are without known mineral reserves and there is no current exploratory work being performed.

Paramount has an agreement with Nevada Select Royalty (“Nevada Select”) to purchase 100% of the Frost Project, which consists of 40 mining claims located approximately 12 miles west of its Grassy Mountain Project. A total consideration of $250,000 payable to Nevada Select will be based on certain events over time. Nevada Select will retain a 2% NSR on the Frost Claims and Paramount has the right to reduce the NSR to 1% for a payment of $1 million. For the three and six-month periods ended December 31, 2022, the Company has made all required payments under the agreement. The Frost Claims are without known mineral reserves.

The Company has an agreement with Nevada Select to purchase the Bald Peak mining claims in the State of Nevada and California for a total consideration of $300,000. Payments under the agreement will be based on achieving certain events over time. Upon signing the agreement Paramount made a payment to Nevada Select of $20,000. During the three-month period ended December 31, 2022, a payment was made to Nevada Select for $30,000 after the Company received a drill permit from the US Forestry Service. All payments under the agreement are up to date as of December 31, 2022. The Bald Peak Claims are without known mineral reserves.

Seabridge Gold Inc. ("Seabridge") holds a Net Profit Interest ("NPI") put option in which during the 30-day period immediately following the day that the Company has delivered notice to Seabridge that a positive production decision has been made and construction financing has been secured with respect to the Grassy Mountain Project, Seabridge may cause the Company to purchase the NPI for CDN$10,000,000. If Seabridge exercises the right to cause the Company to purchase the NPI, the Company would likely need to seek additional equity or other financing to fund the purchase, which financing may not be available to the Company on favorable terms or at all. As of December 31, 2022, Seabridge holds 5.7% interest in the Company and three members of Paramount's board of directors are either officers or directors of Seabridge.

Note 13. Subsequent Events

Subsequent to the period ended December 31, 2022, the Company issued 458,316 shares of its Common Stock for the payment of interest owing on its 2019 Convertible Notes and issued 150,000 shares for the conversion of vested RSUs.

It also sold 344,567 shares under its at the market program for gross proceeds of $133,322.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give the Company's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company's current plans, and the Company's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, and in the risk factors on Form 10-K that was filed with the U.S. Securities and Exchange Commission ("SEC") on October 13, 2022. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

Cautionary Note to U.S. Investors

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and applicable Canadian securities laws, and as a result we report our mineral reserves and mineral resources according to two different standards. U.S. reporting requirements, for disclosure of mineral properties, are governed by Item 1300 of Regulation S-K (“S-K 1300”), as issued by the SEC. Canadian reporting requirements for disclosure of mineral properties are governed by National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”), as adopted from the definitions provided by the Canadian Institute of Mining, Metallurgy and Petroleum. Both sets of reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but the standards embody slightly different approaches and definitions.

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

Overview

We are a company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon. We enhance the value of our projects by implementing exploration and engineering programs that have the goal to expand and upgrade known mineralized material to reserves. The following discussion updates our outlook and plan of operations for the foreseeable future. It also analyzes our financial condition and summarizes the results of our operations for the three and six months ended December 31, 2022 and compares these results to the results of the prior year three and six months ended December 31, 2021.

Operating Highlights:

For the three and six months ended December 31, 2022, the Company highlights include:

•
The Federal Bureau of Land Management ("BLM") has accepted the Plan of Operation ("PoO") for the proposed underground Grassy Mountain gold mine as complete. With completeness, the BLM will issue a Notice of Intent which initiates the Environmental Impact Statement ("EIS") process under the National Environment Policy Act.
•
The Company received the permit from the U.S. Forest Service to drill its Bald Peak Project in Mineral County, Nevada.
•
The Oregon State Technical Review Team accepted and approved both the geo-chemistry and groundwater baseline data reports ("BDR Reports"). Both BDR Reports are required to be approved in order for the State of Oregon to determine, along with other application information, that Company's submitted Consolidated Permit Application (the “CPA”) is complete. As of December 31, 2022, the completeness determination has not been made by the State of Oregon.

•
The Company made progress with the BLM by responding and providing additional information that will allow the Company to submit an updated PoO. Once the PoO is accepted by the BLM and a notice in the Federal Registry is filed, the Environmental Impact Statement process will begin.
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

With respect to federal permitting, once a Notice of Intent is registered and the Environmental Impact Statement has commenced, Paramount will also engage with its permitting and technical advisors to assist in the process.

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

Once the data verification is complete and a higher confidence level can be applied to the resources and allowing for additional 3D modeling, Paramount will continue to advance the evaluation of Sleeper to update the Sleeper TRS in 2023.

COVID-19 Update

Paramount continues to monitor the evolution of the COVID-19 pandemic and continues to evaluate its business activities and plans. Our priority is to ensure the health and safety of our employees and consultants. We continue to perform the majority of our activities remotely with a limited amount of on-site or in-office attendance only when required.

Comparison of Operating Results for the three and six months ended December 31, 2022 and 2021

We did not earn any revenue from mining operations for the three and six months ended December 31, 2022 and 2021.

Net Loss

Our net loss for the three-months ended December 31, 2022 was $1,432,485 compared to a net loss of $2,702,425 in the previous three-month period ended December 31, 2021. The drivers of the decrease in net loss of 47% are fully described below.

Our net loss for six months ended December 31, 2022, was $3,272,701 compared to a net loss of $4,616,170 in the previous six-month period ended December 31, 2021. The drivers of the decrease in net loss of 29% are fully described below.

The Company expects to incur losses for the foreseeable future as we continue with our planned exploration and development programs.

Expenses

Exploration and Land Holding Costs

For the three months ended December 31, 2022 and 2021, exploration expenses were $465,402 and $1,907,861, respectively. This represents a decrease of 76% or $1,442,459. Expenses related to our exploration or development activities are generally not comparable from period to period as activities will vary based on several factors. At Grassy Mountain the Company continued with permitting activities with state and federal permitting agencies. These expenses totaled $294,971. At Sleeper, the Company continued with the digitizing and reverification of its geological database and redesigned its E-Cell conversion plans for upcoming reclamation work totaling $170,431. In the prior year comparable period, the Company focused its efforts on preparing its modified permit applications for the Grassy Mountain Project, completed a drill program at its Frost property and incurred expenses related to reclamation activities its Sleeper Gold Project.

For the three months ended December 31, 2022 and 2021, land holding costs were $157,143 and $173,134, respectively. The decrease in land holding costs was primarily due to 2021 costs associated with staking additional mining claims with respect to the Bald Peak Project in Nevada.

For the six months ended December 31, 2022 and 2021, exploration expenses were $1,304,997 and $3,164,668, respectively. This represents a decrease of 59% or $1,859,671. Expenses related to our exploration or development activities are generally not comparable from period to period as activities will vary based on several factors. At Grassy Mountain the Company continued with permitting activities with state and federal permitting agencies and completed a TRS on the property. These expenses totaled $693,222. At Sleeper, the Company has re-assayed historical drill holes, digitized and re-verified its geological database, completed a TRS on the property and redesigned its E-cell pond conversion plans for upcoming reclamation work for expenses totaling $611,775. In the prior year comparable period, the Company continued with permitting activities for the Grassy Mountain Project, completed a drill program at the Frost Project and incurred on-going reclamation expenses at its Sleeper Gold Project.

For the six months ended December 31, 2022 and 2021, land holding costs were $318,199 and $314,327, respectively.

Salaries and Benefits

For the three-month period ended December 31, 2022 and 2021, salary and benefits were $260,920 and $216,063, respectively. This represents an increase of 21% . Salary and benefits are comprised of cash and equity based compensation of the Company’s executive and corporate administration teams. The increase primarily reflects higher equity based compensation that was recorded during the three-month period ended December 31, 2022 compared to the three-month period ended December 31, 2021. Included in the salary and benefits expense amount for the three months ended December 31, 2022 and 2021 was non-cash equity based compensation of $60,268 and $33,575, respectively.

For the six months ended December 31, 2022 and 2021, salary and benefits were $568,294 and $463,478, respectively. This represents an increase of 23%. The increase is a result of higher equity based compensation that was recorded during the six months ended December 31, 2022 compared to the six months ended December 31, 2021. Included in the salary and benefits expense amount for the six months ended December 31, 2022 and 2021 was non-cash equity based compensation of $165,439 and $79,669, respectively.

Directors’ Compensation

For the three-month period ended December 31, 2022 and 2021, directors’ compensation expenses were $23,233 and $19,281, respectively. This represents an increase of 20%. Directors’ compensation consists of cash and stock-based compensation of the Company’s board of directors. The increase reflects higher equity based compensation recorded in the current quarter compared to the prior year’s comparable period.

For the six months ended December 31, 2022 and 2021, directors compensation expenses were $58,574 and $33,118, respectively. This represents an increase of 77%. The increase in costs reflects a higher equity based compensation and the addition of a new board member in the current year compared to the prior year's comparable period.

Professional Fees and General and Administration

For the three months ended December 31, 2022 and 2021, professional fees were $135,295 and $21,050, respectively. This represents an increase of $114,245. The increase was mainly due to one-time consulting fees and legal fees incurred in the period. Professional fees include legal, advisory and consultant expenses incurred on corporate and operational activities being performed by the Company on a period-by-period basis.

For the three-month period ended December 31, 2022, general and administration expenses decreased by 2% to $214,365 from $217,735 from the three-month period ended December 31, 2021. The decrease in general and administration expenses from the previous year’s comparable period was mainly due to reduced office related expenses.

For the six months ended December 31, 2022 and 2021, professional fees were $268,622 and $66,014, respectively. This represents an increase of $202,608. The increase was due to the timing of the recording the audit fees for the fiscal year ended June 30, 2022 after engaging the Company's new auditor in the current period and incurring one-time consulting and legal fees in the period.

For the six months ended December 31, 2022 and 2021, general and administration expenses were $373,539 and $395,819, respectively. This represents a decrease of 6% and was mainly due to reduced office related expenses.

Liquidity and Capital Resources

As an exploration and development company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand. At December 31, 2022, we had cash and cash equivalents of $1,311,359 compared to $2,484,156 as at June 30, 2022.

In May 2020, the Company established an $8.0 million “at the market” equity offering program with Cantor Fitzgerald & Co. and Canaccord Genuity LLC to proactively increase its financial flexibility. During the six-months ended December 31, 2022, the Company issued 455,099 shares under the program for net proceeds of $158,513.

In December 2022, the Company issued the Note to Seabridge, an entity affiliated with the Chairman of our Board of Directors, Rudi Fronk, and an owner of approximately 5.7% of our outstanding common stock, pursuant to which the Company may borrow, in one or more advances, the principal amount of up to $1,500,000. The Loan bears interest at a per annum rate of 12%, payable upon maturity or prepayment, and matures on September 30 2023. The Company has the right to prepay the Loan, in whole or in part, at any time without penalty. During the six-months ended December 31, 2022, the Company borrowed $1,000,000 from Seabridge.

The main uses of cash for the six months ended December 31, 2022 was:

•
cash used in operating activities of $2,301,310 were mainly used to fund our permitting and exploration activities at our projects, salary and benefits costs of our employees and ongoing general and administration costs.

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

Paramount’s current business plan requires working capital to fund non-discretionary expenditures for its exploration and development activities on its mineral properties, mineral property holding costs and general and administrative expenses. It also requires approximately $5.3 million in capital to repay the 2019 convertible notes and the note payable to Seabridge which both become due in September 2023.

We anticipate our twelve-month cash expenditures to be as follows:

•
$3.2 million on corporate, land claim maintenance and general expenses

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

Subsequent to February 13, 2023, the Company expects to fund operations as follows:

•
Existing cash on hand and working capital.
•
The existing ATM program with Cantor Fitzgerald & Co. and Canaccord Genuity LLC.
•
The existing Note facility with Seabridge.
•
Other debt, equity financings or sale of royalties.

Historically, we have been successful in accessing capital through equity and debt financing arrangements or by the sale of royalties on its mineral properties, no assurance can be given that additional financing will be available to it in amounts sufficient to meet its needs, or on terms acceptable to the Company. In the event that we are unable to obtain additional capital or financing, our operations, exploration and development activities will be significantly adversely affected. The continuation of the Company as a going concern is dependent on having sufficient capital to maintain our operations and to repay debt which become due in September 2023. In considering our financing plans, our current working capital position and our ability to reduce operating expenses the Company believes there is substantial doubt about its ability to continue as a going concern twelve months after the date that our financial statements are issued.

Critical Accounting Policies and Estimates

Management considers the following policies to be most critical in understanding the judgments that are involved in preparing the Company’s consolidated financial statements and the uncertainties that could impact the results of operations, financial condition and cash flows. Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. Management believes the Company’s critical accounting policies are those related to mineral property acquisition costs, exploration and development costs, stock-based compensation, asset retirement obligations and foreign currency translation.

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

Paramount Gold Nevada Corp.

Date: February 10, 2023	By:	/s/ Rachel Goldman
Rachel Goldman
Chief Executive Officer

Date: February 10, 2023	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer