Form 10-Q
period 2023-03-31
Paramount Gold Nevada Corp.
filed 2023-05-12
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of registrant’s Common Stock outstanding, $0.01 par value per share, as of May 10, 2023 was 49,922,401.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	PZG	NYSE American

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

(Unaudited)

	March 31, 2023	June 30, 2022
Assets
Current Assets
Cash and cash equivalents	$590,505	$2,484,156
Prepaid expenses and deposits	590,742	1,280,895
Total Current Assets	1,181,247	3,765,051
Non-Current Assets
Mineral properties	51,822,873	51,742,873
Reclamation bond	499,476	498,276
Property and equipment	5,060	6,513
Total Non-Current Assets	52,327,409	52,247,662
Total Assets	$53,508,656	$56,012,713
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$657,324	$638,256
Reclamation and environmental obligation, current portion	3,120,000	120,000
Convertible debt	3,608,719	—
Convertible debt, related parties	658,363	—
Notes payable, related party	1,034,521	—
Total Current Liabilities	9,078,927	758,256
Non-Current Liabilities
Convertible debt	—	3,570,430
Convertible debt, related parties	—	651,380
Deferred tax liability	277,627	277,627
Reclamation and environmental obligation, non-current portion	1,599,953	4,355,270
Total Non-Current Liabilities	1,877,580	8,854,707
Total Liabilities	10,956,507	9,612,963
Commitments and Contingencies (Note 12)
Stockholders' Equity
Common stock, par value $0.01, 200,000,000 authorized shares, 49,209,951 issued and outstanding at March 31, 2023 and 200,000,000 authorized shares, 46,591,081 issued and outstanding at June 30, 2022	492,101	465,912
Additional paid in capital	114,851,772	113,805,101
Accumulated deficit	(72,791,724)	(67,871,263)
Total Stockholders' Equity	42,552,149	46,399,750
Total Liabilities and Stockholders' Equity	$53,508,656	$56,012,713

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022

Expenses
Exploration	597,315	549,368	1,902,312	3,714,035
Land holding costs	157,143	163,011	475,341	477,338
Professional fees	12,919	26,510	281,542	92,523
Salaries and benefits	393,219	412,118	961,512	875,596
Directors' compensation	55,366	54,718	113,940	87,836
General and administrative	242,858	210,238	616,396	606,058
Accretion	111,561	45,969	334,683	137,907
Total Expenses	1,570,381	1,461,932	4,685,726	5,991,293
Net Loss before Other Expense	1,570,381	1,461,932	4,685,726	5,991,293
Other Expense (Income)
Other income	(47,123)	(210,672)	(93,406)	(326,971)
Interest and service charges	124,502	95,776	328,141	298,882
Net Loss	$1,647,760	$1,347,036	$4,920,461	$5,963,204

Loss per Common Share
Basic and diluted	$0.03	$0.03	$0.10	$0.15

Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic and diluted	48,452,177	43,601,579	47,457,781	40,947,916

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2022	46,591,081	$465,912	$113,805,101	$(67,871,263)	$46,399,750
Stock based compensation	—	—	117,826	—	117,826
Capital issued for payment of interest	341,297	3,413	157,000	—	160,413
Net loss	—	—	—	(1,840,216)	(1,840,216)
Balance at September 30, 2022	46,932,378	469,325	114,079,927	$(69,711,479)	44,837,773
Stock based compensation	—	—	63,005	—	63,005
Capital issued for financing	455,099	4,551	153,962	—	158,513
Net loss	—	—	—	(1,432,485)	(1,432,485)
Balance at December 31, 2022	47,387,477	473,876	114,296,894	$(71,143,964)	43,626,806
Stock based compensation	425,500	4,255	93,260	—	97,515
Capital issued for financing	938,658	9,387	305,788	—	315,175
Capital issued for payment of interest	458,316	4,583	155,830	—	160,413
Net loss	—	—	—	(1,647,760)	(1,647,760)
Balance at March 31, 2023	49,209,951	$492,101	$114,851,772	$(72,791,724)	$42,552,149

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2021	38,154,109	$381,542	$107,005,135	$(60,033,947)	$47,352,730
Stock based compensation	—	—	42,671	—	42,671
Capital issued for financing	2,202,352	22,024	1,807,527	—	1,829,551
Capital issued for payment of interest	168,690	1,687	161,955	—	163,642
Net loss	—	—	—	(1,913,745)	(1,913,745)
Balance at September 30, 2021	40,525,151	405,253	109,017,288	(61,947,692)	47,474,849
Stock based compensation	—	—	41,880	—	41,880
Capital issued for financing	98,706	987	67,937	—	68,924
Net loss	—	—	—	(2,702,423)	(2,702,423)
Balance at December 31, 2021	40,623,857	406,240	109,127,105	(64,650,115)	44,883,230
Stock based compensation	266,000	2,660	231,629	—	234,289
Capital issued for financing	5,465,330	54,653	4,261,352	—	4,316,005
Capital issued for payment of interest	235,894	2,359	158,054	—	160,413
Net loss	—	—	—	(1,347,036)	(1,347,036)
Balance at March 31, 2022	46,591,081	$465,912	$113,778,140	$(65,997,151)	$48,246,901

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2023	2022
Net Loss	$(4,920,461)	$(5,963,204)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,453	1,731
Stock based compensation	278,346	318,840
Amortization of debt issuance costs	45,272	45,272
Interest expense	278,706	244,185
Accretion expense	334,683	137,907
Settlement of asset retirement obligations	(90,000)	(33,236)
Change in reclamation bonds accounts	(1,200)	35,427
Effect of changes in operating working capital items:
(Increase)/Decrease in prepaid expenses	690,153	534,378
Increase/(Decrease) in accounts payable	95,709	(158,734)
Cash used in operating activities	(3,287,339)	(4,837,434)
Cash flows from investing activities:
Purchase of mineral properties	(80,000)	(45,000)
Purchase of equipment	—	(2,723)
Cash used in investing activities	(80,000)	(47,723)
Cash flows from financing activities
Capital issued for financing, net of share issuance costs	473,688	6,214,480
Proceeds from notes payable, related parties	1,000,000	—
Cash provided by financing activities	1,473,688	6,214,480

Change in cash during period	(1,893,651)	1,329,323
Cash at beginning of period	2,484,156	3,113,064
Cash at end of period	$590,505	$4,442,387

See Note 4 for supplemental cash flow information

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine-Months Period Ended March 31, 2023 and 2022

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

The Condensed Consolidated Financial Statements of the Company have been prepared on a “going concern” basis, which means that the continuation of the Company is presumed even though events and conditions exist that, when considered in aggregate, raise substantial doubt about the Company’s ability to continue as a going concern because it is possible that the Company will be required to adversely change its current business plan or may be unable to meet its obligations as they become due with one year after the date of that these financial statements were issued.

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

Paramount’s current business plan requires working capital to fund non-discretionary expenditures for its exploration and development activities on its mineral properties, mineral property holding costs and general and administrative expenses. It requires approximately $5.3 million in capital to repay the 2019 convertible notes and the note payable to Seabridge, both of which become due in September 2023. It also requires approximately $3.0 million to complete evaporation pond conversions as part of its reclamation and environmental obligations at its Sleeper Gold Project.

Subsequent to May 12, 2023, the Company expects to fund operations as follows:

•
Existing cash on hand and working capital.

•
The existing at the market ("ATM") program with Cantor Fitzgerald & Co. and Canaccord Genuity LLC.
•
The existing Note facility with Seabridge
•
Insurance proceeds to fund reclamation and environmental obligations at its Sleeper Gold Project
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

Our financial instruments include cash, accounts payable, accrued liabilities, notes payable and convertible debt. Due to their short maturity of our cash, accounts payable, notes payable and accrued liabilities, we believe that their carrying amounts approximate fair value as of March 31, 2023 and 2022. The carrying amount of convertible debt approximates fair value as the interest rate charged represents a market rate of interest.

Note 4. Non-Cash Transactions

For the nine months ended March 31, 2023, the Company issued 799,613 shares for payment of interest accrued on its outstanding 2019 Convertible Notes with a fair value of $320,826. The Company also issued 425,500 shares of Common stock under its equity compensation plans with a fair value of $142,650.

For the nine months ended March 31, 2022, the Company issued 404,584 shares for payment of interest accrued on its outstanding 2019 Convertible Notes with a fair value of $324,055. The Company also issued 266,000 shares of Common stock under its equity compensation plans with a fair value of $170,240.

Note 5. Capital Stock

Authorized Capital

Authorized capital stock consists of 200,000,000 common shares with par value of $0.01 per common share (June 30, 2022 – 200,000,000 common shares with par value $0.01 per common share).

For the three months ended March 31, 2023, the Company issued 938,658 shares of Common Stock from its ATM program for net proceeds of $315,175 and issued 458,316 shares for payment of interest accrued (Note 6) with a fair value of $160,413. The Company also issued 425,500 shares related to awards made under its equity compensation plans.

For the three months ended March 31, 2022, the Company issued 5,465,330 shares of Common Stock from its ATM program for net proceeds of $4,316,005 and issued 235,894 shares for payment of interest accrued (Note 6) with a fair value of $160,413. The Company also issued 266,000 shares related to awards made under its equity compensation plans.

For the nine months ended March 31, 2023, the Company issued 799,613 shares for payment of interest accrued (Note 6) with a fair value of $320,826 and issued 1,393,667 shares from its ATM program for net proceeds of $473,688. The Company also issued 425,500 shares related to awards made under its equity compensation plans.

For the nine months ended March 31, 2022, the Company issued 404,584 shares for payment of interest accrued (Note 6) with a fair value of $324,055 and issued 7,766,388 shares from its ATM for net proceeds of $6,214,480. The Company also issued 266,000 shares related to awards made under its equity compensation plans.

Stock Options, Restricted Stock Units and Stock Based Compensation

Paramount’s 2015 and 2016 Stock Incentive and Compensation Plans, which are stockholder-approved, permits the grant of stock options, restricted stock units and stock to its employees and directors for up to 3.5 million shares of common stock.

Total stock-based compensation for the three months ended March 31, 2023 and 2022 were $93,260 and $231,629, respectively.

Total stock-based compensation for the nine months ended March 31, 2023 and 2022 were $278,346 and $318,840, respectively.

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

For the three months ended March 31, 2023, the Company did not grant stock options (2022 – nil).

For the nine months ended March 31, 2023, the Company granted 50,000 stock options (2022 - nil) with an exercise price of $0.60 and a term of 5 years. The stock options vested immediately on the date of grant.

The fair value for options granted for the nine months ended March 31, 2023 was calculated using the Black-Scholes option valuations method. The weighted average assumptions used were as follows:

	Nine Months Ended March 31, 2023	Nine Months Ended March 31, 2022
Weighted average risk-free interest rate	2.79%	N/A
Weighted-average volatility	58%	N/A
Expected dividends	0	N/A
Weighted average expected term (years)	5	N/A
Weighted average fair value	$0.19	N/A

For the three months ended March 31, 2023, share-based compensation expense relating to service condition options and performance condition options was $nil and $2,856, respectively (2022 - $1,405 and $5,462).

For the nine months ended March 31, 2023, share-based compensation expense relating to service condition options and performance condition options was $12,021 and $9,689, respectively (2022 -$49,455 and $41,962).

A summary of stock option activity under the Stock Incentive and Compensation Plans as of March 31, 2023 is presented below:

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2021	1,998,995	$1.17	3.31	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(190,000)	1.42	1.48	—
Outstanding at June 30, 2022	1,808,995	$1.14	2.42	$—
Granted	50,000	0.60	4.75	—
Exercised	—	—	—	—
Forfeited or expired	(303,995)	1.40	—	—
Outstanding at March 31, 2023	1,555,000	$1.08	2.11	$—
Exercisable at March 31, 2023	1,096,664	$1.08	2.09	$—

A summary of the status of Paramount’s non-vested options as at March 31, 2023 is presented below:

Non-vested Options	Options	Weighted- Average Grant- Date Fair Value
Non-vested at June 30, 2021	1,033,998	$0.55
Granted	—	—
Vested	(288,332)	0.53
Forfeited or expired	(88,333)	0.73
Non-vested at June 30, 2022	657,333	$0.55
Granted	50,000	0.19
Vested	(95,002)	0.28
Forfeited or expired	(153,995)	0.74
Non-vested at March 31, 2023	458,336	$0.47

As of March 31, 2023, there was approximately $10,204 of unamortized stock-based compensation expense related to non-vested stock options outstanding. The expenses are expected to be recognized over a weighted-average period of 1.18 years. The total fair value of stock based compensation that vested related to outstanding stock options during the three months ended March 31, 2023 and 2022, was $16,873 and $nil, respectively.

Restricted Stock Units ("RSUs")

RSUs are awards for service and performance which upon vesting and settlement entitle the recipient to receive one common share of the Company's Common Stock for no additional consideration, for each RSU held.

For the three months ended March 31, 2023 and 2022, the Company granted 630,000 and 701,000 respectively.

For the three months ended March 31, 2023, share-based compensation expenses related to service condition RSUs and performance condition RSUs was $43,896 and $28,262, respectively (2022 - $nil and $nil)

For the nine months ended March 31, 2023, share-based compensation expenses related to service condition RSUs and performance condition RSUs was $117,116 and $116,971, respectively (2022 -$nil and $nil)

A summary of RSUs activity is summarized as follows:

Restricted Share Unit Activity	Outstanding RSUs	Weighted average grant date fair value
Outstanding at June 30, 2021	—	$—
Granted	701,000	0.65
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2022	701,000	$0.65
Granted	630,000	0.30
Vested	350,500	0.65
Forfeited	—	—
Outstanding at March 31, 2023	980,500	$0.43

As of March 31, 2023, there was approximately $237,002 of unamortized stock-based compensation expense related to outstanding RSUs. The expenses are expected to be recognized over the remaining weighted-average vesting periods of 1.01 years.

Note 6. Convertible Debt

	Debt
	March 31, 2023		June 30, 2022
	Current	Non-Current	Current	Non-Current
2019 Secured Convertible Notes	$4,277,690	—	$—	$4,277,690
Less: unamortized discount and issuance costs	(10,608)	—	—	(55,880)
	$4,267,082	$—	$—	$4,221,810

In September 2019, the Company completed a private offering of 5,478 Senior Secured Convertible Notes (“2019 Convertible Notes”) at $975 per $1,000 face amount due in 2023. Each 2019 Convertible Note will bear an interest rate of 7.5% per annum, payable semi-annually. The effective interest rate of the 2019 Convertible Notes is 8.46%. The principal amount of the 2019 Convertible Notes will be convertible at a price of $1.00 per share of Paramount common stock. Unamortized discount and issuance costs of $275,883 will be amortized as an additional interest expense over the four year term of the 2019 Convertible Notes. For the nine months ended March 31, 2023 and 2022, the Company amortized $45,272 of discount and issuance costs. At any point after the second anniversary of the issuance of the convertible notes, Paramount may force conversion if the share price of its common stock remains above $1.75 for 20 consecutive trading days. The convertible notes are secured by a lien on all assets of the Company and the Company is required to maintain a cash balance of $250,000. At March 31, 2023, excluding the current 2019 Secured Convertible Notes, the cash covenant was met by the Company.

During the three and nine months ended March 31, 2023, there were no conversions of 2019 Convertible Notes to common stock of the Company.

As of March 31, 2023, there were 4,278 (2022 - 4278) notes outstanding of which 660 (2022 - 660) were held by related parties. Related parties consisted of a director of the Company and an affiliated shareholder Seabridge Gold Inc. ("Seabridge").

Note 7. Notes Payable, Related Party

On December 9, 2022, the Company issued a Bridge Promissory Note (the "Note") to Seabridge, an entity affiliated with the Chairman of our Board of Directors, Rudi Fronk, and an owner of approximately 5.5% of our outstanding common stock, pursuant to which the Company may borrow, in one or more advances, the principal amount of up to $1,500,000 (the "Loan"). The Loan bears interest at a per annum rate of 12%, payable upon maturity or prepayment, and matures on September 30, 2023. The Company has the right to prepay the Loan, in whole or in part, at any time without penalty.

At March 31, 2023, the balance of the loan including accrued interest was $1,034,521.

Note 8. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	March 31, 2023	June 30, 2022
Sleeper and other Nevada based Projects	$28,537,145	$28,507,145
Grassy Mountain and other Oregon based Projects	23,285,728	23,235,728
	$51,822,873	$51,742,873

Sleeper:

Sleeper is located in Humboldt County, Nevada, approximately 26 miles northwest of the town of Winnemucca.

Grassy Mountain:

The Grassy Mountain Project is located in Malheur County, Oregon, approximately 22 miles south of Vale, Oregon, and roughly 70 miles west of Boise, Idaho.

Other Oregon Based Projects

During the nine month period ended March 31, 2023, the Company made a payment to Nevada Select Royalty Inc. ("Nevada Select") in the amount of $50,000 on the anniversary date of receiving a drill permit for the Frost Project. See Note 12 for a description of the Frost Project.

Other Nevada Based Projects

During the nine month period ended March 31, 2023, the Company made a payment to Nevada Select in the amount of $30,000 after Paramount received a permit to drill the Bald Peak claims from the US Forestry Service. See Note 12 for a description of the Bald Peak claims.

Impairment of Mineral Properties

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the nine months ended March 31, 2023 and 2022, no events or changes in circumstance are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no interim impairment was necessary.

Note 9. Reclamation and Environmental

Reclamation and environmental costs are based principally on legal requirements. Management estimates costs associated with reclamation of mineral properties and properties under mine closure. On an ongoing basis the Company evaluates its estimates and assumptions; however, actual amounts could differ from those based on estimates and assumptions.

The Company has posted several cash bonds as financial security to satisfy reclamation requirements. The balance of posted cash reclamation bonds at March 31, 2023 is $499,476 (June 30, 2022 - $498,276).

Paramount is responsible for managing the reclamation activities from the previous mine operations at the Sleeper Gold Mine as directed by the Bureau of Land Management ("BLM") and the Nevada State Department of Environmental Protection (“NDEP”). Paramount has estimated the undiscounted reclamation costs for existing disturbances at the Sleeper Gold Project required by the BLM to be $3,639,771. These costs are expected to be incurred between the calendar years 2023 and 2060. Paramount has also estimated undiscounted reclamation cost as required by the NDEP to be $5,280,000. These costs include on-going monitoring and new requests from the NDEP to convert three processing ponds from the historical operations to evaporation cell ponds ("E-Cell") by the 2nd half of calendar year 2023. On-going monitoring costs are expected to be incurred between 2023 and 2039. The sum of expected costs by year are discounted using the Company’s credit adjusted risk free interest rate from the time it expects to pay the retirement to the time it incurs the obligation. The reclamation and environmental costs for the Sleeper Gold Project recorded on the balance sheet are equal to the present value of the estimated reclamation costs as required by both the BLM and NDEP.

The following variables were used in the calculation for the periods ending March 31, 2023 and June 30, 2022:

	Nine Months Ended March 31, 2023	Year Ended June 30, 2022
Weighted-average credit adjusted risk free rate	9.94%	9.94%
Weighted-average inflation rate	2.32%	2.32%

Changes to the Company’s reclamation and environmental costs for the Sleeper Gold Mine for the nine-month period ended March 31, 2023 and the year ended June 30, 2022 are as follows:

	Nine Months Ended March 31, 2023	Year Ended June 30, 2022
Balance at beginning of period	$4,475,270	$1,849,644
Accretion expense	334,683	183,693
Additions and change in estimates	—	2,475,169
Settlements	(90,000)	(33,236)
Balance at end of period	$4,719,953	$4,475,270

The balance of the reclamation and environmental obligation of $4,719,953 at March 31, 2023 (June 30, 2022 -$4,475,270) is comprised of a current portion of $3,120,000 (June 30, 2022 -$120,000) and a non-current portion of $1,599,953 (June 30, 2022 - $4,355,270). During the period ended March 31, 2023, the Company, reallocated $3,000,000 from the non-current portion of the reclamation and environmental obligation to the current portion to reflect the requirement from NDEP to complete E-Cell conversions within the next twelve months.

The Company recorded an accretion expense for the three and nine-month period ended March 31, 2023 of $111,561 and $334,683, respectively (2022 - $45,969 and $137,907).

Note 10. Other Income

The Company’s other income details for the three and nine-months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2023	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2022
Re-imbursement of reclamation costs	$47,123	$87,431	$210,672	$321,113
Leasing of water rights to third party	—	5,975	—	5,858
Total	$47,123	$93,406	$210,672	$326,971

Note 11. Segmented Information

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses and mineral property carrying values by material project for the three and nine months ended March 31, 2023:

	Exploration Expenses		Land Holding Costs
	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2023	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2023	Mineral Properties at March 31, 2023
Sleeper Gold Project and other Nevada based Projects	$182,626	$794,402	$118,765	$360,206	$28,537,145
Grassy Mountain Project and other Oregon based Projects	414,689	1,107,910	38,378	115,135	23,285,728
	$597,315	$1,902,312	$157,143	$475,341	$51,822,873

Expenses for the three and nine-months ended March 31, 2022 and mineral property carrying values at June 30, 2022 by material project:

	Exploration Expenses		Land Holding Costs
	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2022	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2022	Mineral Properties As at June 30, 2022
Sleeper Gold Project and other Nevada based Projects	$244,296	$1,228,241	$124,633	$362,081	$28,507,145
Grassy Mountain Project and other Oregon based Projects	305,072	2,485,794	38,378	115,257	23,235,728
	$549,368	$3,714,035	$163,011	$477,338	$51,742,873

Additional operating expenses incurred by the Company are treated as corporate overhead with the exception of accretion expense which is discussed in Note 8.

Note 12. Commitments and Contingencies

Other Commitments

Paramount has an agreement to acquire 44 mining claims (“Cryla Claims”) covering 589 acres located immediately to the west of the proposed Grassy Mountain site from Cryla LLC. Paramount is obligated to make annual lease payments of $60,000 per year until 2033 with an option to purchase the Cryla Claims for $560,000 at any time. The term of the agreement is 25 years and commenced in 2018. In the event Paramount exercises its option to acquire the Cryla Claims, all annual payments shall be credited against a production royalty that will be based on a prevailing price of the metals produced from the Cryla Claims. The royalty rate ranges between 2% and 4% based on the daily price of gold. The agreement with Cryla can be terminated by Paramount at any time. All lease payments under the agreement are up-to-date and no other payments were made during the three and nine month periods ended March 31, 2023. The Cryla Claims are without known mineral reserves and there is no current exploratory work being performed.

Paramount has an agreement with Nevada Select Royalty to purchase 100% of the Frost Project, which consists of 40 mining claims located approximately 12 miles west of its Grassy Mountain Project. A total consideration of $250,000 payable to Nevada Select will be based on certain events over time. Nevada Select will retain a 2% NSR on the Frost Claims and Paramount has the right to reduce the NSR to 1% for a payment of $1 million. For the three and nine-month periods ended March 31, 2023, the Company made a payment of $50,000 and all required payments under the agreement are up-to-date. The Frost Claims are without known mineral reserves.

The Company has an agreement with Nevada Select to purchase the Bald Peak mining claims in the States of Nevada and California for a total consideration of $300,000. Payments under the agreement will be based on achieving certain events over time. Upon signing the agreement Paramount made a payment to Nevada Select of $20,000. During the nine-month period ended March 31, 2023, a payment was made to Nevada Select for $30,000 after the Company received a drill permit from the US Forestry Service. All payments under the agreement are up to date as of March 31, 2023. The Bald Peak Claims are without known mineral reserves.

Seabridge Gold Inc. ("Seabridge") holds a Net Profit Interest ("NPI") put option in which during the 30-day period immediately following the day that the Company has delivered notice to Seabridge that a positive production decision has been made and construction financing has been secured with respect to the Grassy Mountain Project, Seabridge may cause the Company to purchase the NPI for CDN$10,000,000. If Seabridge exercises the right to cause the Company to purchase the NPI, the Company would likely need to seek additional equity or other financing to fund the purchase, which financing may not be available to the Company on favorable terms or at all. As of March 31, 2023, Seabridge holds approximately 5.5% of the outstanding common stock of the Company and three members of Paramount's board of directors are either officers or directors of Seabridge.

Note 13. Subsequent Events

Subsequent to the period end, the Company sold 5,536,790 shares under its at the market program for gross proceeds of $1,929,613.

The Company also borrowed $500,000 from Seabridge pursuant to the Note described in Note 7.

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

Overview

We are a company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon. We enhance the value of our projects by implementing exploration and engineering programs that have the goal to expand and upgrade known mineralized material to reserves. The following discussion updates our outlook and plan of operations for the foreseeable future. It also analyzes our financial condition and summarizes the results of our operations for the three and nine months ended March 31, 2023 and compares these results to the results of the prior year three and nine months ended March 31, 2022.

Operating Highlights:

For the three and nine months ended March 31, 2023, the Company highlights include:

•
The Oregon State Technical Review Team ("TRT") accepted the Cultural Resources final baseline data report ("BDR") as complete. All required BDRs have been accepted as complete by the TRT and is a key condition in deeming the Company's permit application as complete.
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
•
The Company received the permit from the U.S. Forest Service to drill its Bald Peak Project in Mineral County, Nevada.
•
The Oregon State Technical Review Team accepted and approved both the geo-chemistry and groundwater BDRs. Both BDRs are required to be approved in order for the State of Oregon to determine, along with other application information, that Company's submitted Consolidated Permit Application (the “CPA”) is complete. As of March 31, 2023, the completeness determination has not been made by the State of Oregon.
•
The TRT approved the Environmental Evaluation ("EE") outline which allows the State of Oregon's contracted consultant to begin its work on EE in advance to the CPA being deemed complete.
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

Grassy Mountain Project:

Paramount expects to continue with both state and federal permitting activities for its proposed underground gold mine. With all baseline studies approved and accepted by the State of Oregon and the submitted modified CPA, the Company will continue working with the appropriate permitting agencies to ensure a complete permit application. Once the State of Oregon determines that the CPA is complete it will proceed to the drafting permits process which includes issuing an environmental evaluation and socio-economic impact analysis and the drafting of all relevant permits for the project. Under Oregon law the drafting permits process, which includes public notice and public hearing period, must be completed within 225 days. Subsequent to the drafting permit process if draft permits are issued, up to an additional 120 days is provided for further public consultation and the development and distribution of final permits. The costs incurred by the State of Oregon for the drafting permit and final permit processes will be reimbursed by the Company directly through cost recovery invoices received from the Oregon Department of Geology and Mineral Industries or by permit fees established by individual permitting agencies. In addition to the state incurred costs, the Company will engage with its permitting and technical advisors and consultants to respond to any further information requests from the state's permitting agencies.

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

Comparison of Operating Results for the three and nine months ended March 31, 2023 and 2022

We did not earn any revenue from mining operations for the three and nine months ended March 31, 2023 and 2022.

Net Loss

Our net loss for the three-months ended March 31, 2023 was $1,647,760 compared to a net loss of $1,347,036 in the previous three-month period ended March 31, 2022. The drivers of the increase in net loss of 22% are fully described below.

Our net loss for nine months ended March 31, 2023, was $4,920,461 compared to a net loss of $5,963,204 in the previous nine-month period ended March 31, 2022. The drivers of the decrease in net loss of 17% are fully described below.

The Company expects to incur losses for the foreseeable future as we continue with our planned exploration and development programs.

Expenses

Exploration and Land Holding Costs

For the three months ended March 31, 2023 and 2022, exploration expenses were $597,315 and $549,368, respectively. This represents an increase of 9% or $47,947. Expenses related to our exploration or development activities are generally not comparable from period to period as activities will vary based on several factors. At Grassy Mountain the Company continued with permitting activities with state and federal permitting agencies. These expenses totaled $414,689. At Sleeper, the Company continued with the digitizing and reverification of its geological database and redesigned its E-Cell conversion plans for upcoming reclamation work totaling $182,626. In the prior year comparable period, the Company focused its efforts on preparing its modified permit applications for the Grassy Mountain Project, completed a drill program at its Frost property and incurred expenses related to reclamation activities its Sleeper Gold Project.

For the three months ended March 31, 2023 and 2022, land holding costs were $157,143 and $163,011, respectively. The decrease in land holding costs was primarily due to 2022 costs associated with staking additional mining claims with respect to the Bald Peak Project in Nevada.

For the nine months ended March 31, 2023 and 2022, exploration expenses were $1,902,312 and $3,714,035, respectively. This represents a decrease of 49% or $1,811,723. Expenses related to our exploration or development activities are generally not comparable from period to period as activities will vary based on several factors. At Grassy Mountain the Company continued with permitting activities with state and federal permitting agencies and completed a TRS on the property. These expenses totaled $1,107,910. At Sleeper, the Company has re-assayed historical drill holes, digitized and re-verified its geological database, completed a TRS on the property and redesigned its E-cell pond conversion plans for upcoming reclamation work for expenses totaling $794,402. In the prior year comparable period, the Company continued with permitting activities for the Grassy Mountain Project, completed a drill program at the Frost Project and incurred on-going reclamation expenses at its Sleeper Gold Project.

For the nine months ended March 31, 2023 and 2022, land holding costs were $475,341 and $477,338, respectively. The decrease in land holding costs was primarily due to 2022 costs associated with staking additional mining claims with respect to the Bald Peak Project in Nevada.

Salaries and Benefits

For the three-month period ended March 31, 2023 and 2022, salary and benefits were $393,219 and $412,118, respectively. This represents a decrease of 5%. Salary and benefits are comprised of cash and equity based compensation of the Company’s executive and corporate administration teams. The decrease primarily reflects lower equity based compensation that was recorded during the three-month period ended March 31, 2023 compared to the three-month period ended March 31, 2022. Included in the salary and benefits expense amount for the three months ended March 31, 2023 and 2022 was non-cash equity based compensation of $71,597 and $61,690, respectively.

For the nine months ended March 31, 2023 and 2022, salary and benefits were $961,512 and $875,596, respectively. This represents an increase of 10%. The increase is a result of higher equity based compensation that was recorded during the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022. Included in the salary and benefits expense amount for the nine months ended March 31, 2023 and 2022 was non-cash equity based compensation of $237,037 and $146,273, respectively.

Directors’ Compensation

For the three-month period ended March 31, 2023 and 2022, directors’ compensation expenses were $55,366 and $54,718, respectively. This represents an increase of 1%. Directors’ compensation consists of cash and stock-based compensation of the Company’s board of directors. The increase reflects higher equity based compensation recorded in the current quarter compared to the prior year’s comparable period.

For the nine months ended March 31, 2023 and 2022, directors compensation expenses were $113,940 and $87,836, respectively. This represents an increase of 30%. The increase in costs reflects a higher equity based compensation and the addition of a new board member in the current year compared to the prior year's comparable period.

Professional Fees and General and Administration

For the three months ended March 31, 2023 and 2022, professional fees were $12,919 and $26,510, respectively. This represents a decrease of $13,591. The decrease was mainly due to less one-time consulting fees and legal fees incurred in the period. Professional fees include legal, advisory and consultant expenses incurred on corporate and operational activities being performed by the Company on a period-by-period basis.

For the three-month period ended March 31, 2023, general and administration expenses increased by 16% to $242,858 from $210,238 from the three-month period ended March 31, 2022. The increase in general and administration expenses from the previous year’s comparable period was mainly due to higher investor relations expenses.

For the nine months ended March 31, 2023 and 2022, professional fees were $281,542 and $92,523, respectively. This represents an increase of $189,019. The increase was due to the timing of the recording of the audit fees for the fiscal year ended June 30, 2022 after engaging the Company's new auditor in the current period and incurring one-time consulting and legal fees in the period.

For the nine months ended March 31, 2023 and 2022, general and administration expenses were $616,396 and $606,058, respectively. This represents an increase of 2% and was mainly due to higher investor relations expenses.

Liquidity and Capital Resources

As an exploration and development company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand. At March 31, 2023, we had cash and cash equivalents of $590,505 compared to $2,484,156 as at June 30, 2022. We had negative working capital of approximately $8.0 million which is primarily attributed to the current 2019 convertible notes, notes payable to Seabridge and our current reclamation and environmental obligation at Sleeper. Our plans to address the negative working capital and improve our liquidity position are described below under Going Concern and Capital Resources.

In May 2020, the Company established an $8.0 million “at the market” equity offering program with Cantor Fitzgerald & Co. and Canaccord Genuity LLC to proactively increase its financial flexibility. During the nine-months ended March 31, 2023, the Company issued 1,393,757 shares under the program for net proceeds of $473,688. Subsequent to the period ended March 31, 2023, the Company sold 5,536,790 shares under the program for gross proceeds of $1,929,613.

In December 2022, the Company issued the Note to Seabridge, an entity affiliated with the Chairman of our Board of Directors, Rudi Fronk, and an owner of approximately 5.5% of our outstanding common stock, pursuant to which the Company may borrow, in one or more advances, the principal amount of up to $1,500,000. The Loan bears interest at a per annum rate of 12%, payable upon maturity or prepayment, and matures on September 30 2023. The Company has the right to prepay the Loan, in whole or in part, at any time without penalty. During the nine-months ended March 31, 2023, the Company borrowed $1,000,000 from Seabridge and subsequent to the period end, borrowed an additional $500,000.

The main uses of cash for the nine months ended March 31, 2023 were:

•
cash used in operating activities of $3,287,339 were mainly used to fund our permitting and exploration activities at our projects, salary and benefits costs of our employees and ongoing general and administration costs.

Going Concern and Capital Resources

The Condensed Consolidated Financial Statements of the Company have been prepared on a “going concern” basis, which means that the continuation of the Company is presumed even though events and conditions exist that, when considered in aggregate, raise substantial doubt about the Company’s ability to continue as a going concern because it is possible that the Company will be required to adversely change its current business plan or many be unable to meet its obligations as they become due with one year after the date of that these financial statements were issued.

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

•
$3.0 million on the Grassy Mountain Project state and federal permitting activities
•
$0.25 million on the Sleeper Gold Project
•
$3.0 million for E-Cell conversions at the Sleeper Gold Project

The Company anticipates that the costs associated with the proposed reclamation activities, including the E-Cell conversions, as mandated by state and federal regulators at Sleeper, will be covered by its existing insurance program. To avoid the need for upfront working capital and waiting for reimbursement by the insurance program, the Company is in talks with its insurance carrier to pay the contractor directly for completed E-Cell conversion work prior to commencing the project. In case the Company is unable to commence the E-Cell conversions within the set timeline, it may seek an extension from NDEP.

For any interest that accrues and is owing on the outstanding convertible debt, the Company expects to elect to pay the semi-annual interest payment in shares of its Common Stock.

Subsequent to May 12, 2023, the Company expects to fund operations as follows:

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

Option awards are generally granted with an exercise price equal to the market price of Paramount’s stock at the date of grant and have contractual lives of 5 years. To better align the interests of its key executives, employee and directors with those of its shareholders a significant portion of those share option awards will vest contingent upon meeting certain stock price appreciation performance goals and other performance conditions. Option and share awards provide for accelerated vesting if there is a change in control (as defined in the employee share option plan). For stock option grants made, the Company used the Black-Scholes option valuation model to value stock options granted. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires management to make estimates which are subjective and may not be representative of actual results. Changes in assumptions can materially affect estimates of fair values.

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

Paramount Gold Nevada Corp.

Date: May 12, 2023	By:	/s/ Rachel Goldman
Rachel Goldman
Chief Executive Officer

Date: May 12, 2023	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer