Form 10-K
period 2023-06-30
Paramount Gold Nevada Corp.
filed 2023-09-26
CIK 1629210

-8UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the NYSE American LLC on December 31, 2022, was $14,746,396.

The number of shares of Registrant’s Common Stock outstanding as of September 21, 2023 was 58,880,646.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Report where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

mineral resource – is a concentration or occurrence of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractible. It is not merely an inventory of all mineralization drilled or sampled.

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

(i) Be either:

(A) An organization recognized within the mining industry as a reputable professional association; or
(B) A board authorized by U.S. federal, state or foreign statute to regulate professionals in the mining, geo-science or related field;

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

OVERVIEW OF PARAMOUNT GOLD NEVADA CORP.

We are engaged in the business of acquiring, exploring and developing precious metals projects in the United States of America. Paramount owns both exploration and development stage projects in the states of Nevada and Oregon. We enhance the value of our projects by implementing exploration and engineering programs that are likely to expand and upgrade known mineral resources to mineral reserves. To further advance our projects towards the production decision, we manage the completion of the appropriate technical studies including feasibility studies and undertake permitting processes with the relevant local, state and federal regulators. Paramount believes there are several ways to realize the value of its projects: selling its projects to producers; joint venturing its projects with other companies; or building and operating small mines on its own.

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

We do not compete with anyone with respect to our existing mineral claims because they are 100% controlled or owned by us. We believe we have or can acquire on reasonable terms the equipment, technical expertise and materials necessary to explore and develop our current properties.

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

Mining Claim Maintenance

Activities on our properties are conducted both upon federally owned land and private land. Most federally owned land is administered by the Bureau of Land Management (“BLM”). On existing claims owned by the federal government, we are required to pay annual claim maintenance fees of $165 per claim on or before September 1st at the State Office of the BLM. In addition, we are required to pay the county recorder of the county in which the claim is situated an annual fee. The county fees in Nevada and Oregon are $12.00 and $5.00 per claim, respectively. On certain claims we own, we are required to pay a fee of $165.00 for each 20 acres of an association placer. For any new claims we acquire by staking, we must file a certificate of location with the State Office of the BLM within 90 days of making the claim along with a fee equal to the amount of the annual claim maintenance fee.

Annual Payments we have made to federal and other state agencies to maintain our claims for the upcoming 2023-24 year are as follows:

Property	Number of Claims[1]	Total Annual Payment to Maintain Claims[2]
Sleeper Gold Project and Other Nevada Claims	2,623	$490,194
Grassy Mountain Project and Other Oregon Claims	548	$97,313
Total Annual Payment to Maintain Mining Claims		$587,507

1. Does not include any placer claims contained within existing unpatented lode claims

2. Includes all fees paid to the BLM, respective counties and legal fees to file the claims

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

Reclamation of Previous Operations

Paramount is responsible for managing the reclamation activities from the previous mine operations at the Sleeper Gold Mine as directed by the BLM and the Nevada State Department of Environmental Protection ("NDEP"). As part of the comprehensive reclamation program, we undertake activities that include on-going monitoring and reporting, stabilizing, contouring, pond conversions and re-vegetating activities. Reclamation activities are conducted in accordance in with detailed plans which must be reviewed and approved by the both the BLM and NDEP. Additional information regarding our reclamation activities at Sleeper on Page 23.

HUMAN CAPITAL RESOURCES

As of June 30, 2023, we employed seven full-time employees and one consultant.

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

We have incurred significant losses since our inception and expect to continue to incur losses as a result of costs and expenses related to maintaining our properties and general and administrative expenses. As of June 30, 2023, we had cash of approximately $0.8 million and an accumulated deficit of approximately $74.3 million. As a result of our evaluation of the Company’s liquidity for the next twelve months, we have included a discussion about our ability to continue as a going concern in our consolidated financial statements, and our independent auditor’s report for year ended June 30, 2023 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” Our capital needs have, in recent years, been funded through sales of our debt and equity securities. In the event that we are unable to raise sufficient additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business.

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

No revenue generated from operations.

We have not generated any revenues from operations. Our net loss for the fiscal year ended June 30, 2023 totaled $6.45 million. We have incurred losses in the past, and we will likely continue to incur losses in the future. Even if our drilling programs identify gold, silver or other mineral deposits, there can be no assurance that we will be able to commercially exploit these resources, generate any revenues or generate sufficient revenues to operate profitably.

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

Our information technology systems used in our operations are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber attacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data or machines and equipment, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information, the corruption of data or the disabling, misuse or malfunction of machines and equipment. Various measures have been implemented to manage our risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information or operational technology disruptions, we could potentially be subject to production downtime, operational delays, operating accidents, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on cash flows, financial condition or results of operations.

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

As of June 30, 2023, we have $4.3 million in outstanding indebtedness in the form of convertible notes and $1.6 million in the form of a note payable. Our ability to repay the outstanding debt on at maturity will depend on the Company having sufficient cash on hand. We could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We cannot predict whether we would be able to refinance debt, issue equity or debt securities or dispose of assets to raise funds on a timely basis or on satisfactory terms. In a rising interest rate environment, the costs of borrowing additional funds or refinancing outstanding indebtedness would also be expected to increase. We may not be able obtain proceeds in an amount sufficient to meet any debt service obligations when due.

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
Other:
•
Certain royalty interests have been granted with respect to the Sleeper Gold Project
•
A security interest in the Sleeper Gold Project has been granted in favor of the Convertible Note Holders (as defined below)

Summary Gold Mineral Resources as of June 30, 2023(1,2,4,9):

	Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)

United States
Grassy Mountain 3, 5,	21,153	0.017	363	12,902	0.030	392	34,055	0.022	755	1,151	0.037	42
Sleeper [6,7,8]	5,403	0.016	85	174,535	0.010	1,812	179,938	0.011	1,897	132,176	0.009	1,214
Total	26,556	0.017	448	187,437	0.012	2,204	213,993	0.012	2,652	133,327	0.009	1,256

Summary of Silver Mineral Resources as of June 30, 2023(1,2,4,9):

	Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)

United States
Grassy Mountain 3, 5,	21,153	0.072	1,529	12,902	0.115	1,480	34,055	0.088	3,009	1,151	0.109	126
Sleeper [6,7,8]	5,403	0.105	570	174,535	0.118	20,661	179,938	0.118	21,231	132,176	0.071	9,454
Total	26,556	0.079	2,099	187,437	0.118	22,141	213,993	0.113	24,240	133,327	0.071	9,580

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
5.
Mineral Resources potentially amenable to open pit mining methods are reported using a gold price of $1,800/oz, a silver price of $22/oz, a throughput rate of 30,000 tonnes/day, assumed metallurgical recoveries of 84.6% for Au and 52.3% for Ag, mining costs of $2.40/tonne mined, heap leach processing costs of $3.08/tonne processed, bio-leach processing costs of $8.52/tonne processed, general and administrative costs of $0.46/tonne processed. Gold and silver commodity prices were selected based on analysis of the three-year running average at the end of August 2023 for the mineral resources at June 30, 2023.
6.
Mineral Resources comprised all model blocks at a 0.14 g Au/t cut-off for Oxide and Mixed, 0.17 g Au/t for Sulfide within an optimized pit; and 0.14 g Au/t for dumps.
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

Summary Gold Mineral Reserves as of June 30, 2023(1,2,3,4):

	Proven Mineral Reserves			Probable Mineral Reserves			Total Mineral Reserves
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)

United States
Grassy Mountain	260	0.18	47	1,652	0.20	333	1,911	0.20	380
Total	260	0.18	47	1,652	0.20	333	1,911	0.20	380

Summary Silver Mineral Reserves as of June 30, 2023(1,2,3,4):

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
4.
Total fully diluted Mineral Reserves includes Proven and Probable reserves plus dilution less ore lost, see detail table for each project

Individual Properties

GRASSY MOUNTAIN PROPERTY

Overview and Location

The Grassy Mountain Project is located in Malheur County, Oregon, approximately 22 miles south of Vale, Oregon, and roughly 70 miles west of Boise, Idaho (43°40'10.8"N 117°21'34.2"W). The property is accessed by vehicle from the town of Vale by a private and BLM maintained dirt road. The project site is situated in the rolling hills of the high desert region of the far western Snake River Plain and consists of 455 unpatented lode claims and 3 patented lode claims all totaling roughly 8,280 acres. The local terrain is gentle to moderate, with elevations ranging from 3,300 to 4,300 feet above mean sea level. The geological setting, hydrothermal alteration, styles of gold-silver mineralization, and close spatial and timing association with silica sinter deposition, indicate that Grassy Mountain is an example of the hot-springs sub type of low-sulfidation, epithermal precious-metals deposits.

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

Other agreements

Cryla LLC ("Cryla") leased 28 unpatented lode mining claims located west of Grassy Mountain to Calico in 2018. Calico is required to make an annual lease payment of $60,000. After June 2020, Calico may elect to acquire the property for $560,000 plus $3/oz of gold reserves, as defined by a pre-feasibility or higher confidence-level study. Cryla is entitled to a 2% NSR if the gold price is ≤US$1,500/oz and a 4% NSR if the gold price >US$1,500/oz. Calico is entitled to reduce the NSR to 1% by paying Cryla $800,000 under any circumstances. No Mineral Resources or Mineral Reserves are estimated on the Cryla claims.

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

As of June 30, 2023, the net book value of the Grassy Mountain Property was approximately $23.2 million.

Grassy Mountain Property Summary of Mineral Resources at the End of June 30, 2023 and June 2022

Note to Reader: Based on the assessment of the QPs and the Company it was determined that there were no material changes to the Grassy Mountain Property that required an updated Grassy TRS.

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

Grassy Mountain Property Summary of Mineral Reserves at the End of June 30, 2023 and 2022

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

Internal Controls – Grassy Mountain Property

Paramount’s internal controls at the Grassy Mountain project are designed to provide reasonable assurance that information and processes utilized in assessing its exploration results, as well as mineral resource and reserve estimation, and are reasonable and in line with industry best practices. These internal controls include quality assurance and quality control (“QA/QC”) programs in the collection and analysis of drill hole assay information based on:

•
Third-party certified labs used for assays reported in public disclosure or resource models;
•
Drill programs with insertion of blank, duplicate, and certified reference materials; and
•
Sufficient QA/QC results for the analytical programs.

All core and reverse-circulation samples were cataloged and stored in secure and designated areas on Paramount’s warehouse in vale Oregon. Data has been subject to validation, which includes checks on down hole surveys, collar coordinates, geological data, and assay data.

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

As of June 30, 2023, the net book value of the Sleeper Gold Property was approximately $28.1 million.

Technical Report Summary

The Company is reporting a mineral resource estimate as prepared by QP, RESPEC Company LLC with an effective date of June 30, 2023. To determine the estimate the following material assumptions and criteria were used:

•
The Sleeper deposit has the potential to be mined by open pit methods. The Mineral Resources were tabulated to reflect potential open pit mining and heap leach and bio-oxidation extraction as the primary scenario. To meet the requirement of reasonable prospects for eventual economic extraction, a pit optimization was run using the parameters summarized in following Table:

Item	Value	Unit
Mining Cost	2.40	$/tonne
Heap Leach Processing cost	3.08	$/tonne processed
Bio-oxidation Processing cost	8.52	$/tonne processed
Process rate	30,000	tonnes per day processed
General and Administration cost	0.46	$/tonne processed
Au price	1,800	$/oz
Ag price	22	$/oz
Au recovery	84.6	percent

Ag recovery	52.3	percent
Royalty	1.5%	NSR
•
The pit shell created by the optimization was used to constrain the mineral resources, which are reported at a cut-off grade of 0.14 g Au/t for oxide and mixed materials, whereas the sulfide material is reported at a cut-off grade of 0.17 g Au/t. The gold cut-off grade was calculated using the processing, general and administrative costs, gold price, recovery, refining cost, and royalty provided in above Table. The mining cost is not included in the determination of the cut-off grade, as all material in the conceptual pit would potentially be mined as either ore or waste. The reference point at which the mineral resources are defined is therefore at the top rim of the pit, where material equal to or greater than the cut-off grade would be processed.
•
The metal prices used in the pit optimization and the determination of the gold cut-off grade and gold-equivalency factor are derived roughly from three-year moving-average prices as of July 2023 ($1,800/oz and $22/oz for gold and silver, respectively).
•
The open pit resource estimates are based on a 30,000 tonnes per day processing rate, with processing assumed to consist of crushing, milling, and first-stage gravity separation followed by carbon-in-leach recovery.

For more information for mineral resource estimate, see Exhibit 96.1 section 11.8, the Technical Report Summary on the Sleeper Gold Project, Nevada, U.S.A. ("Sleeper TRS") prepared for the Company by QP, RESPEC Company LLC with an effective date of June 30, 2023.

Current Proposed Program

In the Sleeper TRS, RESPEC concluded that the Sleeper project is a project of merit and warrants additional work. RESPEC recommends a work program totaling $3.9 million comprised of the following categories:

Category	Estimated Cost	Description
Initial Assessment	$150,000	Updated Initial Assessment ("IA") to assess the preliminary project economics.
Infill RC Drilling Program	$1,000,000

If the IA results are favorable, an infill drill program of approximately 7,600 meters to increase drill density to potentially upgrade inferred resources to measured and indicated resources, collect information regarding geo-technical data, hydrology, metallurgical testing and validate historical RC drilling.

Metallurgy including bio-oxidation test work	$250,000

If the IA results are favorable, a metallurgical test program that would support a pre-feasibility study. A testing program would be used to optimize bio-oxidation feed size and cycle time. Testing should include load/permeability type testing on bio-oxidation residues.

Pre-Feasibility Study	$2,500,000	If the IA results are favorable, a pre-feasibility is recommended. The required elements will be determined based on the results of the IA.
Total	$3,900,000

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

Reclamation

Paramount is responsible for managing the reclamation activities from the previous mine operations at the Sleeper Gold Mine as directed by the BLM and the Nevada State Department of Environmental Protection. Under the filed BLM Plan of Operations (“PoO”) and reclamation permit a surety bond in the amount of $4 million has been posted as financial security to ensure that required reclamation activities are fulfilled. The surety bond for the Sleeper mine reclamation activities has been posted on behalf of the Company by an insurance company and forms a part of the Company’s comprehensive insurance program. The insurance policy, which is in effect until 2033, covers reclamation costs up to an aggregate of $25 million. The Company periodically submits updates to its Reclamation Cost Estimate (“RCE”) to the BLM to account for completed reclamation work or new reclamation requirements. As of September 2020, the Company’s RCE submitted in October 2019 was accepted by the BLM and the posted surety bond was deemed sufficient. The Company expects to file a revised RCE in the second half of calendar 2023 with the BLM. The revised RCE will incorporate the significant reclamation work that has been completed by the Company over the past several years.

In addition to the BLM reclamation requirements, the Company is required to satisfy the State of Nevada’s reclamation requirements under various permits it holds for the Sleeper Gold Project.

Summary of Sleeper Gold Property Mineral Resources at the End of June 30, 2023 and 2022

Gold (Au) (1,2,3,4,5,6,7,8) Silver (Ag) (1,2,3,4,5,6,7,8)

	Years Ended June 30,
	2023	2022
Summary Mineral Resources Gold
Measured Resources
Total tons (000s)	5,403	—
Grade (oz./ ton)	0.016	—
Ounces (000s)	85	—

Indicated Resources
Total tons (000s)	174,535	—
Grade (oz./ ton)	0.010	—
Ounces (000s)	1,812	—

Measured and Indicated Resources
Total tons (000s)	179,938	—
Grade (oz./ ton)	0.011	—
Ounces (000s)	1,897	—

Inferred Resources
Total tons (000s)	132,176	237,600
Grade (oz./ ton)	0.009	0.0102
Ounces (000s)	1,214	2,417

Summary Mineral Resources Silver
Measured Resources
Total tons (000s)	5,403	—
Grade (oz./ ton)	0.105	—
Ounces (000s)	570	—

Indicated Resources
Total tons (000s)	174,535	—
Grade (oz./ ton)	0.118	—
Ounces (000s)	20,661	—

Measured and Indicated Resources
Total tons (000s)	179,938	—
Grade (oz./ ton)	0.118	—
Ounces (000s)	21,231	—

Inferred Resources
Total tons (000s)	132,176	237,600
Grade (oz./ ton)	0.071	0.1030
Ounces (000s)	9,454	24,458
1.
The estimate of mineral resources was done by RESPEC Company LLC in metric tonnes. All price and cost are in US dollars.
2.
Mineral Resources comprised all model blocks at a 0.14 g Au/t cut-off (2022 - 0.137 g Au/t cut-off) for Oxide and Mixed, 0.17 g Au/t (2022 - 0.251 g Au/t) for Sulfide within an optimized pit; and 0.14 g Au/t (2022 - 0.137 g Au/t) for dumps.
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
6.
Mineral Resources potentially amenable to open pit mining methods are reported using a gold price of $1,800/oz (2022 - $1,750/oz), a silver price of $22/oz (2022 - $22/oz), a throughput rate of 30,000 tonnes/day (2022 - 30,000 tonnes/day), assumed metallurgical recoveries of 84.6% for Au (2022 - 72.7% for Au) and 52.3% for Ag (2022 - 28.2% for Ag), mining costs of $2.40/tonne mined (2022 - $2.00/tonne mined), heap leach processing costs of $3.08/tonne processed (2022 - $3.08/tonne processed), bio-leach processing costs of $8.52/tonne processed (2022 - $9.84/tonne processed), general and administrative costs of $0.46/tonne processed (2022 - $0.46/tonne processed). Gold and silver commodity prices were selected based on analysis of the three-year running average at the end of August 2023 for the mineral resources at June 30, 2023.
7.
Measured and indicated gold and silver resources were not defined for year ended 2022 and increased as a result of reclassifications and completion of database verification; inferred gold resources decreased by 99% from the previous year and inferred silver resources decreased by 159% due to the reclassifications that resulted from resources modeling.
8.
Rounding may result in apparent discrepancies between tonnes, grade, and contained metal content.

Internal Controls - Sleeper Gold Property

Paramount’s internal controls at the Sleeper project are designed to provide reasonable assurance that information and processes utilized in assessing its exploration results, as well as mineral resource and reserve estimation, and are reasonable and in line with industry best practices. These internal controls include quality assurance and quality control (“QA/QC”) programs in the collection and analysis of drill hole assay information based on:

•
Third-party certified labs used for assays reported in public disclosure or resource models;
•
Drill programs with insertion of blank, duplicate, and certified reference materials; and
•
Sufficient QA/QC results for the analytical programs.

All core and reverse-circulation samples were cataloged and stored in secure and designated areas on Paramount’s property. Data has been subject to validation, which includes checks on down hole surveys, collar coordinates, geological data, and assay data.

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

	High	Low
Year Ended June 30, 2023
First Quarter	$0.49	$0.28
Second Quarter	$0.42	$0.29
Third Quarter	$0.43	$0.29
Fourth Quarter	$0.42	$0.24
Year Ended June 30, 2022
First Quarter	$1.02	$0.76
Second Quarter	$0.91	$0.65
Third Quarter	$1.10	$0.53
Fourth Quarter	$0.72	$0.45

HOLDERS

As of September 14, 2023, there were 154 registered shareholders of our common stock.

DIVIDENDS

We currently do not anticipate paying cash dividends for the foreseeable future.

RECENT SALE OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

During the year-ended June 30, 2023, we issued 799,613 shares of common stock for payment of interest accrued and owing on our outstanding 2019 Convertible Notes. In issuing the foregoing securities, we relied on the exemptive provisions of Section 4(a)(2) of the Securities Act and Rule 506 thereunder.

EQUITY COMPENSATION PLAN

Set out below is information as of June 30, 2023 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance under our Equity Incentive Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and RSUs	Weighted- average exercise price per share of outstanding options and RSUs	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,385,500	$1.05	423,000
Equity compensation plans not approved by security holders	—	$—	—
TOTAL	2,385,550		423,000

As of June 30, 2023, 980,500 restricted share units ("RSUs") were outstanding and 1,405,000 stock options were outstanding under our Equity Incentive Plans to acquire 2,385,500 Common Shares.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns both exploration and development stage projects in the states of Nevada and Oregon. We enhance the value of our projects by implementing exploration and engineering programs that are likely to expand and upgrade known mineral resources to mineral reserves. To further advance our projects towards the production decision, we manage the completion of the appropriate technical studies including feasibility studies and undertake permitting processes with the relevant local, state and federal regulators. The following discussion updates our outlook and plan of operations for the foreseeable future. It also analyzes our financial condition and summarizes the results of our operations for the years ended June 30, 2023 and 2022 and compares each year’s results to the results of the prior year.

Operating Highlights:

During the fiscal year-ended June 30, 2023, the Company conducted several exploration programs and continued with its permitting at its Grassy Mountain Project. Highlights include:

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
•
The Company received the permit from the U.S. Forest Service to drill its Bald Peak Project in Mineral County, Nevada.
•
The Oregon State TRT accepted and approved both the geo-chemistry and groundwater BDRs. Both BDRs are required to be approved in order for the State of Oregon to determine, along with other application information, that Company's submitted Consolidated Permit Application (the “CPA”) is complete. As of June 30, 2023, the completeness determination has not been made by the State of Oregon.
•
The TRT approved the Environmental Evaluation ("EE") outline which allows the State of Oregon's contracted consultant to begin its work on EE in advance to the CPA being deemed complete.
•
Completed new technical report summary("TRS") for the Sleeper Gold Property under Item 1300 of Regulation S-K.

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

Comparison of Operating Results for the year ended June 30, 2023 as compared to June 30, 2022

Results of Operations

We did not earn any revenue from mining operations for the years ended June 30, 2023 and 2022. During the year ended June 30, 2023, we completed various activities and milestones as described above in operating highlights. Other normal course of business activities included filing annual mining claim fees with the BLM, reclamation work at the Sleeper mine site and on-going reviews of its mining claims were completed.

Net Loss

Our net loss for the year ended June 30, 2023 was $6,450,531 compared to a net loss of $7,837,316 in the previous year. The decrease of approximately 18% is fully described below. We will continue to incur losses for the foreseeable future as we continue with our planned exploration and development programs.

Expenses

Exploration, Development and Reclamation and Land Holding Costs

For the year ended June 30, 2023, exploration and development expenses were $2,595,709 compared to $4,436,266 in the prior year. This represents a decrease of 41% or $1,840,557 which was mainly due to the Company completing several exploration and development activities in 2023 at both its Oregon and Nevada based properties. Expenses related to our exploration or development activities are generally not comparable from period to period as activities will vary based on several factors. At Grassy Mountain the Company continued with permitting activities with state and federal permitting agencies and completed a TRS on the property. These expenses totaled $1,466,402. At Sleeper, the Company has re-assayed historical drill holes, digitized and re-verified its geological database, completed a TRS on the property and redesigned its E-cell pond conversion plans for upcoming reclamation work for expenses totaling $1,129,307.

For the year ended June 30, 2022, at Grassy Mountain, the Company continued with the permitting process with the State of Oregon and the BLM and submitted modified permit applications and at our Frost Property completed a drill program. Total exploration and development expenses at Grassy Mountain and Frost Project during the year that were $2,859,348. At Sleeper, the Company completed a small drill program to test zones of mineralization and at its Bald Peak Project conducted rock surface sampling, completed a geophysical survey and planned for a future exploratory drill program. We also incurred expenses related to the reclamation program at the Sleeper Project. These reclamation expenses are reimbursed from an insurance policy the Company holds related to the closure and reclamation of the past producing Sleeper mine. Total exploration and reclamation expenses at our Nevada based properties during that year were $1,576,918.

For the year ended June 30, 2023, land holding costs decreased by $7,865 or by 1% from the prior year of $640,349 to $632,484. The decrease is primarily due to an decrease in the professional fees incurred to file and maintain the mining claims with the BLM and respective counties.

Salaries and Benefits

For the year ended June 30, 2023, salary and benefits increased by 4% or by $42,593 from the prior year to $1,238,895. Salary and benefits are comprised of cash and stock-based compensation of the Company’s executive and corporate administration teams. The increase primarily reflects higher equity based compensation recorded in the current year compared to the previous comparable year. Included in the salary and benefits expense amount for the year ended June 30, 2023 and 2022 was non-cash stock based compensation of $317,762 and $259,670 respectively.

Directors’ Compensation

For the year ended June 30, 2023, directors’ compensation increased by 26% or by $29,475 from the prior year ended June 30, 2022. The decrease is due to the stock-based compensation recorded in the current year-ended June 30, 2023 compared to the prior year ended June 30, 2022.

Professional Fees and General and Administration

For the year ended June 30, 2023, professional fees were $377,822 compared to $130,765 in the prior year. This represents an increase of 189% or $247,057. The increase was due to several factors including the timing of the recording of the audit fees for the fiscal year ended June 30, 2022 after engaging the Company's new auditor, higher auditor quarterly review expenses and incurring one-time consulting and legal fees in the period. Professional fees included legal, advisory and consultant expenses incurred on corporate and operational activities on a period-by-period basis.

For the year ended June 30, 2023, general and administration expenses decreased by 2% to $774,817 from $790,668 in the prior year. In general, these expenses which include travel, investor relations, office expenses and information technology costs remained stable from the prior year comparable period.

Asset Retirement Obligation

For the year ended June 30, 2023, the Company's asset retirement obligation for the Sleeper Gold Project decreased to $4,436,902 from $4,475,270 from the prior year ended June 30, 2022. The net decrease of $38,368 was the result of settlements of $120,001 plus a downward revision in estimate of $364,612 offset by current year accretion of $446,245. In the prior fiscal year, our estimate was based on proposals received to complete the pond conversions from third party contractors. During the current fiscal year, the company received several new bid proposals to complete the work and the winning bids for the conversions were lower than the previous proposals. The work to complete the ponds are expected to be completed in the second half of calendar year 2023 and the costs are expected to be reimbursed by the insurance policy held by the Company for government mandated reclamation at the Sleeper Gold Project.

Liquidity and Capital Resources

Operating, Investing and Financing Activities

At June 30, 2023, we had cash and cash equivalents of $824,920 compared to $2,484,156 as at June 30, 2022. In May 2020, the Company established an “at the market” equity offering program (“ATM”) with Cantor Fitzgerald & Co. and Canaccord Genuity LLC to proactively increase financial flexibility. During the fiscal year ended June 30, 2023 the Company issued 6,996,054 shares (2022- 7,766,388 shares) for net proceeds of $2,219,796 (2022 -$6,119,954) under the program.

Subsequent to the year ended June 30, 2023, the Company sold 3,515,257 shares under the program for gross proceeds of $1,130,430. It also entered into an an amendment to its 2019 Convertible Notes with a majority of the note holders, to extend the maturity date of the 2019 Convertible Notes to be the earlier of (i) September 30, 2024 or (ii) the date of funding of the transaction contemplated by that certain non-binding term sheet by an between the Company and Sprott Resource and Streaming Royalty Corp.

In December 2022, the Company issued the Note to Seabridge, an entity affiliated with the Chairman of our Board of Directors, Rudi Fronk, and an owner of approximately 5.5% of our outstanding common stock, pursuant to which the Company may borrow, in one or more advances, the principal amount of up to $1,500,000. The Loan bears interest at a per annum rate of 12%, payable upon maturity or prepayment, and matures on September 30 2023. At the year ended June 30, 2023, the Company had borrowed $1,500,000 from Seabridge. Subsequent to the year ended June 30, 2023, the Company and Seabridge entered into an agreement to extend the maturity date of the Note to Seabridge to November 30, 2023 and increase the applicable annual interest rate to 13%.

The main uses of cash were comprised of the following material amounts:

•
Cash used to fund our operations, which included general and administration expenses, land holding costs, exploration and development programs at our mineral properties, of $5,252,332.

In addition to cash used in operating activities, the Company used and received cash as follows:

•
Cash used to purchase mining claims and increase reclamation bonds of $126,700;
•
Cash received from equity financings and issuance of note payable of $3,719,796.

Going Concern

The Consolidated Financial Statements of the Company have been prepared on a “going concern” basis, which means that the continuation of the Company is presumed even though events and conditions exist that, when considered in aggregate, raise substantial doubt about the Company’s ability to continue as a going concern because it is possible that the Company will be required to adversely change its current business plan or man be unable to meet its obligations as they become due within one year after the date that these financial statements were issued.

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

Paramount’s current business plan requires working capital to fund non-discretionary expenditures for its exploration and development activities on its mineral properties, mineral property holding costs and general and administrative expenses. It also requires approximately $6.0 million in capital to repay the 2019 convertible notes and the note payable to Seabridge which become due in September 2024 and November 2023 respectively.

We anticipate our twelve-month cash expenditures for our fiscal year ending June 30, 2024 to be as follows:

•
$4.1 million on corporate, land claim maintenance and general expenses

For discretionary exploration and development, subject to available cash on hand and additional share issuances, we are budgeting the following amounts:

•
$3.9 million on the Grassy Mountain Project state and federal permitting activities
•
$0.15 million on the Sleeper Gold Project
•
$2.6 million for E-Cell Conversions at the Sleeper Gold Project

For the planned reclamation activities required by state and federal regulators at Sleeper, the Company expects that these expenditures will be reimbursed by insurance proceeds. For any interest that accrues and is owing on the outstanding convertible debt, the Company expects to elect to pay the semi-annual interest payment in shares of its Common Stock.

Subsequent to September 25, 2023, the Company expects to fund operations as follows:

•
Existing cash on hand and working capital.
•
The existing ATM with Cantor Fitzgerald & Co. and Canaccord Genuity LLC.
•
Insurance proceeds to fund reclamation and environmental obligations at its Sleeper Gold Project.
•
Other debt, equity financings and sale of royalties.

Historically, we have been successful in accessing capital through equity and debt financing arrangements or by the sale of royalties on its mineral properties, no assurance can be given that additional financing will be available to it in amounts sufficient to meet its needs, or on terms acceptable to the Company. In the event that we are unable to obtain additional capital or financing, our operations, exploration and development activities will be significantly adversely affected. The continuation of the Company as a going concern is dependent on having sufficient capital to maintain our operations and to repay debt which become due in November 2023 and September 2024. In considering our financing plans, our current working capital position and our ability to reduce operating expenses the Company believes there is substantial doubt about its ability to continue as a going concern twelve months after the date that our financial statements are issued.

Critical Accounting Policies and Estimates

Management considers the following policies to be most critical in understanding the judgments that are involved in preparing the Company’s consolidated financial statements and the uncertainties that could impact the results of operations, financial condition and cash flows. Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. Management believes the Company’s critical accounting policies are those related to mineral property acquisition costs, exploration and development cost, derivative accounting and foreign currency translation.

Estimates

The Company prepares its consolidated financial statements and notes in conformity to United States Generally Accepted Accounting Principles (“U.S. GAAP”) and requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates these estimates, including those related the adequacy of the Company’s reclamation and environmental obligation, and assessment of impairment of mineral properties. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In general, the strengthening of the U.S. dollar will positively impact our expenses transacted in Canadian dollars. Conversely, any weakening of the U.S. dollar will increase our expenses transacted in Canadian dollars. We do not believe that any weakening of the U.S. dollar as compared to the Canadian dollar will have an adverse material effect on our operations.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework. Based on this assessment, our management concluded that, as of June 30, 2023, our internal control over financial reporting is effective based on those criteria.

Because we are a smaller reporting company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are a smaller reporting company.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the year ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in the Company’s 2023 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2023 (the “2023 Proxy Statement”) and is hereby incorporated by reference thereto.

Item 11. Executive Compensation.

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2023 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2023 and is hereby incorporated by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2023 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2023 and is hereby incorporated by reference thereto.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2023 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2023 and is hereby incorporated by reference thereto.

Item 14. Principal Accounting Fees and Services.

The information required by Item 9(e) of Schedule 14A will be filed in the Company’s 2023 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended June 30, 2023 and is hereby incorporated by reference thereto. The Company's independent registered public accounting firm is Moss Adams LLP, Denver, CO, PCAOB ID: 659.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following report and financial statements are filed together with this Annual Report:
(1)
Audited Consolidated Financial Statements of Paramount Gold Nevada Corp.

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2023 and 2022

Consolidated Statements of Operations for the years ended June 30, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended June 30, 2023 and 2022

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2023 and 2022

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

3.1	Certificate of Amended and Restated Articles of Incorporation.[2]
3.2	Amended and Restated Bylaws.[2]
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.2	Form of Warrant (Incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K of the Company filed on February 9, 2017)
4.3	Form of Warrant (Incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K of the Company filed on June 29, 2018)
4.4	Form of Senior Secured Convertible Note (Incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K of the Company filed on September 13, 2019)
10.1	2015 Stock Incentive and Equity Compensation Plan.[2]
10.2	2016 Stock Incentive and Equity Compensation Plan (Incorporated herein by reference to Exhibit 1 to Definitive Proxy Statement on Schedule 14A of the Company filed on October 28, 2016)
10.3	Form of Stock Subscription Agreement between Coeur Mining, Inc. and the Registrant.[3]
10.4	Employment Agreement dated October 26, 2015 between Company and Glen Van Treek (Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company filed on October 26, 2015)
10.5	Employment Agreement dated October 26, 2015 between Company and Carlo Buffone (Incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K of the Company filed on October 26, 2015)
10.6	Amended Employment Agreement Glen Van Treek dated August 10, 2016 (Incorporated herein by reference to exhibit 10.1 to Current Report on Form 8-K of the Company filed on August 12, 2016)
10.7	Amended Employment Agreement Carlo Buffone dated August 10, 2016 (Incorporated herein by reference to exhibit 10.2 to Current Report on Form 8-K of the Company filed on August 12, 2016)
10.8	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company filed on February 9, 2017)
10.9	Form of Subscription Agreement (Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company filed on June 29, 2018)
10.10	Form of Security Agreement (Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company filed on September 13, 2019)
21.1*	List of subsidiaries.
23.1*	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
23.2*	Consent of Qualified Person for Technical Report Summary for the Grassy Mountain Project - Ausenco Engineering Canada Inc.
23.3*	Consent of Qualified Person for Technical Report Summary for the Grassy Mountain Project - Arrowhead Underground LLC
23.4*	Consent of Qualified Person for Technical Report Summary for the Grassy Mountain Project - Geotechnical Mine Solutions
23.5*	Consent of Qualified Person for Technical Report Summary for the Grassy Mountain Project - RESPEC Company LLC
23.6*	Consent of Qualified Person for Technical Report Summary for the Grassy Mountain Project - SLR International Corporation
23.7*	Consent of Qualified Person for Technical Report Summary for the Grassy Mountain Project - WSP USA Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
96.1

Technical Report Summary for the Grassy Mountain Project, Oregon, U.S.A. (Incorporated by reference to exhibit 96.1 to the Registrant's Current Report on Form 8-K filed on October 6, 2022 (File. No. 001-36908)

96.2

Technical Report Summary for the Sleeper Gold Project, Nevada, U.S.A. (Incorporated by reference to exhibit 96.1 to the Registrants's Current Report on Form 8-K filed on September 12, 2023 (File No. 001-36908)

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

Paramount Gold Nevada Corp.

Date: September 25, 2023	By:	/s/ Rachel Goldman
Rachel Goldman
(Director and CEO)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rachel Goldman	Director and CEO (Principal Executive Officer)	September 25, 2023
Rachel Goldman

/s/ Carlo Buffone	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 25, 2023
Carlo Buffone

/s/ Glen Van Treek	Director, President and Chief Operating Officer	September 25, 2023
Glen Van Treek

/s/ Rudi Fronk	Director	September 25, 2023
Rudi Fronk

/s/ John Carden	Director	September 25, 2023
John Carden

/s/ Eliseo Gonzalez-Urien	Director	September 25, 2023
Eliseo Gonzalez-Urien

/s/ Christopher Reynolds	Director	September 25, 2023
Christopher Reynolds

/s/ Pierre Pelletier	Director	September 25, 2023
Pierre Pelletier

/s/ Samantha Espley	Director	September 25, 2023
Samantha Espley

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Paramount Gold Nevada Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paramount Gold Nevada Corp. and subsidiaries (the “Company”) as of June 30, 2023 and June 30, 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2023 and June 30, 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has not generated revenues or cash flows from operations and does not expect to generate any in the near future, and the Company will require additional capital to settle the promissory note payable and convertible notes that mature in November 2023 and September 2024, respectively, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

/s/ Moss Adams LLP

Denver, Colorado

September 25, 2023

We have served as the Company’s auditor since 2022.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Balance Sheets

as of June 30, 2023 and 2022

	June 30, 2023	June 30, 2022
Assets
Current Assets
Cash and cash equivalents	$824,920	$2,484,156
Prepaid expenses and deposits	1,472,286	1,280,895
Total Current Assets	2,297,206	3,765,051
Non-Current Assets
Mineral properties	51,458,261	51,742,873
Reclamation bonds	546,176	498,276
Property and equipment	4,579	6,513
Total Non-Current Assets	52,009,016	52,247,662
Total Assets	$54,306,222	$56,012,713
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$937,219	$638,256
Reclamation and environmental obligation, current portion	2,560,515	120,000
Convertible debt	3,614,465	—
Convertible debt, related parties	658,363	—
Notes payable, related party	1,579,397	—
Total Current Liabilities	9,349,959	758,256
Non-Current Liabilities
Convertible debt	—	3,570,430
Convertible debt, related parties	—	651,380
Deferred tax liability	240,043	277,627
Reclamation and environmental obligation, non-current portion	1,876,387	4,355,270
Total Non-Current Liabilities	2,116,430	8,854,707
Total Liabilities	11,466,389	9,612,963
Commitments and Contingencies (Note 14)
Stockholders' Equity
Common stock, par value $0.01, 200,000,000 authorized shares, 54,812,248 issued and outstanding at June 30, 2023 and 200,000,000 authorized shares, 46,591,081 issued and outstanding at June 30, 2022	548,124	465,912
Additional paid in capital	116,613,503	113,805,101
Accumulated deficit	(74,321,794)	(67,871,263)
Total Stockholders' Equity	42,839,833	46,399,750
Total Liabilities and Stockholders' Equity	$54,306,222	$56,012,713

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Operations

for the Years ended June 30, 2023 and 2022

	Year Ended June 30,
	2023	2022

Expenses
Exploration	2,595,709	4,436,266
Land holding costs	632,484	640,349
Professional fees	377,822	130,765
Salaries and benefits	1,238,895	1,196,302
Directors' compensation	143,192	113,717
General and administrative	774,817	790,668
Accretion	446,245	183,693
Total Expenses	6,209,164	7,491,760
Net Loss before Other Expense	6,209,164	7,491,760
Other Expense (Income)
Other income	(184,059)	(330,971)
Interest and service charges	463,010	398,900
Net Loss before Income Taxes	6,488,115	7,559,689
Income Taxes
Deferred tax expense (benefit)	(37,584)	277,627
Net Loss	$6,450,531	$7,837,316

Loss per Common Share
Basic and diluted	$0.13	$0.19

Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic and diluted	48,695,858	42,354,842

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Stockholders’ Equity

for the Years ended June 30, 2023 and 2022

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2022	46,591,081	$465,912	$113,805,101	$(67,871,263)	$46,399,750
Stock based compensation	425,500	4,255	345,737	—	349,992
Capital issued for financing	6,996,054	69,961	2,149,835	—	2,219,796
Capital issued for payment of interest	799,613	7,996	312,830	—	320,826
Net loss	—	—	—	(6,450,531)	(6,450,531)
Balance at June 30, 2023	54,812,248	548,124	116,613,503	(74,321,794)	42,839,833

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2021	38,154,109	$381,542	$107,005,135	$(60,033,947)	$47,352,730
Stock based compensation	266,000	2,660	437,667	—	440,327
Capital issued for financing	7,766,388	77,664	6,042,290	—	6,119,954
Capital issued for payment of interest	404,584	4,046	320,009	—	324,055
Net loss	—	—	—	(7,837,316)	(7,837,316)
Balance at June 30, 2022	46,591,081	465,912	113,805,101	(67,871,263)	46,399,750

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Cash Flows

for the Years ended June 30, 2023 and 2022

	Year Ended June 30,
	2023	2022
Net Loss	$(6,450,531)	$(7,837,316)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,934	2,169
Stock based compensation	349,992	440,327
Amortization of debt issuance costs	51,018	60,308
Interest expense	240,702	325,283
Accretion expense	446,245	183,693
Settlement of asset retirement obligations	(120,001)	(33,236)
Change in reclamation bonds accounts	(1,200)	35,427
Deferred tax expense (benefit)	(37,584)	277,627
Effect of changes in operating working capital items:
(Increase)/Decrease in prepaid expenses	(191,391)	(153,499)
Increase/(Decrease) in accounts payable	458,484	(1,922)
Cash used in operating activities	(5,252,332)	(6,701,139)
Cash flows from investing activities:
Increase of reclamation bond	(46,700)	—
Purchase of mineral properties	(80,000)	(45,000)
Purchase of equipment	—	(2,723)
Cash used in investing activities	(126,700)	(47,723)
Cash flows from financing activities
Capital issued for financing, net of share issuance costs	2,219,796	6,119,954
Proceeds from notes payable, related parties	1,500,000	—
Cash provided by financing activities	3,719,796	6,119,954

Change in cash during period	(1,659,236)	(628,908)
Cash at beginning of period	2,484,156	3,113,064
Cash at end of period	$824,920	$2,484,156

See Note 5 for supplemental cash flow information

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents. The Company maintains cash in accounts which may, at times, exceed federally insured limits. At June 30, 2023 and 2022, the Company had $0.6 million and $2.23 million, respectively, of balances in excess of federally insured limits. The Company deposits its cash with financial institutions which it believes have sufficient credit quality to minimize the risk of loss.

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

Exploration Costs

Exploration costs, which include maintenance, development and exploration of mineral claims, are expensed as incurred. When it is determined that a mineral deposit can be economically developed as a result of establishing proven and probable reserves and all regulatory operating permits have been secured, the costs incurred after such determination will be capitalized until the commencement of production and amortized over their useful lives. To date, the Company has not established the commercial feasibility and received the necessary regulatory operating permits for any of its exploration prospects; therefore, all exploration costs are being expensed.

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

The Company assesses the carrying value of mineral properties for whenever information or events indicate the potential for impairment. This would include our inability to obtain all the necessary regulatory permits to build and operate mines related to our mineral properties, government actions, the results of exploration activities and technical evaluations and changes in key economic conditions such as the price of gold and silver or key inputs to the building and operating of a mine including initial capital, yearly production levels and operating expenses. We compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis. The undiscounted cash flows are based on the amounts we expect to receive from the sale of gold and silver produced from the mine, the level of operating expenses we expect to incur to produce the gold and silver that is recovered from the mineral deposit and the level of capital expected to build, operate and sustain the mine operations. If it is determined that the estimated future undiscounted cash flows are less than the carrying value of the property, a write-down to the estimated fair value will be reported in our Consolidated Statement of Operations for the period. There has been no impairment of our mineral properties for the fiscal years-ended June 30, 2023 and 2022.

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

For the years ended June 30, 2023 and 2022, the shares of common stock equivalents related to outstanding stock options, restricted share units and shares upon conversion of the 2019 notes have not been included in the diluted per share calculation as they are anti-dilutive as the Company has recorded a net loss from continuing operations for each year.

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

The debenture host contracts are subsequently recorded at amortized cost at each reporting date, using the effective interest method. The embedded derivatives are subsequently recorded at fair value at each reporting date, with changes in fair value recognized in profit (loss). As of June 30, 2023 and 2022, there were no embedded derivatives.

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

Note 2. Recent Accounting Guidance

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which addresses the complexity of its guidance for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 removes the accounting models that require beneficial conversion features or cash conversion features associated with convertible instruments to be recognized as a separate component of equity, adds certain disclosure requirements for convertible instruments, amends the guidance for the derivatives scope exception for contracts in an entity’s own equity and simplifies the diluted earnings per share calculation for certain situations. This ASU is effective for the Company beginning on July 1, 2024. The adoption of this ASU in not expected to have a significant impact on the Company’s consolidated financial position, operating results and cash-flows.

Note 3. Going Concern

The Company has not generated any revenues or cash flows from operations to date. As such the Company is subject to all the risks associated with development stage companies. Since inception, the Company has incurred losses and negative cash flows from operating activities which have been funded from the issuance of common stock, convertible notes, note payable and the sale of royalties on its mineral properties. The Company does not expect to generate positive cash flows from operating activities in the near future, if at all, until such time it successfully initiates production at its Grassy Mountain Project, including obtaining construction financing, completing the construction of the proposed mine and anticipates incurring operating losses for the foreseeable future.

The Consolidated Financial Statements of the Company have been prepared on a “going concern” basis, which means that the continuation of the Company is presumed even though events and conditions exist that, when considered in aggregate, raise substantial doubt about the Company’s ability to continue as a going concern because it is possible that the Company will be required to adversely change its current business plan or many be unable to meet its obligations as they become due within one year after the date that these financial statements were issued.

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

Paramount’s current business plan requires working capital to fund non-discretionary expenditures for its exploration and development activities on its mineral properties, mineral property holding costs and general and administrative expenses. It also requires approximately $6.0 million in capital to repay the 2019 convertible notes and the note payable to Seabridge, which become due in September 2024 and November 2023, respectively. It also requires approximately $2.6 million to complete evaporation pond conversions as part of its reclamation and environmental obligations at its Sleeper Gold Project.

Subsequent to September 25, 2023, the Company expects to fund operations as follows:

•
Existing cash on hand and working capital.
•
The existing ATM with Cantor Fitzgerald & Co. and Canaccord Genuity LLC.
•
Insurance proceeds to fund reclamation and environmental obligations at its Sleeper Gold Project.
•
Other debt, equity financings and sale of royalties.

Historically, we have been successful in accessing capital through equity and debt financing arrangements or by the sale of royalties on its mineral properties, no assurance can be given that additional financing will be available to it in amounts sufficient to meet its needs, or on terms acceptable to the Company. In the event that we are unable to obtain additional capital or financing, our operations, exploration and development activities will be significantly adversely affected. The continuation of the Company as a going concern is dependent on having sufficient capital to maintain our operations and to repay debt which become due in November 2023 and September 2024. In considering our financing plans and our current working capital position the Company believes there is substantial doubt about its ability to continue as a going concern twelve months after the date that our financial statements are issued.

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

Our financial instruments include cash, accounts payable, accrued liabilities and convertible debt. Due to their short maturity of our cash, accounts payable and accrued liabilities, we believe that their carrying amounts approximate fair value as of June 30, 2023 and 2022. The carrying amount of convertible debt approximates fair value as the interest rate charged represents a market rate of interest.

Note 5. Non-Cash Transactions

During the year-ended June 30, 2023, the Company issued 799,613 shares of Common Stock for payment of interest on its outstanding 2019 Convertible Notes with a fair value of $320,826. The Company also issued 425,500 shares of Common Stock under its equity compensation plans with a fair value of $142,650.

During the year-ended June 30, 2022, the Company issued 404,584 shares of Common Stock for payment of interest on its outstanding 2019 Convertible Notes with a fair value of $324,055. The Company also issued 266,000 shares of Common Stock under its equity compensation plans with a fair value of $170,240.

Note 6. Capital Stock

Authorized Capital

Authorized capital stock consists of 200,000,000 shares of Common Stock with par value of $0.01 per common share (2022- 200,000,000 shares of Common Stock with par value $0.01 per common share).

During the year-ended June 30, 2023, the Company issued 6,996,054 shares for net proceeds of $2,219,796 through its at-the-market offering and issued 799,613 shares for the payment of accrued interest (Note 7) with a fair value of $320,826. The Company also issued 425,500 shares related to awards made under its equity compensation plans.

During the year-ended June 30, 2022, the Company issued 7,766,388 shares for net proceeds of $6,119,954 through its at-the market offering and issued 404,584 shares for payment of interest accrued and owing (Note 5 and Note 7) with a fair value of $324,055. The Company also issued 266,000 shares related to awards under its equity compensation plans.

Stock Options, Restricted Stock Units and Stock Based Compensation

Paramount’s 2015 and 2016 Stock Incentive and Compensation Plans, which are stockholder-approved, permits the grant of stock options, restricted stock units and stock to its employees and directors for up to 3.5 million shares of common stock.

Total stock-based compensation for the years-ended June 30, 2023 and 2022 were $349,992 and $440,327 respectively. Total stock-based compensation for the year-ended June 30, 2023 consists of the aggregate of stock-based compensation recorded for outstanding stock-option awards $24,467 (2022 - $97,681), restricted stock unit awards $303,025 (2022 - $172,406) and restricted stock grant awards $22,500 (2022 - $170,240).

Restricted Stock Grants

During the year-ended June 30, 2023, the Company granted and issued 75,000 shares (2022 -266,000) of Common stock under its equity compensation plan with a fair value of $22,500 (2022 - $170,240).

Stock Options and Stock Based Compensation

Stock option awards are generally granted with an exercise price equal to the market price of Paramount’s stock at the date of grant and have contractual lives of 5 years. To better align the interests of its key executives, employee and directors with those of its shareholders a significant portion of those share option awards will vest contingent upon meeting certain stock price appreciation performance goals and other performance conditions. Option and share awards provide for accelerated vesting if there is a change in control (as defined in the employee equity compensation plan).

For the year-ended June 30, 2023 and 2022, the Company granted 50,000 and nil stock options to employees, directors and consultants, respectively.

For the year-ended June 30, 2023, share-based compensation expense relating to service conditions options and performance conditions options were $12,021 and $12,446, respectively (2022 - $50,861 and $46,820).

The fair value for these options was calculated using the Black-Scholes option valuations method. The weighted average assumptions used for the fiscal years ending June 30, 2023 and 2022 were as follows:

	Twelve Months Ended June 30, 2023	Twelve Months Ended June 30, 2022
Weighted average risk-free interest rate	2.79%	N/A
Weighted-average volatility	58%	N/A
Expected dividends	0	N/A
Weighted average expected term (years)	5	N/A
Weighted average fair value	$0.19	N/A

A summary of option activity under the Stock Incentive and Compensation Plan as of June 30, 2023 and 2022, and changes during the years ended June 30, 2023 and 2022 are presented below.

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2021	1,998,995	$1.17	3.31	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(190,000)	1.42	1.48	—
Outstanding at June 30, 2022	1,808,995	$1.14	2.42	$—
Granted	50,000	0.60	4.00	—
Exercised	—	—	—	—
Forfeited or expired	(453,995)	1.37	—	—
Outstanding at June 30, 2023	1,405,000	$1.05	2.06	$—
Exercisable at June 30, 2023	946,664	$1.05	2.13	$—

A summary of the status of Paramount’s non-vested options as of June 30, 2023 and 2022 and changes during the years ended June 30, 2023 and 2022 are presented below.

Non-vested Options	Options	Weighted- Average Grant- Date Fair Value
Non-vested at June 30, 2021	1,033,998	$0.55
Granted	—	—
Vested	(288,332)	0.53
Forfeited or expired	(88,333)	0.73
Non-vested at June 30, 2022	657,333	$0.55
Granted	50,000	0.19
Vested	(95,002)	0.41
Forfeited or expired	(153,995)	0.82
Non-vested at June 30, 2023	458,336	$0.47

As of June 30, 2023 and 2022, there was $8,174 and $22,960 respectively of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the employee share option plan. This expense is expected to be recognized over a weighted-average period of 1.14 years. The total fair value of stock options vested during the years ended June 30, 2023 and 2022, was $26,552 and $152,486 respectively.

Restricted Stock Units ("RSUs")

RSUs are awards for service and performance which upon vesting and settlement entitle the recipient to receive one common share of the Company's Common Stock for no additional consideration, for each RSU held.

During the year-ended June 30, 2023, the Company granted 630,000 RSUs (2022 - 701,000)

During the year-ended June 30, 2023, share-based compensation expenses related to service condition RSUs and performance condition RSUs was $161,756 and $141,269, respectively (2022 - $76,003 and $96,403)

A summary of RSUs activity is summarized as follows:

Restricted Share Unit Activity	Outstanding RSUs	Weighted average grant date fair value
Outstanding at June 30, 2021	—	$—
Granted	701,000	0.65
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2022	701,000	$0.65
Granted	630,000	0.30
Vested	(350,500)	0.65
Forfeited	—	—
Outstanding at June 30, 2023	980,500	$0.43

As of June 30, 2023 and 2022, there was approximately $170,404 and $284,366 of unamortized stock-based compensation expense related to outstanding RSUs. This expense is expected to be recognized over the remaining weighted-average vesting periods of 0.8 years.

Note 7. Debt

	Debt
	June 30, 2023		June 30, 2022
	Current	Non-Current	Current	Non-Current
2019 Secured Convertible Notes	$4,277,690	—	$—	$4,277,690
Less: unamortized discount and issuance costs	(4,862)	—	—	(55,880)
	$4,272,828	$—	$—	$4,221,810

In September 2019, the Company completed a private offering of 5,478 Senior Secured Convertible Notes (“2019 Convertible Notes”) at $975 per $1,000 face amount due in September 2023. Each 2019 Convertible Note will bear an interest rate of 7.5% per annum, payable semi-annually. Subsequent to the year ended June 30, 2023, the maturity of the 2019 Convertible Notes was extended to the earlier of September 30, 2024 or the date of funding of the transaction contemplated by a non-binding term sheet between the Company and Sprott Resource and Streaming Royalty Corp and the annual interest rate increased to 12% commencing on October 1, 2023 (Note 15). The effective interest rate of the 2019 Convertible Notes is 9.24%. The principal amount of the 2019 Convertible Notes will be convertible at a price of $1.00 per share of Paramount common stock. Unamortized discount and issuance costs of $275,883 will be amortized as an additional interest expense over the four-year term of the 2019 Convertible Notes. During the year-ended June 30, 2023, the Company amortized $51,018 (2022-$60,308) of discount and issuance costs. At any point after the second anniversary of the issuance of the convertible notes, Paramount may force conversion if the share price of its common stock remains above $1.75 for 20 consecutive trading days. The convertible notes are secured by a lien on all assets of the Company and the Company is required to maintain a cash balance of $250,000. At June 30, 2023, the cash covenant of $250,000 was met by the Company.

During the year-ended June 30, 2023, there were no notes converted to shares of Common Stock (2022 – NIL). Also during the year-ended June 30, 2023, the Company recorded interest expense of $325,283 (2022 - $325,283).

As of June 30, 2023, there were 4,278 (2022 - 4278) total notes outstanding of which 3,618 (2022 - 3,618) were held by third parties and 660 (2022 - 660) were held by related parties. Of the notes held by related parties 250 were held by a director of the Company and and 410 were held by an affiliate shareholder.

Note 8. Note Payable, Related Party

On December 9, 2022, the Company issued a Bridge Promissory Note (the "Note") to Seabridge, an entity affiliated with the Chairman of our Board of Directors, Rudi Fronk, and an owner of approximately 5.5% of our outstanding common stock, pursuant to which the Company may borrow, in one or more advances, the principal amount of up to $1,500,000 (the "Loan"). The Loan bears interest at a per annum rate of 12%, payable upon maturity or prepayment, and matures on September 30, 2023. The Company has the right to prepay the Loan, in whole or in part, at any time without penalty. At June 30, 2023, the balance of the loan including accrued interest was $1,579,397.

Subsequent to the year ended June 30, 2023, an agreement between the Company and Seabridge was reached to extend the maturity of the Note to the earlier of November 30, 2023 or the date of funding of the transaction contemplated by a non-binding term sheet between the Company and Sprott Resource and Streaming Royalty Corp and increase the per annum interest rate of the Loan to 13% commencing on October 1, 2023 (Note 15).

Note 9. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	June 30, 2023	June 30, 2022
Sleeper and other Nevada based Projects	$28,172,533	$28,507,145
Grassy Mountain and other Oregon based Projects	23,285,728	23,235,728
	$51,458,261	$51,742,873

Sleeper:

Sleeper is located in Humbolt County, Nevada approximately 26 miles northwest of the town of Winnemucca.

During the year-ended June 30, 2023, the Company recorded a decrease in reclamation and environmental obligation of $364,612 (2022 - Increase of $2,475,169) (Note 10) for the Sleeper Gold Project.

Grassy Mountain:

The Grassy Mountain Project is located in Malheur County, Oregon, approximately 22 miles south of Vale, Oregon, and roughly 70 miles west of Boise, Idaho.

Other Oregon Based Projects :

During the year ended June 30, 2023, the Company made a payment to Nevada Select Royalty Inc. ("Nevada Select") in the amount of $50,000 on the anniversary date of receiving a drill permit for the Frost Project. See Note 14 for a description of the Frost Project.

Other Nevada Based Projects:

During the year ended June 30, 2023, the Company made a payment to Nevada Select in the amount of $30,000 after Paramount received a permit to drill the Bald Peak claims from the US Forestry Service. See Note 14 for a description of the Bald Peak claims.

Note 10. Reclamation and Environmental Obligation:

Reclamation and environmental costs are based principally on legal requirements. Management estimates costs associated with reclamation of mineral properties and properties under mine closure. On an ongoing basis the Company evaluates its estimates and assumptions; however, actual amounts could differ from those based on estimates and assumptions.

The Company has posted several cash bonds as financial security to satisfy reclamation requirements for its BLM mining claims. The balance of posted cash reclamation bonds at June 30, 2023 is $546,176 (June 30, 2022 - $498,276).

Paramount is responsible for managing the reclamation activities from the previous mine operations at the Sleeper Gold Mine as directed by the BLM and the Nevada State Department of Environmental Protection (“NDEP”). Paramount has estimated the undiscounted reclamation costs for existing disturbances at the Sleeper Gold Project required by the BLM to be $3,725,110. These costs are expected to be incurred between the calendar years 2023 and 2060. At June 30, 2023, Paramount has also estimated undiscounted reclamation cost as required by the NDEP to be $4,600,515. These costs include on-going monitoring and new requests from the NDEP to convert three processing ponds from the historical operations to evaporation cell ponds by the end of calendar year 2023. These costs are expected to be incurred between calendar years 2023 and 2039. The sum of expected costs by year are discounted using the Company’s credit adjusted risk free interest rate from the time it expects to pay the retirement to the time it incurs the obligation. The asset retirement obligation for the Sleeper Gold Project recorded on the balance sheet is equal to the present value of the estimated reclamation costs as required by both the BLM and NDEP.

The following variables were used in the calculation for the fiscal years ending June 30, 2023 and 2022:

	Year Ended June 30, 2023	Year Ended June 30, 2022
Weighted-average credit adjusted risk free rate	9.93%	9.94%
Weighted-average inflation rate	2.49%	2.32%

Changes to the Company’s asset retirement obligation for the Sleeper Gold Mine for the years ended June 30, 2023 and 2022 are as follows:

	Year Ended June 30, 2023	Year Ended June 30, 2022
Balance at beginning of period	$4,475,270	$1,849,644
Accretion expense	446,245	183,693
Additions and change in estimates	(364,612)	2,475,169
Settlements	(120,001)	(33,236)
Balance at end of period	$4,436,902	$4,475,270

The balance of the reclamation and environmental obligation of $4,436,902 (2022 - $4,475,270) is comprised of a current portion of $2,560,515 (2022 - $120,000) and a non-current portion of $1,876,387 (2022 - $4,355,270).

Note 11. Other Income

The Company’s other income details were as follows:

	Year Ended June 30, 2023	Year Ended June 30, 2022
Re-imbursement of reclamation costs	$178,084	$321,113
Leasing of water rights to third party	5,975	5,858
Restitution payment	—	4,000
Total	$184,059	$330,971

Note 12. Segmented Information

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses and mineral property carrying values by material project for the year ended June 30, 2023:

	Exploration and Development Expenses	Land Holding Costs	Mineral Properties
Sleeper Gold Project and other Nevada based Projects	$1,129,307	$478,971	$28,172,533
Grassy Mountain Project and other Oregon based Projects	1,466,402	153,513	23,285,728
	$2,595,709	$632,484	$51,458,261

Expenses and mineral property carrying values by material project for the year ended June 30, 2022:

	Exploration and Development Expenses	Land Holding Costs	Mineral Properties
Sleeper Gold Project and other Nevada based Projects	$1,576,918	$486,714	$28,507,145
Grassy Mountain Project and other Oregon based Projects	2,859,348	153,635	23,235,728
	$4,436,266	$640,349	$51,742,873

Additional operating expenses incurred by the Company are treated as corporate overhead with exception of accretion expense which is discussed in note 10.

Note 13. Income Taxes

At June 30, 2023, the Company has net operating loss carry forwards of $38,219,334 (2022- $38,209,398) expiring between the years 2023 and 2038 which are available to reduce future taxable income. Tax losses incurred after June 30, 2018 of $30,375,155 (2022 - $23,983,360) may be carried forward indefinitely. The tax effects of the significant components within the Company’s deferred tax asset (liability) at June 30, 2023 and 2022 are as follows:

United States	2023	2022
Mineral properties	$(571,685)	$(525,623)
Asset retirement obligation	931,750	939,807
Fixed assets	805	204
Stock options	613,880	540,381
Other	2,100	—
Net operating losses	14,408,273	13,060,479
	$15,385,123	$14,015,248
Valuation allowance	(15,625,166)	(14,292,875)
Mineral properties	$(240,043)	$(277,627)
Net deferred tax asset	$—	$—

The income tax recovery differs from the amounts computed by applying statutory tax to pre-tax losses as a result of the following:

	2023	2022
Loss before taxes	$(6,488,115)	$(7,559,689)
US Statutory tax rate	21.00%	21.00%
Expected income recovery	(1,362,504)	(1,587,535)
Non-deductible items	309	164
Change in estimates	(4,249)	(1,094,670)
Other items	—	—
Change in tax rates	—	—
Change in valuation allowance	1,328,860	2,959,667
Total income taxes (recovery)	(37,584)	$277,627
Current tax expense (recovery)	—	—
Deferred tax expense (recovery)	(37,584)	277,627
	$—	$—

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

As at June 30, 2023 and 2022, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company is subject to income taxation at the federal and state levels. The Company is subject to US federal tax examinations for the tax years 2019 through 2023. Loss carryforwards generated or utilized in years earlier than 2019 are also subject to examination and adjustment. The Company has no income tax examinations in process.

Note 14. Commitments and Contingencies:

Other Commitments

Paramount has an agreement to acquire 44 mining claims (“Cryla Claims”) covering 589 acres located immediately to the west of the proposed Grassy Mountain site from Cryla LLC. Paramount is obligated to make annual lease payments of $40,000 per year the first two years of the lease term and $60,000 per year thereafter with an option to purchase the Cryla Claims for $560,000 at any time. The term of the agreement is 25 years. In the event Paramount exercises its option to acquire the Cryla Claims, all annual payments shall be credited against a production royalty that will be based on a prevailing price of the metals produced from the Cryla Claims. The royalty rate ranges between 2% and 4% based on the daily price of gold. The agreement with Cryla can be terminated by Paramount at any time. Paramount made the annual lease payment of $60,000 as required by the agreement during the year ended June 30, 2023. The Cryla Claims are without known mineral reserves and there is no current exploratory work being performed.

Paramount has an agreement with Nevada Select Royalty (“Nevada Select”) to purchase 100% in the Frost Project, which consists of 40 mining claims located approximately 12 miles west of its Grassy Mountain Project. A total consideration of $250,000 payable to Nevada Select will be based on certain events over time. Upon signing the agreement, Paramount made a payment of $10,000 to Nevada Select. Nevada Select will retain a 2% NSR on the Frost Claims and Paramount has the right to reduce the NSR to 1% for a payment of $1 million. All required payments under the agreement due at June 30, 2023 have been paid including a payment for $50,000 that was due on the anniversary date of receiving the drill permit from the responsible regulatory agencies. The Frost Claims are without known mineral reserves.

During the year-ended June 30, 2022, the Company entered into an option agreement with Nevada Select to purchase the Bald Peak mining claims in the State of Nevada and California for a total consideration of $300,000. Payments under the agreement will be based on achieving certain events over time. Upon signing the agreement Paramount made a payment to Nevada Select of $20,000. During the year-ended June 30, 2023, the Company made a payment under the agreement of $30,000 after receiving the permit to drill the claims from the U.S. Forestry Service. The Bald Peak Claims are without known mineral reserves.

Seabridge holds an NPI put option in which during the 30-day period immediately following the day that the Company has delivered notice to Seabridge that a positive production decision has been made and construction financing has been secured with respect to the Grassy Mountain Project. Seabridge may cause the Company to purchase the NPI for CDN$10,000,000. If Seabridge exercises the right to cause the Company to purchase the NPI, the Company would likely need to seek additional equity or other financing to fund the purchase, which financing may not be available to the Company on favorable terms or at all.

Note 15. Subsequent Events

Subsequent to the fiscal year ended June 30, 2023, the Company issued 553,141 shares at a fair value price of $0.29 per share for the payment of interest accrued and owing at June 30, 2023 for its outstanding convertible debt. The Company also sold 3,515,257 shares under its at the market program for gross proceeds of $1,130,430.

Also Subsequent to fiscal year ended June 30, 2023, entered into an amendment (the “Amendment”) to its outstanding 2019 Convertible Notes, with certain Holders of the 2019 Convertible Notes constituting the Required Holders (as defined in the 2019 Convertible Notes) . The Amendment modifies the definition of “Maturity Date” of the Convertible Notes to be the earlier of (i) September 30, 2024 or (ii) the date of funding of the transaction contemplated by that certain non-binding term sheet by and between the Company and Sprott Resource and Streaming Royalty Corp. The Amendment also modifies the definition of “Interest Rate” of the Convertible Notes to be (i) 7.5% per annum, to an including September 30, 2023, and (ii) 12.0% per annum, on and after October 1, 2023.

The Company also entered into an amendment (the "Seabridge Amendment") with Seabridge to the Note whereby the applicable rate of per annum interest has increased to 13% per annum from 12% per annum on and after October 1, 2023 and the maturity date to the earlier of November 30, 2023 and the date of funding of the transaction contemplated by that certain non-binding term sheet by and between the Company and Sprott Resources and Streaming Royalty Corp.