Form 10-Q
period 2023-09-30
Paramount Gold Nevada Corp.
filed 2023-11-09
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s Common Stock outstanding, $0.01 par value per share, as of November 6, 2023 was 58,999,994.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	PZG	NYSE American

Table of Contents

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Interim Balance Sheets as of September 30, 2023 (Unaudited) and June 30, 2023	2
	Condensed Consolidated Interim Statements of Operations for the Three Months Ended September 30, 2023 and September 30, 2022 (Unaudited)	3
	Condensed Consolidated Interim Statements of Stockholders’ Equity for the Three Months Ended September 30, 2023 (Unaudited) and Three Months Ended September 30, 2022	4
	Condensed Consolidated Interim Statement of Cash Flows for Three Months Ended September 30, 2023 and September 30, 2022 (Unaudited)	5
	Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION
Item 1A.	Risk Factors	20
Item 4.	Mine Safety Disclosures	20
Item 6.	Exhibits	21

Signatures	Directors, Executive Officers and Corporate Governance	22

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

(Unaudited)

	September 30, 2023	June 30, 2023
Assets
Current Assets
Cash and cash equivalents	$1,014,128	$824,920
Prepaid expenses and deposits	1,487,859	1,472,286
Total Current Assets	2,501,987	2,297,206
Non-Current Assets
Mineral properties	51,458,261	51,458,261
Reclamation bonds	546,176	546,176
Property and equipment	4,237	4,579
Total Non-Current Assets	52,008,674	52,009,016
Total Assets	$54,510,661	$54,306,222
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$1,877,402	$937,219
Reclamation and environmental obligation, current portion	2,560,515	2,560,515
Convertible debt	3,511,327	3,614,465
Convertible debt, related parties	658,363	658,363
Notes payable, related party	1,624,767	1,579,397
Total Current Liabilities	10,232,374	9,349,959
Non-Current Liabilities
Deferred tax liability	240,043	240,043
Reclamation and environmental obligation, non-current portion	1,956,946	1,876,387
Total Non-Current Liabilities	2,196,989	2,116,430
Total Liabilities	12,429,363	11,466,389
Commitments and Contingencies (Note 12)
Stockholders' Equity
Common stock, par value $0.01, 200,000,000 authorized shares, 58,880,646 issued and outstanding at September 30, 2023 and 200,000,000 authorized shares, 54,812,248 issued and outstanding at June 30, 2023	588,808	548,124
Additional paid in capital	117,888,444	116,613,503
Accumulated deficit	(76,395,954)	(74,321,794)
Total Stockholders' Equity	42,081,298	42,839,833
Total Liabilities and Stockholders' Equity	$54,510,661	$54,306,222

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2023	2022

Expenses
Exploration	$1,259,793	$839,594
Land holding costs	157,143	161,055
Professional fees	55,252	133,328
Salaries and benefits	279,596	307,374
Directors' compensation	29,033	35,341
General and administrative	133,632	159,174
Accretion	110,559	111,561
Total Expenses	2,025,008	1,747,427
Net Loss Before Other Expense	2,025,008	1,747,427
Other Expense (Income)
Other income	(85,682)	(5,975)
Interest and service charges	134,834	98,764
Net Loss	$2,074,160	$1,840,216

Loss per Common Share
Basic and diluted	$0.04	$0.04

Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic and diluted	56,299,468	46,928,668

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2023	54,812,248	$548,124	$116,613,503	$(74,321,794)	$42,839,833
Stock based compensation	—	—	66,684	—	66,684
Capital issued for financing	3,515,257	35,153	1,053,375	—	1,088,528
Capital issued for payment of interest	553,141	5,531	154,882	—	160,413
Net loss	—	—	—	(2,074,160)	(2,074,160)
Balance at September 30, 2023	58,880,646	$588,808	$117,888,444	$(76,395,954)	$42,081,298

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2022	46,591,081	$465,912	$113,805,101	$(67,871,263)	$46,399,750
Stock based compensation	—	—	117,826	—	117,826
Capital issued for payment of interest	341,297	3,413	157,000	—	160,413
Net loss	—	—	—	(1,840,216)	(1,840,216)
Balance at September 30, 2022	46,932,378	$469,325	$114,079,927	$(69,711,479)	$44,837,773

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2023	2022
Net Loss	$(2,074,160)	$(1,840,216)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	342	486
Stock based compensation	66,684	117,826
Amortization of debt issuance costs	4,862	15,201
Interest expense	127,359	81,989
Accretion expense	110,559	111,561
Settlement of asset retirement obligations	(30,000)	(30,000)
Effect of changes in operating working capital items:
(Increase)/Decrease in prepaid expenses	(15,573)	397,850
Increase/(Decrease) in accounts payable	910,607	(67,403)
Cash used in operating activities	(899,320)	(1,212,706)
Cash flows from investing activities:
Cash used in investing activities	—	—
Cash flows from financing activities
Capital issued for financing, net of share issuance costs	1,088,528	—
Cash provided by financing activities	1,088,528	—

Change in cash during period	189,208	(1,212,706)
Cash at beginning of period	824,920	2,484,156
Cash at end of period	$1,014,128	$1,271,450

See Note 4 for supplemental cash flow information

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Period Ended September 30, 2023 and 2022

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

The condensed consolidated interim financial statements have been prepared on an accrual basis of accounting, in conformity with U.S. GAAP, are presented in US dollars and follow the same accounting policies and methods of their application as the most recent annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended June 30, 2023.

Significant Accounting Policies

Please see Note 1- Description of Business and Summary of Significant Accounting Policies contained in the 2023 10-K.

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

The Consolidated Financial Statements of the Company have been prepared on a “going concern” basis, which means that the continuation of the Company is presumed even though events and conditions exist that, when considered in aggregate, raise substantial doubt about the Company’s ability to continue as a going concern because it is possible that the Company will be required to adversely change its current business plan or may be unable to meet its obligations as they become due within one year after the date that these financial statements were issued.

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

Subsequent to November 9, 2023, the Company expects to fund operations as follows:

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

Our financial instruments include cash, accounts payable, accrued liabilities, notes payable and convertible debt. Due to their short maturity of our cash, accounts payable, notes payable and accrued liabilities, we believe that their carrying amounts approximate fair value as of September 30, 2023 and 2022. The carrying amount of convertible debt approximates fair value as the interest rate charged represents a market rate of interest.

Note 4. Non-Cash Transactions

For the three months ended September 30, 2023, the Company issued 553,141 shares of common stock for payment of interest accrued on its outstanding 2019 Convertible Notes with a fair value of $160,413.

For the three months ended September 30, 2022, the Company issued 341,297 shares of common stock for payment of interest accrued on its outstanding 2019 Convertible Notes with a fair value of $160,413.

Note 5. Capital Stock

Authorized Capital

Authorized capital stock consists of 200,000,000 common shares with par value of $0.01 per common share (June 30, 2023 – 200,000,000 common shares with par value $0.01 per common share).

For the three months ended September 30, 2023, the Company issued 3,515,257 shares of common stock from its ATM program for net proceeds of $1,088,527 and issued 553,141 shares of common stock for payment of interest accrued (Note 6) with a fair value of $160,413.

For the three months ended September 30, 2022, the Company issued 341,297 shares of common stock for payment of interest accrued (Note 6) with a fair value of $160,413.

Stock Options, Restricted Stock Units and Stock Based Compensation

Paramount’s 2015 and 2016 Stock Incentive and Compensation Plans, which are stockholder-approved, permits the grant of stock options, restricted stock units and stock to its employees and directors for up to 3.5 million shares of common stock.

Total stock-based compensation for the three months ended September 30, 2023 and 2022 were $66,684 and $117,826, respectively.

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

For the three months ended September 30, 2023, the Company did not grant stock options (2022 – 50,000).

The fair value for these options were calculated using the Black-Scholes option valuations method. The weighted average assumptions used were as follows:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Weighted average risk-free interest rate	N/A	2.79%
Weighted-average volatility	N/A	58%
Expected dividends	N/A	0
Weighted average expected term (years)	N/A	5
Weighted average fair value	N/A	$0.19

For the three months ended September 30, 2023, share-based compensation expense relating to service condition options and performance condition options was $nil and $1,564, respectively (2022 -$11,084 and $3,648).

A summary of stock option activity under the Stock Incentive and Compensation Plans as of September 30, 2023 is presented below:

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2022	1,808,995	$1.14	2.42	$—
Granted	50,000	0.60	4.00	—
Exercised	—	—	—	—
Forfeited or expired	(453,995)	1.37	—	—
Outstanding at June 30, 2023	1,405,000	$1.05	2.06	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at September 30, 2023	1,405,000	$1.05	1.81	$—
Exercisable at September 30, 2023	946,664	$1.05	1.88	$—

A summary of the status of Paramount’s non-vested options at September 30, 2023 is presented below:

Non-vested Options	Options	Weighted- Average Grant- Date Fair Value
Non-vested at June 30, 2022	657,333	$0.55
Granted	50,000	0.19
Vested	(95,002)	0.41
Forfeited or expired	(153,995)	0.82
Non-vested at June 30, 2023	458,336	$0.47
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Non-vested at September 30, 2023	458,336	$0.47

As of September 30, 2023, there was approximately $6,610 of unamortized stock-based compensation expense related to non-vested stock options outstanding. The expenses are expected to be recognized over a weighted-average period of 1.35 years. The total fair value of stock based compensation that vested related to outstanding stock options during the three months ended September 30, 2023 and 2022, was nil and nil, respectively.

Restricted Stock Units ("RSUs")

RSUs are awards for service and performance which upon vesting and settlement entitle the recipient to receive one common share of the Company's Common Stock for no additional consideration, for each RSU held.

For the three months ended September 30, 2023 and 2022, there were no RSUs granted by the Company.

For the three months ended September 30, 2023, share-based compensation expenses related to service condition RSUs and performance condition RSUs was $43,493 and $21,627, respectively (2022 - $39,019 and $64,076)

A summary of RSUs activity is summarized as follows:

Restricted Share Unit Activity	Outstanding RSUs	Weighted average grant date fair value
Outstanding at June 30, 2022	701,000	$0.65
Granted	630,000	0.30
Vested	(350,500)	0.65
Forfeited	—	—
Outstanding at June 30, 2023	980,500	$0.43
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2023	980,500	$0.43

As of September 30, 2023, there was approximately $105,284 of unamortized stock-based compensation expense related to outstanding RSUs. The expenses are expected to be recognized over the remaining weighted-average vesting periods of 0.9 years.

Note 6. Convertible Debt

	Debt
	September 30, 2023		June 30, 2023
	Current	Non-Current	Current	Non-Current
2019 Secured Convertible Notes	$4,169,690	—	$—	$4,277,690
Less: unamortized discount and issuance costs	—	—	—	(4,862)
	$4,169,690	$—	$—	$4,272,828

In September 2019, the Company completed a private offering of 5,478 Senior Secured Convertible Notes (“2019 Convertible Notes”) at $975 per $1,000 face amount due in 2023. Each 2019 Convertible Note will bear an interest rate of 7.5% per annum, payable semi-annually. During period ended September 30, 2023, the maturity of the 2019 Convertible Notes was extended to the earlier of

September 30, 2024 or the date of funding of the transaction contemplated by a non-binding term sheet between the Company and Sprott Resource and Streaming Royalty Corp and the annual interest rate increased to 12% commencing on October 1, 2023. As of September 30, 2023, the effective interest rate of the 2019 Convertible Notes is 9.24%. The principal amount of the 2019 Convertible Notes will be convertible at a price of $1.00 per share of Paramount common stock. Unamortized discount and issuance costs of $275,883 will be amortized as an additional interest expense over the four year term of the 2019 Convertible Notes. For the three months ended September 30, 2023 and 2022, the Company amortized $4,862 and $15,201 of discount and issuance costs. At any point after the second anniversary of the issuance of the convertible notes, Paramount may force conversion if the share price of its common stock remains above $1.75 for 20 consecutive trading days. The convertible notes are secured by a lien on all assets of the Company and the Company is required to maintain a cash balance of $250,000. At September 30, 2023, the cash covenant was met by the Company.

During the three months ended September 30, 2023, there were no conversions of 2019 Convertible Notes to common stock of the Company.

As of September 30, 2023, there were 4,170 (2022 - 4278) notes outstanding of which 3,510 (2022 -3,618) were held by third parties and 660 (2022 - 660) were held by related parties. Of the notes held by related parties 250 were held by a director of the Company and 410 were held by and affiliated shareholder.

Note 7. Notes Payable, Related Party

On December 9, 2022, the Company issued a Bridge Promissory Note (the "Note") to Seabridge, an entity affiliated with the Chairman of our Board of Directors, Rudi Fronk, and an owner of approximately 4.6% of our outstanding common stock, pursuant to which the Company may borrow, in one or more advances, the principal amount of up to $1,500,000 (the "Loan"). The Loan bears interest at a per annum rate of 12%, payable upon maturity or prepayment, and matures on the earlier of November 30, 2023 or the date of funding of transaction as described below. The Company has the right to prepay the Loan, in whole or in part, at any time without penalty.

At September 30, 2023, the balance of the loan including accrued interest was $1,624,767.

During the period ended September 30, 2023, an agreement between the Company and Seabridge was reached to extend the maturity of the Note to the earlier of November 30, 2023 or the date of funding of the transaction contemplated by a non-binding term sheet between the Company and Sprott Resource and Streaming Royalty Corp and increase the per annum interest rate of the Loan to 13% commencing on October 1, 2023.

Note 8. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	September 30, 2023	June 30, 2023
Sleeper and other Nevada based Projects	$28,172,533	$28,172,533
Grassy Mountain and other Oregon based Projects	23,285,728	23,285,728
	$51,458,261	$51,458,261

Sleeper:

Sleeper is located in Humboldt County, Nevada, approximately 26 miles northwest of the town of Winnemucca.

Grassy Mountain:

The Grassy Mountain Project is located in Malheur County, Oregon, approximately 22 miles south of Vale, Oregon, and roughly 70 miles west of Boise, Idaho.

Impairment of Mineral Properties

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the three months ended September 30, 2023 and 2022, no events or changes in circumstance are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no interim impairment was necessary.

Note 9. Reclamation and Environmental

Reclamation and environmental costs are based principally on legal requirements. Management estimates costs associated with reclamation of mineral properties and properties under mine closure. On an ongoing basis the Company evaluates its estimates and assumptions; however, actual amounts could differ from those based on estimates and assumptions.

The Company has posted several cash bonds as financial security to satisfy reclamation requirements. The balance of posted cash reclamation bonds at September 30, 2023 is $546,176 (June 30, 2023 - $546,176).

Paramount is responsible for managing the reclamation activities from the previous mine operations at the Sleeper Gold Mine as directed by the BLM and the Nevada State Department of Environmental Protection (“NDEP”). Paramount has estimated the undiscounted reclamation costs for existing disturbances at the Sleeper Gold Project required by the BLM to be $3,725,110. These costs are expected to be incurred between the calendar years 2023 and 2060. At September 30, 2023, Paramount has also estimated undiscounted reclamation cost as required by the NDEP to be $4,600,515. These costs include on-going monitoring and new requests from the NDEP to convert three processing ponds from the historical operations to evaporation cell ponds by the end of calendar year 2023. These costs are expected to be incurred between calendar years 2023 and 2039. The sum of expected costs by year are discounted using the Company’s credit adjusted risk free interest rate from the time it expects to pay for the reclamation to the time it incurs the obligation. The asset retirement obligation for the Sleeper Gold Project recorded on the balance sheet is equal to the present value of the estimated reclamation costs as required by both the BLM and NDEP.

The following variables were used in the calculation for the periods ending September 30, 2023 and June 30, 2023:

	Three Months Ended September 30, 2023	Year Ended June 30, 2023
Weighted-average credit adjusted risk free rate	9.93%	9.93%
Weighted-average inflation rate	2.49%	2.49%

Changes to the Company’s reclamation and environmental costs for the Sleeper Gold Mine for the three month period ended September 30, 2023 and the year ended June 30, 2023 are as follows:

	Three Months Ended September 30, 2023	Year Ended June 30, 2023
Balance at beginning of period	$4,436,902	$4,475,270
Accretion expense	110,559	446,245
Additions and change in estimates	—	(364,612)
Settlements	(30,000)	(120,001)
Balance at end of period	$4,517,461	$4,436,902

The balance of the reclamation and environmental obligation of $4,517,461 at September 30, 2023 (June 30, 2023 -$4,436,902) is comprised of a current portion of $2,560,515 (June 30, 2023 -$2,560,515) and a non-current portion of $1,956,946 (June 30, 2023 - $1,876,387).

The Company recorded an accretion expense for the three month period ended September 30, 2023 of $110,559 (2022 - $111,561).

Note 10. Other Income

The Company’s other income details for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Re-imbursement of reclamation costs	$75,802	$-
Leasing of water rights to third party	6,095	5,975
Restitution payment	3,785	—
Total	$85,682	$5,975

Note 11. Segmented Information

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses by material project for the three months ended September 30, 2023:

	Exploration and Development Expenses	Land Holding Costs
Sleeper Gold Project and other Nevada based Projects	$937,567	$118,765
Grassy Mountain Project and other Oregon based Projects	322,226	38,378
	$1,259,793	$157,143

Expenses by material project for the three months ended September 30, 2022:

	Exploration and Development Expenses	Land Holding Costs
Sleeper Gold Project and other Nevada based Projects	$441,344	$122,677
Grassy Mountain Project and other Oregon based Projects	398,250	38,378
	$839,594	$161,055

Carrying values of mineral properties by material projects:

	As of September 30, 2023	As of June 30, 2023
Sleeper Gold Project and other Nevada based Projects	$28,172,533	$28,172,533
Grassy Mountain Project and other Oregon based Projects	23,285,728	23,285,728
	$51,458,261	$51,458,261

Additional operating expenses incurred by the Company are treated as corporate overhead with the exception of accretion expense which is discussed in Note 9.

Note 12. Commitments and Contingencies

Other Commitments

Paramount has an agreement to acquire 44 mining claims (“Cryla Claims”) covering 589 acres located immediately to the west of the proposed Grassy Mountain site from Cryla LLC. Paramount is obligated to make annual lease payments of $60,000 per year until 2033 with an option to purchase the Cryla Claims for $560,000 at any time. The term of the agreement is 25 years and commenced in 2018. In the event Paramount exercises its option to acquire the Cryla Claims, all annual payments shall be credited against a production royalty that will be based on a prevailing price of the metals produced from the Cryla Claims. The royalty rate ranges between 2% and 4% based on the daily price of gold. The agreement with Cryla can be terminated by Paramount at any time. All lease payments under the agreement are up-to-date and no other payments were made during the three month period ended September 30, 2023. The Cryla Claims are without known mineral reserves and there is no current exploratory work being performed.

Paramount has an agreement with Nevada Select Royalty to purchase 100% of the Frost Project, which consists of 40 mining claims located approximately 12 miles west of its Grassy Mountain Project. A total consideration of $250,000 payable to Nevada Select will be based on certain events over time. Nevada Select will retain a 2% NSR on the Frost Claims and Paramount has the right to reduce the NSR to 1% for a payment of $1 million. For the three month period ended September 30, 2023, all required payments under the agreement are up-to-date. The Frost Claims are without known mineral reserves.

The Company has an agreement with Nevada Select to purchase the Bald Peak mining claims in the States of Nevada and California for a total consideration of $300,000. Payments under the agreement will be based on achieving certain events over time. Upon signing the agreement Paramount made a payment to Nevada Select of $20,000. During the three month period ended September 30, 2023, a payment was made to Nevada Select for $30,000 after the Company received a drill permit from the US Forestry Service. All payments under the agreement are up to date as of September 30, 2023. The Bald Peak Claims are without known mineral reserves.

Seabridge Gold Inc. ("Seabridge") holds a Net Profit Interest ("NPI") put option in which during the 30-day period immediately following the day that the Company has delivered notice to Seabridge that a positive production decision has been made and construction financing has been secured with respect to the Grassy Mountain Project, Seabridge may cause the Company to purchase the NPI for CDN$10,000,000. If Seabridge exercises the right to cause the Company to purchase the NPI, the Company would likely need to seek additional equity or other financing to fund the purchase, which financing may not be available to the Company on favorable terms or at all. As of September 30, 2023, Seabridge holds approximately 4.6% of the outstanding common stock of the Company and three members of Paramount's board of directors are either officers or directors of Seabridge.

Note 13. Subsequent Events

Subsequent to the period end, the Company sold 119,348 shares under its ATM program for gross proceeds of $38,679.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give the Company's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company's current plans, and the Company's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, and in the risk factors on Form 10-K that was filed with the U.S. Securities and Exchange Commission ("SEC") on September 26, 2023. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

Overview

We are a company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon. We enhance the value of our projects by implementing exploration and engineering programs that have the goal to expand and upgrade known mineralized material to reserves. The following discussion updates our outlook and plan of operations for the foreseeable future. It also analyzes our financial condition and summarizes the results of our operations for the three months ended September 30, 2023 and compares these results to the results of the prior year three months ended September 30, 2022.

Operating Highlights:

For the three months ended September 30, 2023, the Company highlights include:

•
The State of Oregon's Technical Review Team determined that Paramount's Consolidated Permit Application for the Grassy Mountain Project is complete. Subsequent to the period end, the State of Oregon issued a Notice to Proceed with the permitting and preparation of draft permits.
•
Completed an updated technical reports summaries ("TRS") for the Sleeper Gold Property under Item 1300 of Regulation S-K.

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

Comparison of Operating Results for the three months ended September 30, 2023 and 2022

We did not earn any revenue from mining operations for the three months ended September 30, 2023 and 2022.

Net Loss

Our net loss for three months ended September 30, 2023, was $2,074,160 compared to a net loss of $1,840,216 in the previous three month period ended September 30, 2022. The drivers of the increase in net loss of 11% are fully described below.

The Company expects to incur losses for the foreseeable future as we continue with our planned exploration and development programs.

Expenses

Exploration and Land Holding Costs

For the three months ended September 30, 2023 and 2022, exploration expenses were $1,259,793 and $839,594, respectively. This represents an increase of 50% or $420,199. Expenses related to our exploration or development activities are generally not comparable from period to period as activities will vary based on several factors. At Grassy Mountain the Company continued with permitting activities with state and federal permitting agencies. These expenses totaled $322,226. At Sleeper, the Company completed an updated TRS and commenced converting several collection ponds from the previous mining operations to evaporation cells totaling $937,567 In the prior year comparable period, the Company focused its efforts on completing permit applications for the Grassy Mountain Project and incurred expenses related to reclamation activities its Sleeper Gold Project.

For the three months ended September 30, 2023 and 2022, land holding costs were $157,143 and $161,055, respectively. The decrease in land holding costs was primarily due to 2022 costs associated with staking additional mining claims with respect to the Bald Peak Project in Nevada.

Salaries and Benefits

For the three month period ended September 30, 2023 and 2022, salary and benefits were $279,596 and $307,374, respectively. This represents a decrease of 9%. Salary and benefits are comprised of cash and equity based compensation of the Company’s executive and corporate administration teams. The decrease primarily reflects lower equity based compensation that was recorded during the three month period ended September 30, 2023 compared to the three month period ended September 30, 2022. Included in the salary and benefits expense amount for the three months ended September 30, 2023 and 2022 was non-cash equity based compensation of $63,537 and $105,171, respectively.

Directors’ Compensation

For the three month period ended September 30, 2023 and 2022, directors’ compensation expenses were $29,033 and $35,341, respectively. This represents an decrease of 18%. Directors’ compensation consists of cash and stock-based compensation of the Company’s board of directors. The decrease reflects lower equity based compensation recorded in the current quarter compared to the prior year’s comparable period.

Professional Fees and General and Administration

For the three months ended September 30, 2023 and 2022, professional fees were $55,252 and $133,328, respectively. This represents a decrease of $78,076. The decrease was mainly due to less one-time consulting fees and legal fees incurred in the period and the recording of audit fees for our June 30, 2022 year end during the three months ended September 30, 2022. Professional fees include legal, audit, advisory and consultant expenses incurred on corporate and operational activities being performed by the Company on a period-by-period basis.

For the three month period ended September 30, 2023, general and administration expenses decreased by 16% to $133,632 from $159,174 from the three month period ended September 30, 2022. The decrease in general and administration expenses from the previous year’s comparable period was mainly due to lower insurance and travel costs.

Liquidity and Capital Resources

As an exploration and development company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand. At September 30, 2023, we had cash and cash equivalents of $1,014,128 compared to $824,920 as at June 30, 2023. We had negative working capital of approximately $7.7 million which is primarily attributed to our accounts payable and the current 2019 convertible notes, notes payable to Seabridge and our current reclamation and environmental obligation at

Sleeper. Our plans to address the negative working capital and improve our liquidity position are described below under Going Concern and Capital Resources.

In May 2020, the Company established an $8.0 million “at the market” equity offering program with Cantor Fitzgerald & Co. and Canaccord Genuity LLC to proactively increase its financial flexibility. During the three months ended September 30, 2023, the Company issued 3,515,257 shares under the program for net proceeds of $1,088,528. Subsequent to the period ended September 30, 2023, the Company sold 119,348 shares under the program for gross proceeds of $36,679.

During the period ended September 30, 2023, the Company entered into an amendment to its 2019 Convertible Notes with a majority of the note holders, to extend the maturity date of the 2019 Convertible Notes to be the earlier of (i) September 30, 2024 or (ii) the date of funding of the transaction contemplated by that a non-binding term sheet by an between the Company and Sprott Resource and Streaming Royalty Corp.

In December 2022, the Company issued the Note to Seabridge, an entity affiliated with the Chairman of our Board of Directors, Rudi Fronk, and an owner of approximately 4.6% of our outstanding common stock, pursuant to which the Company may borrow, in one or more advances, the principal amount of up to $1,500,000. The Loan bears interest at a per annum rate of 12%, payable upon maturity or prepayment, and originally matured on September 30 2023. The Company has the right to prepay the Loan, in whole or in part, at any time without penalty. As of September 30, 2023, the Company had borrowed $1,500,000 from Seabridge. During the three months ended September 30, 2023, the Company and Seabridge entered into an agreement to extend the maturity date of the Note to Seabridge to November 30, 2023 and increase the applicable annual interest rate to 13%.

The main uses of cash for the three months ended September 30, 2023 were:

•
Cash used in operating activities of $899,320 were mainly used to fund our permitting and exploration activities at our projects, salary and benefits costs of our employees and ongoing general and administration costs.

In addition to cash used in operating activities, the Company received cash as follows:

•
Cash received from equity financings of $1,088,528.

Going Concern and Capital Resources

The Consolidated Financial Statements of the Company have been prepared on a “going concern” basis, which means that the continuation of the Company is presumed even though events and conditions exist that, when considered in aggregate, raise substantial doubt about the Company’s ability to continue as a going concern because it is possible that the Company will be required to adversely change its current business plan or may be unable to meet its obligations as they become due within one year after the date that these financial statements were issued.

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

We anticipate our twelve-month cash expenditures to be as follows:

•
$4.2 million on corporate, land claim maintenance and general expenses

We anticipate our twelve-month cash discretionary exploration and development, subject to available cash on hand as follows:

•
$2.3 million on the Grassy Mountain Project state and federal permitting activities
•
$0.2 million on the Sleeper Gold Project
•
$1.5 million for E-Cell conversions at the Sleeper Gold Project

For the planned reclamation activities required by state and federal regulators at Sleeper, the Company expects that these expenditures will be reimbursed by insurance proceeds. For any interest that accrues and is owing on the outstanding convertible debt, the Company expects to elect to pay the semi-annual interest payment in shares of its Common Stock.

Subsequent to November 9, 2023, the Company expects to fund operations as follows:

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART IV

Item 6. Exhibits.

(a)
Index to Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Paramount Gold Nevada Corp.

Date: November 9 , 2023	By:	/s/ Rachel Goldman
Rachel Goldman
Chief Executive Officer

Date: November 9, 2023	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer