Form 10-Q
period 2023-12-31
Paramount Gold Nevada Corp.
filed 2024-02-13
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s Common Stock outstanding, $0.01 par value per share, as of February 12, 2024 was 60,310,334.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	PZG	NYSE American

Table of Contents

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Interim Balance Sheets as of December 31, 2023 (Unaudited) and June 30, 2023	2
	Condensed Consolidated Interim Statements of Operations for the Three Months Ended and Six Months Ended December 31, 2023 and December 31, 2022 (Unaudited)	3
	Condensed Consolidated Interim Statements of Stockholders’ Equity for the Six Months Ended December 31, 2023 (Unaudited) and Six Months Ended December 31, 2022	4
	Condensed Consolidated Interim Statement of Cash Flows for Six Months Ended December 31, 2023 and December 31, 2022 (Unaudited)	5
	Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	22

PART II	OTHER INFORMATION
Item 1A.	Risk Factors	23
Item 4.	Mine Safety Disclosures	23
Item 6.	Exhibits	24

Signatures	Directors, Executive Officers and Corporate Governance	25

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

(Unaudited)

	December 31, 2023	June 30, 2023
Assets
Current Assets
Cash and cash equivalents	$8,572,919	$824,920
Prepaid expenses and deposits	811,461	1,472,286
Total Current Assets	9,384,380	2,297,206
Non-Current Assets
Mineral properties	51,508,261	51,458,261
Reclamation bonds	546,176	546,176
Property and equipment	3,896	4,579
Total Non-Current Assets	52,058,333	52,009,016
Total Assets	$61,442,713	$54,306,222
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$1,690,044	$937,219
Reclamation and environmental obligation, current portion	2,560,515	2,560,515
2019 convertible notes	—	3,614,465
2019 convertible notes, related parties	—	658,363
Notes payable, related party	—	1,579,397
Total Current Liabilities	4,250,559	9,349,959
Non-Current Liabilities
Debt liability of royalty convertible debenture, net	11,369,511	—
Derivative liability of royalty convertible debenture	2,760,378	—
Deferred tax liability	240,043	240,043
Reclamation and environmental obligation, non-current portion	2,037,504	1,876,387
Total Non-Current Liabilities	16,407,436	2,116,430
Total Liabilities	20,657,995	11,466,389
Commitments and Contingencies (Note 12)
Stockholders' Equity
Common stock, par value $0.01, 200,000,000 authorized shares, 59,685,334 issued and outstanding at December 31, 2023 and 200,000,000 authorized shares, 54,812,248 issued and outstanding at June 30, 2023	596,855	548,124
Additional paid in capital	118,158,376	116,613,503
Accumulated deficit	(77,970,513)	(74,321,794)
Total Stockholders' Equity	40,784,718	42,839,833
Total Liabilities and Stockholders' Equity	$61,442,713	$54,306,222

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022

Expenses
Exploration	$1,773,930	$465,402	$3,033,720	$1,304,997
Land holding costs	157,143	157,143	314,287	318,199
Professional fees	98,315	135,295	153,567	268,622
Salaries and benefits	259,194	260,920	538,790	568,294
Directors' compensation	28,951	23,233	57,984	58,574
General and administrative	181,012	214,365	314,644	373,539
Accretion	110,558	111,561	221,117	223,122
Total Expenses	2,609,103	1,367,919	4,634,109	3,115,347
Net Loss Before Other Expense	2,609,103	1,367,919	4,634,109	3,115,347
Other Expense (Income)
Other income	(1,217,131)	(40,308)	(1,302,813)	(46,283)
Interest and service charges	182,587	104,874	317,423	203,637
Net Loss	$1,574,559	$1,432,485	$3,648,719	$3,272,701

Loss per Common Share
Basic and diluted	$0.03	$0.03	$0.06	$0.07

Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic and diluted	59,077,284	47,014,116	57,688,376	46,971,392

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

	Shares (#)		Common Stock		Additional Paid-In Capital		Deficit		Total Stockholders' Equity
Balance at June 30, 2023	54,812,248		$548,124		$116,613,503		$(74,321,794)		$42,839,833
Stock based compensation	—		—		66,684		—		66,684
Capital issued for financing	3,515,257		35,153		1,053,375		—		1,088,528
Capital issued for payment of interest	553,141		5,531		154,882		—		160,413
Net loss	—		—		—		(2,074,160)		(2,074,160)
Balance at September 30, 2023	58,880,646	—	588,808	—	117,888,444	—	(76,395,954)	—	42,081,298
Stock based compensation	—		—		43,431		—		43,431
Capital issued for financing	246,258		2,463		49,661		—		52,124
Capital issued for payment of interest	558,430		5,584		176,840		—		182,424
Net loss	—		—		—		(1,574,559)		(1,574,559)
Balance at December 31, 2023	59,685,334		$596,855		$118,158,376		$(77,970,513)		$40,784,718

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2022	46,591,081	$465,912	$113,805,101	$(67,871,263)	$46,399,750
Stock based compensation	—	—	117,826	—	117,826
Capital issued for payment of interest	341,297	3,413	157,000	—	160,413
Net loss	—	—	—	(1,840,216)	(1,840,216)
Balance at September 30, 2022	46,932,378	469,325	114,079,927	(69,711,479)	44,837,773
Stock based compensation	—	—	63,005	—	63,005
Capital issued for financing	455,099	4,551	153,962	—	158,513
Net loss	—	—	—	(1,432,485)	(1,432,485)
Balance at December 31, 2022	47,387,477	$473,876	$114,296,894	$(71,143,964)	$43,626,806

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2023	2022
Net Loss	$(3,648,719)	$(3,272,701)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	683	973
Stock based compensation	110,115	180,831
Amortization of debt issuance costs	4,862	30,402
Interest expense	312,875	168,910
Accretion expense	221,117	223,122
Settlement of asset retirement obligations	(60,000)	(60,000)
Change in reclamation bonds accounts	—	(1,200)
Effect of changes in operating working capital items:
(Increase)/Decrease in prepaid expenses	660,825	603,099
Increase/(Decrease) in accounts payable	871,223	(174,746)
Cash used in operating activities	(1,527,019)	(2,301,310)
Cash flows from investing activities:
Purchase of mineral properties	(50,000)	(30,000)
Cash used in investing activities	(50,000)	(30,000)
Cash flows from financing activities
Capital issued for financing, net of share issuance costs	1,140,652	158,513
Proceeds from royalty convertible debenture	15,000,000	—
Royalty convertible debenture issuance costs	(870,111)	—
Repayment of 2019 convertible notes	(4,277,690)	—
Proceeds from notes payable, related parties	—	1,000,000
Repayment of notes payable, related parties	(1,667,833)	—
Cash provided by financing activities	9,325,018	1,158,513

Change in cash during period	7,747,999	(1,172,797)
Cash at beginning of period	824,920	2,484,156
Cash at end of period	$8,572,919	$1,311,359

See Note 4 for supplemental cash flow information

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements

For the Six Months Period Ended December 31, 2023 and 2022

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

Significant Accounting Policies

Please see Note 1- Description of Business and Summary of Significant Accounting Policies contained in the 2023 10-K.

In addition to the significant accounting policies contained in the 2023 10-K, we have added the following policy:

Derivative Liability

The Company reviews the terms of its convertible loans to determine whether there are embedded derivatives that are required to be bifurcated and accounted for as individual derivative financial instruments. The Company determined that a conversion feature embedded in its convertible loan is required to be accounted for separately from the convertible loan as a derivative liability and recorded at fair value and the remaining value allocated to the convertible loan net the unamortized debt issuance costs. The derivative liability will be fair valued at each reporting period, with changes in fair value recorded as a gain or loss in the Consolidated Statement of Operations.

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

The Consolidated Interim Financial Statements of the Company have been prepared on a “going concern” basis, which means that the continuation of the Company is presumed even though events and conditions exist that, when considered in aggregate, raise substantial doubt about the Company’s ability to continue as a going concern because it is possible that the Company will be required to adversely change its current business plan or may be unable to meet its obligations as they become due within one year after the date that these financial statements were issued.

Paramount expects to continue to incur losses as a result of costs and expenses related to maintaining its properties and general and administrative expenses. Since 2015, the Company has relied on equity financings, debt financings and sale of royalties to fund its operations and the Company expects to rely on these forms of financing to fund operations into the near future.

Paramount’s current business plan requires working capital to fund non-discretionary expenditures for its exploration and development activities on its mineral properties, mineral property holding costs and general and administrative expenses. It also requires approximately $1.0 million in the next 12 months to complete evaporation pond conversions as part of its reclamation and environmental obligations at its Sleeper Gold Project.

Subsequent to February 13, 2024, the Company expects to fund operations as follows:

•
Existing cash on hand and working capital.
•
The existing ATM with Cantor Fitzgerald & Co. and Canaccord Genuity LLC.
•
Insurance proceeds to fund reclamation and environmental obligations at its Sleeper Gold Project.
•
Equity financings and sale of royalties.

At December 31, 2023, the Company’s cash balance was $8,572,919. During the month of December 2023, the Company entered into a Secured Royalty Convertible Debenture (the “Debenture”) (Note 6) in favor of Sprott Private Resource Streaming and Royalty (US Collector), LP, as agent for itself and certain affiliates (collectively, “Sprott”). Pursuant to the Debenture, Sprott advanced $15,000,000 to Paramount, which will be used to fund the continued permitting of the proposed Grassy Mountain Gold Mine and for general corporate purposes. Proceeds from the Debenture were also used for the repayment of the Company’s outstanding 2019 secured convertible notes and notes payable, related parties. After the repayment of debt and transaction costs the net proceeds available to the Company were $8,369,602.

Historically, we have been successful in accessing capital through equity and debt financing arrangements or by the sale of royalties on its mineral properties, no assurance can be given that additional financing will be available to it in amounts sufficient to meet its needs, or on terms acceptable to the Company. In the event that we are unable to obtain additional capital or financing, our operations, exploration and development activities would be significantly adversely affected. The continuation of the Company as a going concern is dependent on having sufficient capital to maintain our operations. In considering our financing plans and our current working capital position the Company believes there is substantial doubt about its ability to continue as a going concern twelve months after the date that our financial statements are issued.

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

Our financial instruments include cash, accounts payable, accrued liabilities, notes payable, the royalty conversion option on the Debenture (see Note 6) and convertible debt. Due to their short maturity of our cash, accounts payable, notes payable and accrued liabilities, we believe that their carrying amounts approximate fair value as of December 31, 2023 and 2022.

The Company determined that the Royalty conversion feature (Note 6) embedded in the Debenture is required to be accounted for separately from the Debenture as a derivative liability and recorded at fair value and the remaining value allocated to the Debenture net the unamortized debt issuance costs. The derivative liability will be fair valued at each reporting period, with changes in fair value recorded as a gain or loss in the Consolidated Statement of Operations.

As of December 27, 2023 and December 31, 2023, the Royalty conversion feature is recorded at $2,760,378 and is valued based on Level 3 inputs. Several steps were used to calculate the fair value of the Royalty conversion feature on the Debenture. First, the gross revenue estimates from the Company's 2022 Technical Report Summary on the Grassy Mountain Project, Oregon U.S.A with an effective date of June 30, 2022 served as a basis for calculating the annual gross royalty amounts, utilizing the Royalty Agreement's royalty rate of 4.75% for the life of the mine The annual royalty amounts were discounted using a long term stock market rate of return of 10%. Second, a Black-Scholes model was used to calculate the fair value of the conversion option. The key assumptions in valuing the royalty conversion option derivative include:

1.
Cumulative present value of royalty stream of $13,993,580
2.
Conversion threshold is set as the value of the Debenture of $15,000,000
3.
Term: 5 years
4.
Volatility: 16.24% (A five year portfolio volatility of gold and silver, weighted by relative value in the project, is used as the historical volatility for the royalty stream)
5.
Risk-Free Rate: 3.69% (Derived from a term-matched coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve)
6.
Dividend yield is set to 0% as no value of the royalty is lost given that production is assumed to begin in year 5

Note 4. Non-Cash Transactions

For the six months ended December 31, 2023, the Company issued 1,111,571 shares of common stock for payment of interest accrued on its outstanding 2019 Convertible Notes with a fair value of $342,837.

For the six months ended December 31, 2022, the Company issued 341,297 shares of common stock for payment of interest accrued on its outstanding 2019 Convertible Notes with a fair value of $160,413.

Note 5. Capital Stock

Authorized Capital

Authorized capital stock consists of 200,000,000 common shares with par value of $0.01 per common share (June 30, 2023 – 200,000,000 common shares with par value $0.01 per common share).

For the three months ended December 31, 2023, the Company issued 246,258 shares of common stock from its ATM program for net proceeds of $52,124 and issued 558,430 shares of common stock for payment of interest accrued (Note 6) with a fair value of $182,424.

For the three months ended December 31, 2022, the Company issued 341,297 shares of common stock for payment of interest accrued (Note 6) with a fair value of $160,413.

For the six months ended December 31, 2023, the Company issued 3,761,515 shares of common stock from its ATM program for net proceeds of $1,140,652 and issued 1,111,571 shares of common stock for payment of interest accrued (Note 6) with a fair value of $342,837.

For the six months ended December 31, 2022, the Company issued 455,099 shares of common stock from its ATM program for net proceeds of $158,513 and issued 341,297 shares of common stock for payment of interest accrued (Note 6) with a fair value of $160,413.

Stock Options, Restricted Stock Units and Stock Based Compensation

Paramount’s 2015 and 2016 Stock Incentive and Compensation Plans, which are stockholder-approved, permits the grant of stock options, restricted stock units and stock to its employees and directors for up to 5.5 million shares of common stock.

Total stock-based compensation for the six months ended December 31, 2023 and 2022 were $110,115 and $180,831, respectively.

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

For the six months ended December 31, 2023, the Company did not grant stock options (2022 – 50,000).

The fair value for these options were calculated using the Black-Scholes option valuations method. The weighted average assumptions used were as follows:

	Six Months Ended December 31, 2023	Six Months Ended December 31, 2022
Weighted average risk-free interest rate	N/A	2.79%
Weighted-average volatility	N/A	58%
Expected dividends	N/A	0
Weighted average expected term (years)	N/A	5
Weighted average fair value	N/A	$0.19

For the three months ended December 31, 2023, share-based compensation expense relating to service condition options and performance condition options was $nil and $1,105, respectively (2022 -$937 and $3,186).

For the six months ended December 31, 2023, share-based compensation expense relating to service condition options and performance condition options was $nil and $2,669, respectively (2022 -$12,021 and $12,446).

A summary of stock option activity under the Stock Incentive and Compensation Plans as of December 31, 2023 is presented below:

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2022	1,808,995	$1.14	2.42	$—
Granted	50,000	0.60	4.00	—
Exercised	—	—	—	—
Forfeited or expired	(453,995)	1.37	—	—
Outstanding at June 30, 2023	1,405,000	$1.05	2.06	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at December 31, 2023	1,405,000	$1.05	1.56	$—
Exercisable at December 31, 2023	946,664	$1.05	1.63	$—

A summary of the status of Paramount’s non-vested options at December 31, 2023 is presented below:

Non-vested Options	Options	Weighted- Average Grant- Date Fair Value
Non-vested at June 30, 2022	657,333	$0.55
Granted	50,000	0.19
Vested	(95,002)	0.41
Forfeited or expired	(153,995)	0.82
Non-vested at June 30, 2023	458,336	$0.47
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Non-vested at December 31, 2023	458,336	$0.47

As of December 31, 2023, there was approximately $5,504 of unamortized stock-based compensation expense related to non-vested stock options outstanding. The expenses are expected to be recognized over a weighted-average period of 1.20 years. The total fair value of stock based compensation that vested related to outstanding stock options during the six months ended December 31, 2023 and 2022, was nil and $16,873, respectively.

Restricted Stock Units ("RSUs")

RSUs are awards for service and performance which upon vesting and settlement entitle the recipient to receive one common share of the Company's Common Stock for no additional consideration, for each RSU held.

For the six months ended December 31, 2023 and 2022, there were no RSUs granted by the Company.

For the three months ended December 31, 2023, share-based compensation expenses related to service condition RSUs and performance condition RSUs was $32,814 and $9,512, respectively (2022 - $34,251 and $24,632).

For the six months ended December 31, 2023, share-based compensation expenses related to service condition RSUs and performance condition RSUs was $76,307 and $31,138, respectively (2022 - $73,269 and $88,709).

A summary of RSUs activity is summarized as follows:

Restricted Share Unit Activity	Outstanding RSUs	Weighted average grant date fair value
Outstanding at June 30, 2022	701,000	$0.65
Granted	630,000	0.30
Vested	(350,500)	0.65
Forfeited	—	—
Outstanding at June 30, 2023	980,500	$0.43
Granted	—	—
Vested	(125,000)	0.30
Forfeited	—	—
Outstanding at December 31, 2023	855,500	$0.44

As of December 31, 2023, there was approximately $62,958 of unamortized stock-based compensation expense related to outstanding RSUs. The expenses are expected to be recognized over the remaining weighted-average vesting periods of 0.68 years.

Note 6. Convertible Debt

$15,000,000 Secured Royalty Convertible Debenture

Effective as of December 27, 2023, Paramount closed on a Secured Royalty Convertible Debenture (the “Debenture”) with Sprott Private Resource Streaming and Royalty (US Collector), LP (“Sprott”) for $15,000,000. The Debenture bears an interest rate of 10% per annum, which, at Paramount’s discretion, will be payable in cash or shares of its common stock at a 7% discount to the 10-day volume weighted average price ("VWAP") from the scheduled date of payment of interest. The Debenture may be repaid in cash or is convertible into a gross revenue royalty (the “Royalty") of 4.75% of the gold and silver produced from the proposed Grassy Mountain Gold Mine. The Debenture may be repaid in cash or through the issuance of the Royalty at the earlier of the commencement of commercial production or five years from the Debenture closing date. The conversion to the Royalty is at Sprott's sole discretion. Paramount may elect to repay the Debenture by providing 20 business day written notice, in cash only and in whole prior to its maturity at a price equal to the sum of the principal amount plus all accrued and unpaid interest plus a prepayment interest premium of equal to 36 months of interest less interest paid prior to the date of prepayment. Upon a sale of the Sleeper Gold Project, Sprott can elect to have a portion of the Debenture repaid with proceeds from the sale. In the event of default, the debenture will accrue interest at 13% per annum. In connection with the issuance of the Debenture, the Company incurred $870,111 of debt issuance costs which will be reflected as a discount on the Debenture. Unamortized debt issuance costs will be amortized over the five year term of the Debenture and recorded as an interest expense in the Consolidated Statement of Operations.

If the Royalty is issued, Paramount has the option to buy back 50% of the Royalty by paying either $11.25 million on the second (2nd) anniversary of the Royalty or $12.375 million on the third (3rd) anniversary. The Company’s obligations under the Debenture are secured by a pledge of the assets of the Company and its subsidiaries, including without limitation by deeds of trust with respect to the Grassy Mountain project and the Company’s Nevada property, Sleeper. The Company is required to maintain a positive cash balance at all times and shall maintain a positive adjusted working capital amount at the end of each fiscal quarter commencing with the fiscal quarter March 31, 2024.

The Company has accounted for the Royalty Conversion Option and related Buyback Provision as an embedded derivative in accordance with ASC 815 and recorded the derivative as a separate liability at fair value. The fair value of the derivative was $2,760,378 at issuance and at December 31, 2023 (Note 3).

At issuance and at December 31, 2023, the Debenture consisted of the following:

December 31, 2023

Debt liability of royalty convertible debenture before issuance costs	$12,239,622
Less: unamortized issuance costs	(870,111)
Net debt liability of royalty convertible debenture	11,369,511
Derivative liability of royalty convertible debenture	2,760,378
$14,129,889

In connection with the Debenture, Paramount and Calico entered into a Mining ROFR Option to Purchase Agreement (the “ROFR”) in favor of Sprott. Pursuant to the ROFR, we have granted to Sprott the right of first refusal with respect to any proposed grant, sale or issuance to any third party of a stream, royalty or similar interest (a “Mineral Interest”) based on or with reference to future production from the proposed Grassy Mountain gold and silver mine. If the cash equivalent value (with the value of any non-cash consideration of any third party offer (the “Third Party Consideration”) exceeds $60,000,000 then Sprott shall have the right to buy a percentage interest of the Mineral Interest equal to the percentage that $60,000,000 is to the Third Party Consideration (the “Proportionate Mineral Interest”). If the Third Party Consideration equals or is less than $60,000,000, Sprott shall have the right to buy the entire Mineral Interest subject to such third party offer.

The ROFR shall terminate on the date which is the earlier of (i) the seventh (7th) anniversary of the ROFR; (ii) the closing of one or more purchase transactions between us and Sprott in respect of Mineral Interests for an aggregate purchase price of $60,000,000 upon the exercise by Sprott of its rights pursuant to the ROFR; and (iii) the closing of a purchase transaction between us and third party in respect of a Mineral Interest for a purchase price in excess of $60,000,000 where Sprott does not exercise its right of first refusal pursuant to the ROFR.

2019 Senior Secured Convertible Notes

	Debt
	December 31, 2023		June 30, 2023
	Current	Non-Current	Current	Non-Current
2019 Secured Convertible Notes	$—	—	$4,277,690	$—
Less: unamortized discount and issuance costs	—	—	(4,862)	—
	$—	$—	$4,272,828	$—

In September 2019, the Company completed a private offering of 5,478 Senior Secured Convertible Notes (“2019 Convertible Notes”) at $975 per $1,000 face amount due in 2023. Each 2019 Convertible Note will bear an interest rate of 7.5% per annum, payable semi-annually. In September 2023, the maturity of the 2019 Convertible Notes was extended to the earlier of September 30, 2024 or the date of funding of the transaction contemplated by a non-binding term sheet between the Company and Sprott Resource and Streaming Royalty Corp and the annual interest rate increased to 12% commencing on October 1, 2023. As of September 30, 2023, the effective interest rate of the 2019 Convertible Notes is 9.24%. The principal amount of the 2019 Convertible Notes will be convertible at a price of $1.00 per share of Paramount common stock. Unamortized discount and issuance costs of $275,883 will be amortized as an additional interest expense over the four year term of the 2019 Convertible Notes. For the six months ended December 31, 2023 and 2022, the Company amortized $4,862 and $30,402 of discount and issuance costs. At any point after the second anniversary of the issuance of the convertible notes, Paramount may force conversion if the share price of its common stock remains above $1.75 for 20 consecutive trading days. The convertible notes are secured by a lien on all assets of the Company and the Company is required to maintain a cash balance of $250,000. During December 2023, all 2019 Convertible Notes outstanding were repaid by the Company.

During the three and six months ended December 31, 2023, there were no conversions of 2019 Convertible Notes to common stock of the Company.

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

During December 2023, the Company repaid the balance of the loan including accrued interest in the amount of $1,667,833.

Note 8. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	December 31, 2023	June 30, 2023
Sleeper and other Nevada based Projects	$28,222,533	$28,172,533
Grassy Mountain and other Oregon based Projects	23,285,728	23,285,728
	$51,508,261	$51,458,261

Sleeper:

Sleeper is located in Humboldt County, Nevada, approximately 26 miles northwest of the town of Winnemucca.

Grassy Mountain:

The Grassy Mountain Project is located in Malheur County, Oregon, approximately 22 miles south of Vale, Oregon, and roughly 70 miles west of Boise, Idaho.

Other Nevada Based Projects:

During the three month period ended December 31, 2023, the Company made a payment to Nevada Select in the amount of $50,000 under its option agreement to purchase the Bald Peak claims.

Impairment of Mineral Properties

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the six months ended December 31, 2023 and 2022, no events or changes in circumstance are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no interim impairment was necessary.

Note 9. Reclamation and Environmental

Reclamation and environmental costs are based principally on legal requirements. Management estimates costs associated with reclamation of mineral properties and properties under mine closure. On an ongoing basis the Company evaluates its estimates and assumptions; however, actual amounts could differ from those based on estimates and assumptions.

The Company has posted several cash bonds as financial security to satisfy reclamation requirements. The balance of posted cash reclamation bonds at December 31, 2023 is $546,176 (June 30, 2023 - $546,176).

Paramount is responsible for managing the reclamation activities from the previous mine operations at the Sleeper Gold Mine as directed by the BLM and the Nevada State Department of Environmental Protection (“NDEP”). Paramount has estimated the undiscounted reclamation costs for existing disturbances at the Sleeper Gold Project required by the BLM to be $3,725,110. These costs are expected to be incurred between the calendar years 2024 and 2060. At December 31, 2023, Paramount has also estimated undiscounted reclamation cost as required by the NDEP to be $4,600,515. These costs include on-going monitoring and new requests from the NDEP to convert three processing ponds from the historical operations to evaporation cell ponds by the end of calendar year 2023. These costs are expected to be incurred between calendar years 2023 and 2039. The sum of expected costs by year are discounted using the Company’s credit adjusted risk free interest rate from the time it expects to pay for the reclamation to the time it incurs the obligation. The asset retirement obligation for the Sleeper Gold Project recorded on the balance sheet is equal to the present value of the estimated reclamation costs as required by both the BLM and NDEP.

The following variables were used in the calculation for the periods ending December 31, 2023 and June 30, 2023:

	Six Months Ended December 31, 2023	Year Ended June 30, 2023
Weighted-average credit adjusted risk free rate	9.93%	9.93%
Weighted-average inflation rate	2.49%	2.49%

Changes to the Company’s reclamation and environmental costs for the Sleeper Gold Mine for the six month period ended December 31, 2023 and the year ended June 30, 2023 are as follows:

	Six Months Ended December 31, 2023	Year Ended June 30, 2023
Balance at beginning of period	$4,436,902	$4,475,270
Accretion expense	221,117	446,245
Additions and change in estimates	—	(364,612)
Settlements	(60,000)	(120,001)
Balance at end of period	$4,598,019	$4,436,902

The balance of the reclamation and environmental obligation of $4,598,019 at December 31, 2023 (June 30, 2023 -$4,436,902) is comprised of a current portion of $2,560,515 (June 30, 2023 -$2,560,515) and a non-current portion of $2,037,504 (June 30, 2023 - $1,876,387).

The Company recorded an accretion expense for the three and six months ended December 31, 2023 of $110,558 and $221,117 (2022 - $111,561 and $223,122).

Note 10. Other Income

The Company’s other income details for the three and six months ended December 31, 2023 and 2022 were as follows:

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Six Months Ended December 31, 2023	Six Months Ended December 31, 2022
Re-imbursement of reclamation costs	$1,217,131	$40,308	$1,292,933	$40,308
Leasing of water rights to third party	—	—	6,095	5,975
Restitution payment	—	—	3,785	—
Total	$1,217,131	$40,308	$1,302,813	$46,283

The proceeds the Company receives from its reclamation insurance policy for government mandated reclamation at its Sleeper Gold Project is recorded as other income. The corresponding expenses the Company incurs for performing these reclamation expenses are included in exploration costs on the Condensed Consolidated Interim Statement of Operations.

Note 11. Segmented Information

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses by material project for the three and six months ended December 31, 2023:

	Exploration and Development Expenses		Land Holding Costs
	Three Months Ended December 31, 2023	Six Months Ended December 31, 2023	Three Months Ended December 31, 2023	Six Months Ended December 31, 2023
Sleeper Gold Project and other Nevada based Projects	$1,530,037	$2,467,602	$118,765	$237,530
Grassy Mountain Project and other Oregon based Projects	243,893	566,118	38,378	76,757
	$1,773,930	$3,033,720	$157,143	$314,287

Expenses by material project for the three and six months ended December 31, 2022:

	Exploration and Development Expenses		Land Holding Costs
	Three Months Ended December 31, 2022	Six Months Ended December 31, 2022	Three Months Ended December 31, 2022	Six Months Ended December 31, 2022
Sleeper Gold Project and other Nevada based Projects	$170,431	$611,775	$118,765	$241,442
Grassy Mountain Project and other Oregon based Projects	294,971	693,222	38,378	76,757
	$465,402	$1,304,997	$157,143	$318,199

Carrying values of mineral properties by material projects:

	As of December 31, 2023	As of June 30, 2023
Sleeper Gold Project and other Nevada based Projects	$28,222,533	$28,172,533
Grassy Mountain Project and other Oregon based Projects	23,285,728	23,285,728
	$51,508,261	$51,458,261

Additional operating expenses incurred by the Company are treated as corporate overhead with the exception of accretion expense which is discussed in Note 9.

Note 12. Commitments and Contingencies

Other Commitments

Paramount has an agreement to acquire 44 mining claims (“Cryla Claims”) covering 589 acres located immediately to the west of the proposed Grassy Mountain site from Cryla LLC. Paramount is obligated to make annual lease payments of $60,000 per year until 2033 with an option to purchase the Cryla Claims for $560,000 at any time. The term of the agreement is 25 years and commenced in 2018. In the event Paramount exercises its option to acquire the Cryla Claims, all annual payments shall be credited against a production royalty that will be based on a prevailing price of the metals produced from the Cryla Claims. The royalty rate ranges between 2% and 4% based on the daily price of gold. The agreement with Cryla can be terminated by Paramount at any time. All lease payments under the agreement are up-to-date and no other payments were made during the six month period ended December 31, 2023. The Cryla Claims are without known mineral reserves and there is no current exploratory work being performed.

Paramount has an agreement with Nevada Select Royalty to purchase 100% of the Frost Project, which consists of 40 mining claims located approximately 12 miles west of its Grassy Mountain Project. A total consideration of $250,000 payable to Nevada Select will be based on certain events over time. Nevada Select will retain a 2% NSR on the Frost Claims and Paramount has the right to reduce the NSR to 1% for a payment of $1 million. For the six month period ended December 31, 2023, all required payments under the agreement are up-to-date. The Frost Claims are without known mineral reserves.

The Company has an agreement with Nevada Select to purchase the Bald Peak mining claims in the States of Nevada and California for a total consideration of $300,000. Payments under the agreement will be based on achieving certain events over time. Upon signing the agreement Paramount made a payment to Nevada Select of $20,000. During the three month period ended December 31, 2023, a payment was made to Nevada Select for $50,000 under the terms of the agreement. All payments under the agreement are up to date as of December 31, 2023. The Bald Peak Claims are without known mineral reserves.

Seabridge Gold Inc. ("Seabridge") holds a Net Profit Interest ("NPI") put option in which during the 30-day period immediately following the day that the Company has delivered notice to Seabridge that a positive production decision has been made and construction financing has been secured with respect to the Grassy Mountain Project, Seabridge may cause the Company to purchase the NPI for CDN$10,000,000. If Seabridge exercises the right to cause the Company to purchase the NPI, the Company would likely need to seek additional equity or other financing to fund the purchase, which financing may not be available to the Company on favorable terms or at all. As of December 31, 2023, Seabridge holds approximately 4.5% of the outstanding common stock of the Company and three members of Paramount's board of directors are either officers or directors of Seabridge.

Note 13. Subsequent Events

Subsequent to the period end, the Company issued 125,000 shares of common stock upon the vesting of RSUs.

The Company also sold 500,000 shares under its at the market program for gross proceeds of $182,500.

The Company granted 1,360,000 RSUs to its employees and directors and 94,000 restricted stock to its consultants and employees.

The Company also awarded cash bonuses to its employees of $360,700.

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

Overview

We are a company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon. We enhance the value of our projects by implementing exploration and engineering programs that have the goal to expand and upgrade known mineralized material to reserves. The following discussion updates our outlook and plan of operations for the foreseeable future. It also analyzes our financial condition and summarizes the results of our operations for the three and six months ended December 31, 2023 and compares these results to the results of the prior year three and six months ended December 31, 2022.

Operating Highlights:

For the three and six months ended December 31, 2023, the Company highlights include:

•
Paramount closed a $15 million financing with Sprott through the issuance of a Debenture. The proceeds of the Debenture will be used to fund the continued permitting of the proposed Grassy Mountain Gold Mine and general corporate purposes. It was also used to repay the Company's outstanding debt.
•
The State of Oregon issued a Notice to Proceed with the permitting and preparation of draft permits.
•
The State of Oregon's Technical Review Team determined that Paramount's Consolidated Permit Application for the Grassy Mountain Project is complete.
•
Completed an updated technical report summary ("TRS") for the Sleeper Gold Property under Item 1300 of Regulation S-K.

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

Comparison of Operating Results for the six months ended December 31, 2023 and 2022

We did not earn any revenue from mining operations for the six months ended December 31, 2023 and 2022.

Net Loss

Our net loss for three months ended December 31, 2023 was $1,574,559 compared to a net loss of $1,432,485 in the previous three months ended December 31, 2022. The drivers of the increase in net loss of 10% are fully described below.

Our net loss for six months ended December 31, 2023, was $3,648,719 compared to a net loss of $3,272,701 in the previous six month period ended December 31, 2022. The drivers of the increase in net loss of 11% are fully described below.

The Company expects to incur losses for the foreseeable future as we continue with our planned exploration and development programs.

Expenses

Exploration and Land Holding Costs

For the three months ended December 31, 2023 and 2022, exploration expenses were $1,773,930 and $465,402, respectively. This represents an increase of 281% or $1,308,528. Expenses related to our exploration or development activities are generally not comparable from period to period as activities will vary based on several factors. At Grassy Mountain the Company continued with permitting activities with state and federal permitting agencies. These expenses totaled $243,893. At Sleeper, the Company continued with the conversion of several collection ponds from the previous mining operations to evaporation cells with expenses totaling $1,530,037. For the three months ended December 31, 2023 and 2022, $1,217,131 and $40,308 of the costs associated with the reclamation work have been reimbursed by an insurance policy and these reimbursements have been recorded as other income on the the Statement of Operations, respectively. In the prior year comparable period, the Company focused its efforts on completing permit applications for the Grassy Mountain Project and incurred expenses related to reclamation activities its Sleeper Gold Project.

For the three months ended December 31, 2023 and 2022, land holding costs were $157,143 and $157,143, respectively. There were no changes in our land holdings and costs associated with holding our mining claims remaining unchanged from last year to this year.

For the six months ended December 31, 2023 and 2022, exploration expenses were $3,033,720 and $1,304,997, respectively. This represents a increase of 132% or $1,728,723. Expenses related to our exploration or development activities are generally not comparable from period to period as activities will vary based on several factors. At Grassy Mountain the Company continued with permitting activities with state and federal permitting agencies. These expenses totaled $566,118. At Sleeper, the Company completed an updated TRS and continued converting several collection ponds from the previous mining operations to evaporation cells with expenses totaling $2,467,602. For the six months ended December 31, 2023 and 2022, $1,292,933 and $40,308 of the costs associated with the reclamation work have been reimbursed by an insurance policy and these reimbursements have been recorded as other income on the the Statement of Operations, respectively. In the prior year comparable period, the Company focused its efforts on completing permit applications for the Grassy Mountain Project and incurred expenses related to reclamation activities its Sleeper Gold Project.

For the six months ended December 31, 2023 and 2022, land holding costs were $314,287 and $318,199, respectively. This represents a decrease of 1% or $3,912. The immaterial change is due to no changes in our land holdings and costs associated with holding our mining claims remaining unchanged from last year to this year.

Salaries and Benefits

For the three month period ended December 31, 2023 and 2022, salary and benefits were $259,194 and $260,920, respectively. This represents a decrease of 1%. Salary and benefits are comprised of cash and equity based compensation of the Company’s executive and corporate administration teams. The indiscernible change primarily reflects comparable compensation levels that was recorded during the three month period ended December 31, 2023 compared to the three month period ended December 31, 2022. Included in the salary and benefits expense amount for the three months ended December 31, 2023 and 2022 was non-cash equity based compensation of $40,084 and $60,268, respectively.

For the six months ended December 31, 2023 and 2022, salary and benefits were $538,790 and $568,294, respectively. This represents a decrease of 5% or $29,504. Salary and benefits are comprised of cash and equity based compensation of the Company’s executive and corporate administration teams. The decrease primarily reflects lower equity based compensation that was recorded during the six month period ended December 31, 2023 compared to the six month period ended December 31, 2022. Included in the salary and benefits expense amount for the six months ended December 31, 2023 and 2022 was non-cash equity based compensation of $103,337 and $165,439.

Directors’ Compensation

For the three month period ended December 31, 2023 and 2022, directors’ compensation expenses were $28,951 and $23,233, respectively. This represents an increase of 25%. Directors’ compensation consists of cash and stock-based compensation of the Company’s board of directors. The increase reflects higher equity based compensation recorded in the current quarter compared to the prior year’s comparable period.

For the six months ended December 31, 2023 and 2022, directors' compensation expenses were $57,984 and $58,574, respectively. This represents a decrease of 1%. This indiscernible change reflects comparable compensation recorded in the current quarter compared to the prior year’s period.

Professional Fees and General and Administration

For the three months ended December 31, 2023 and 2022, professional fees were $98,315 and $135,295, respectively. This represents a decrease of $36,980. The decrease was mainly due to less one-time consulting fees and legal fees incurred in the period. Professional fees include legal, audit, advisory and consultant expenses incurred on corporate and operational activities being performed by the Company on a period-by-period basis.

For the six months ended December 31, 2023 and 2022, professional fees were $153,567 and $268,622, respectively. This represents a decrease of $115,055. The decrease was mainly due to less one-time consulting fees and legal fees incurred in the period and the recording of audit fees for our fiscal year ended June 30, 2022 during the three months ended September 30, 2022. Professional fees include legal, audit, advisory and consultant expenses incurred on corporate and operational activities being performed by the Company on a period-by-period basis.

For the three months ended December 31, 2023 and 2022, general and administration expenses decreased by 16% to $181,012 from $214,365. The decrease in general and administration expenses from the previous year’s comparable period was mainly due to lower insurance and travel costs.

For the six months ended December 31, 2023 and 2022, general and administration expenses decreased by 16% to $314,644 from $373,539. The decrease in general and administration expenses from the previous year’s comparable period was mainly due to lower insurance and travel costs.

Liquidity and Capital Resources

As an exploration and development company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand. At December 31, 2023, we had cash and cash equivalents of $8,572,919 compared to $824,920 as at June 30, 2023. We had working capital of approximately $5,133,821. Our plans to manage our liquidity position is described below under Going Concern and Capital Resources.

In May 2020, the Company established an $8.0 million “at the market” equity offering program with Cantor Fitzgerald & Co. and Canaccord Genuity LLC to proactively increase its financial flexibility. During the six months ended December 31, 2023, the Company issued 3,761,515 shares under the program for net proceeds of $1,140,652. Subsequent to the period ended December 31, 2023, the Company sold 500,000 shares under the program for gross proceeds of $182,500.

During the month of December 2023, the Company entered into a Debenture in favor of Sprott. Pursuant to the Debenture, Sprott advanced $15,000,000 to Paramount, which will be used to fund the continued permitting of the proposed Grassy Mountain Gold Mine and for general corporate purposes. Proceeds from the Debenture were also used for the repayment of the Company’s outstanding 2019 secured convertible notes and its bridge promissory note in favor of Seabridge Gold Inc.

The main uses of cash for the six months ended December 31, 2023 were:

•
Cash used in operating activities of $1,527,019 were mainly used to fund our permitting and exploration activities at our projects, salary and benefits costs of our employees and ongoing general and administration costs.
•
Cash used in investing activities of $50,000 for the payment on the agreement to purchase the Bald Peak claims.

In addition to cash used in operating and investing activities, the Company received cash during the six months ended December 31, 2023 as follows:

•
Cash provided by financing activities of $9,325,018 which included sales under the ATM program, proceeds from the issuance of the Debenture to Sprott which were offset by the repayment of the 2019 convertible notes and Seabridge Loan.

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

•
$1.1 million on the Grassy Mountain Project state and federal permitting activities
•
$0.2 million on the Sleeper Gold Project
•
$1.0 million for E-Cell conversions at the Sleeper Gold Project

For the planned reclamation activities required by state and federal regulators at Sleeper, the Company expects that these expenditures will be reimbursed by insurance proceeds. For any interest that accrues and is owing on the outstanding Debenture, the Company expects to elect to pay the quarterly-annual interest payment in shares of its Common Stock.

Subsequent to February 13, 2024, the Company expects to fund operations as follows:

•
Existing cash on hand and working capital.
•
The existing ATM program with Cantor Fitzgerald & Co. and Canaccord Genuity LLC.
•
Insurance proceeds to fund reclamation and environmental obligations at its Sleeper Gold Project.
•
Equity financings or sale of royalties.

Historically, we have been successful in accessing capital through equity and debt financing arrangements or by the sale of royalties on its mineral properties, no assurance can be given that additional financing will be available to it in amounts sufficient to meet its needs, or on terms acceptable to the Company. In the event that we are unable to obtain additional capital or financing, our operations, exploration and development activities will be significantly adversely affected. The continuation of the Company as a going concern is dependent on having sufficient capital to maintain our operations. In considering our financing plans, our current working capital position and our ability to reduce operating expenses the Company believes there is substantial doubt about its ability to continue as a going concern twelve months after the date that our financial statements are issued.

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

Convertible debt and derivative liabilities

We account for convertible notes with conversion features in accordance with ASC 815, Derivatives and Hedging. The embedded conversion features are assessed to determine whether they meet the criteria for separate accounting as derivatives. If so,they are bifurcated and recorded at fair value with changes in fair value recognized in our Statement of Operations and the remaining value allocated to the convertible notes net the unamortized debt issuance costs. The determination of fair value involves the use of estimates, assumptions, and valuation models, including but not limited to discounted cash flow analysis and option pricing models. These estimates and assumptions may include, but are not limited to, future interest rates, volatility of gold and silver prices, and credit spreads. Changes in these inputs could result in significant adjustments to the fair value of our derivatives and may impact our financial results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART IV

Item 6. Exhibits.

(a)
Index to Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Paramount Gold Nevada Corp.

Date: February 13 , 2024	By:	/s/ Rachel Goldman
Rachel Goldman
Chief Executive Officer

Date: February 13, 2024	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer