Form 10-Q
period 2024-03-31
Paramount Gold Nevada Corp.
filed 2024-05-14
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of registrant’s Common Stock outstanding, $0.01 par value per share, as of May 6, 2024 was 63,628,411.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	PZG	NYSE American

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

(Unaudited)

	March 31, 2024	June 30, 2023
Assets
Current Assets
Cash and cash equivalents	$7,012,365	$824,920
Prepaid expenses and deposits	775,671	1,472,286
Total Current Assets	7,788,036	2,297,206
Non-Current Assets
Mineral properties	51,558,261	51,458,261
Reclamation bonds	546,176	546,176
Property and equipment	3,559	4,579
Total Non-Current Assets	52,107,996	52,009,016
Total Assets	$59,896,032	$54,306,222
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$982,503	$937,219
Reclamation and environmental obligation, current portion	2,560,515	2,560,515
2019 convertible notes	—	3,614,465
2019 convertible notes, related parties	—	658,363
Notes payable, related party	—	1,579,397
Total Current Liabilities	3,543,018	9,349,959
Non-Current Liabilities
Debt liability of royalty convertible debenture, net	11,413,017	—
Derivative liability of royalty convertible debenture	3,038,934	—
Deferred tax liability	240,043	240,043
Reclamation and environmental obligation, non-current portion	2,118,063	1,876,387
Total Non-Current Liabilities	16,810,057	2,116,430
Total Liabilities	20,353,075	11,466,389
Commitments and Contingencies (Note 12)
Stockholders' Equity
Common stock, par value $0.01, 200,000,000 authorized shares, 61,964,970 issued and outstanding at March 31, 2024 and 200,000,000 authorized shares, 54,812,248 issued and outstanding at June 30, 2023	619,651	548,124
Additional paid in capital	118,707,864	116,613,503
Accumulated deficit	(79,784,558)	(74,321,794)
Total Stockholders' Equity	39,542,957	42,839,833
Total Liabilities and Stockholders' Equity	$59,896,032	$54,306,222

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

Expenses
Exploration	$965,938	$597,315	$3,999,659	$1,902,312
Land holding costs	157,143	157,143	471,429	475,341
Professional fees	52,156	12,919	205,722	281,542
Salaries and benefits	675,952	393,219	1,214,742	961,512
Directors' compensation	90,076	55,366	148,059	113,940
General and administrative	148,306	242,858	462,951	616,396
Accretion	110,558	111,561	331,676	334,683
Total Expenses	2,200,129	1,570,381	6,834,238	4,685,726
Net Loss Before Other Expense	2,200,129	1,570,381	6,834,238	4,685,726
Other Expense (Income)
Other income	(1,088,339)	(47,123)	(2,391,152)	(93,406)
Change in derivative liability on royalty convertible debenture	278,556	—	278,556	—
Interest and service charges	423,699	124,502	741,122	328,141
Net Loss	$1,814,045	$1,647,760	$5,462,764	$4,920,461

Loss per Common Share
Basic and diluted	$0.03	$0.03	$0.09	$0.10

Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic and diluted	60,473,988	48,452,177	58,610,160	47,457,781

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

	Shares (#)		Common Stock		Additional Paid-In Capital		Deficit		Total Stockholders' Equity
Balance at June 30, 2023	54,812,248		$548,124		$116,613,503		$(74,321,794)		$42,839,833
Stock based compensation	—		—		66,684		—		66,684
Capital issued for financing	3,515,257		35,153		1,053,375		—		1,088,528
Capital issued for payment of interest	553,141		5,531		154,882		—		160,413
Net loss	—		—		—		(2,074,160)		(2,074,160)
Balance at September 30, 2023	58,880,646	—	588,808	—	117,888,444	—	(76,395,954)	—	42,081,298
Stock based compensation	—		—		43,431		—		43,431
Capital issued for financing	246,258		2,463		49,661		—		52,124
Capital issued for payment of interest	558,430		5,584		176,840		—		182,424
Net loss	—		—		—		(1,574,559)		(1,574,559)
Balance at December 31, 2023	59,685,334		$596,855		$118,158,376		$(77,970,513)		$40,784,718
Stock based compensation	702,000		$7,020		$142,190		—		149,210
Capital issued for financing	500,000		5,000		22,241		—		27,241
Capital issued for payment of interest	1,077,636		10,776		385,057		—		395,833
Net loss	—		—		—		(1,814,045)		(1,814,045)
Balance at March 31, 2024	61,964,970		$619,651		118,707,864		$(79,784,558)		$39,542,957

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2022	46,591,081	$465,912	$113,805,101	$(67,871,263)	$46,399,750
Stock based compensation	—	—	117,826	—	117,826
Capital issued for payment of interest	341,297	3,413	157,000	—	160,413
Net loss	—	—	—	(1,840,216)	(1,840,216)
Balance at September 30, 2022	46,932,378	469,325	114,079,927	(69,711,479)	44,837,773
Stock based compensation	—	—	63,005	—	63,005
Capital issued for financing	455,099	4,551	153,962	—	158,513
Net loss	—	—	—	(1,432,485)	(1,432,485)
Balance at December 31, 2022	47,387,477	$473,876	$114,296,894	$(71,143,964)	$43,626,806
Stock based compensation	425,500	4,255	93,260	—	97,515
Capital issued for financing	938,658	9,387	305,788	—	315,175
Capital issued for payment of interest	458,316	4,583	155,830	—	160,413
Net loss	—	—	—	(1,647,760)	(1,647,760)
Balance at March 31, 2023	49,209,951	$492,101	$114,851,772	$(72,791,724)	$42,552,149

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2024	2023
Net Loss	$(5,462,764)	$(4,920,461)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,020	1,453
Stock based compensation	259,325	278,346
Amortization of debt issuance costs	48,368	45,272
Non-cash interest expense	584,902	278,706
Accretion expense	331,676	334,683
Settlement of asset retirement obligations	(90,000)	(90,000)
Change in reclamation bonds accounts	—	(1,200)
Change in derivative liability	278,556	—
Effect of changes in operating working capital items:
Change in prepaid expenses	696,615	690,153
Change in accounts payable	287,488	95,709
Cash used in operating activities	(3,064,814)	(3,287,339)
Cash flows from investing activities:
Purchase of mineral properties	(100,000)	(80,000)
Cash used in investing activities	(100,000)	(80,000)
Cash flows from financing activities
Capital issued for financing, net of share issuance costs	1,167,893	473,688
Proceeds from royalty convertible debenture	15,000,000	—
Royalty convertible debenture issuance costs	(870,111)	—
Repayment of 2019 convertible notes	(4,277,690)	—
Proceeds from notes payable, related parties	—	1,000,000
Repayment of notes payable, related parties	(1,667,833)	—
Cash provided by financing activities	9,352,259	1,473,688

Change in cash during period	6,187,445	(1,893,651)
Cash at beginning of period	824,920	2,484,156
Cash at end of period	$7,012,365	$590,505

See Note 4 for supplemental cash flow information

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements

For the Nine Months Period Ended March 31, 2024 and 2023

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

Subsequent to May 14, 2024, the Company expects to fund operations as follows:

•
Existing cash on hand and working capital.
•
The existing ATM with Cantor Fitzgerald & Co. and A.G.P/Alliance Global Partners.
•
Insurance proceeds to fund reclamation and environmental obligations at its Sleeper Gold Project.
•
Equity financings and sale of royalties.

At March 31, 2024, the Company’s cash balance was $7,012,365. During the month of December 2023, the Company entered into a Secured Royalty Convertible Debenture (the “Debenture”) (Note 6) in favor of Sprott Private Resource Streaming and Royalty (US Collector), LP, as agent for itself and certain affiliates (collectively, “Sprott”). Pursuant to the Debenture, Sprott advanced $15,000,000 to Paramount, which will be used to fund the continued permitting of the proposed Grassy Mountain Gold Mine and for general corporate purposes. Proceeds from the Debenture were also used for the repayment of the Company’s outstanding 2019 secured convertible notes and notes payable, related parties. After the repayment of debt and transaction costs the net proceeds available to the Company after the Sprott transaction were $8,369,602.

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

Our financial instruments include cash, accounts payable, accrued liabilities, notes payable, the royalty conversion option on the Debenture (see Note 6) and convertible debt. Due to their short maturity of our cash, accounts payable, notes payable and accrued liabilities, we believe that their carrying amounts approximate fair value as of March 31, 2024 and June 30, 2023.

The Company determined that the Royalty conversion feature (Note 6) embedded in the Debenture is required to be accounted for separately from the Debenture as a derivative liability and recorded at fair value and the remaining value allocated to the Debenture net the unamortized debt issuance costs. The derivative liability will be fair valued at each reporting period, with changes in fair value recorded as a gain or loss in the Consolidated Statement of Operations. During the period ended March 31, 2024, the fair value derivative liability increased by $278,556 and it was recorded in Other expenses on the Consolidated Statement of Operations.

As of March 31, 2024, the Royalty conversion feature is recorded at $3,038,934 (December 31, 2023 - $2,760,378) and is valued based on Level 3 inputs. Several steps were used to calculate the fair value of the Royalty conversion feature on the Debenture. First, the gross revenue estimates from the Company's 2022 Technical Report Summary on the Grassy Mountain Project, Oregon U.S.A

with an effective date of June 30, 2022 served as a basis for calculating the annual gross royalty amounts, utilizing the Royalty Agreement's royalty rate of 4.75% for the life of the mine The annual royalty amounts were discounted using a long term stock market rate of return of 10%. Second, a Black-Scholes model was used to calculate the fair value of the conversion option. The key assumptions in valuing the royalty conversion option derivative include:

	March 31, 2024	December 31, 2023
Cumulative present value of royalty stream	$14,344,813	$13,993,580
Conversion threshold is set as the value of the Debenture	$15,000,000	$15,000,000
Term in years	4.74	5
Volatility (A five year portfolio volatility of gold and silver, weighted by relative value in the project, is used as the historical volatility for the royalty stream)	16.21%	16.24%
Risk-Free Rate (Derived from a term-matched coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve)	4.13%	3.69%
Dividend yield[1]	0%	0%

1.
Dividend yield is set to 0% as no value of the royalty is lost given that production is assumed to begin in year 5

Note 4. Non-Cash Transactions

For the nine months ended March 31, 2024, the Company issued 2,189,207 shares of common stock for payment of interest accrued on its outstanding 2019 Convertible Notes and Royalty Convertible Debenture with a fair value of $738,670. The total amount of shares issued for the period ended March 31, 2024 were comprised of 1,111,571 shares issued for the 2019 Convertible Notes with a fair value of $342,837 and 1,077,636 shares issued for the Royalty Convertible Debenture with a fair value of $395,833.

For the nine months ended March 31, 2023, the Company issued 799,613 shares of common stock for payment of interest accrued on its outstanding 2019 Convertible Notes with a fair value of $320,826.

Note 5. Capital Stock

Authorized Capital

Authorized capital stock consists of 200,000,000 common shares with par value of $0.01 per common share as of March 31, 2024 (June 30, 2023 – 200,000,000 common shares with par value $0.01 per common share).

For the three months ended March 31, 2024, the Company issued 500,000 shares of common stock from its ATM program for gross proceeds of $182,500. On-time legal expenses and commissions related to the ATM program for the period amounted to $155,259 resulting in net proceeds of $27,241 and issued 1,077,636 shares of common stock for payment of interest accrued (Note 6) with a fair value of $395,833. The Company also issued 702,000 shares related to awards made under its equity compensation plans.

For the three months ended March 31, 2023, the Company issued 341,297 shares of common stock for payment of interest accrued (Note 6) with a fair value of $160,413. The Company also issued 425,500 shares related to awards made under its equity compensation plans.

For the nine months ended March 31, 2024, the Company issued 4,261,515 shares of common stock from its ATM program for net proceeds of $1,167,893. One-time legal and commissions related to the ATM program for the period amounted to $382,065. We also issued 2,189,207 shares of common stock for payment of interest accrued (Note 6) with a fair value of $738,670. The Company also issued 702,000 shares related to awards made under its equity compensation plans.

For the nine months ended March 31, 2023, the Company issued 1,393,757 shares of common stock from its ATM program for net proceeds of $473,688 and issued 799,613 shares of common stock for payment of interest accrued (Note 6) with a fair value of $320,826. The Company also issued 425,500 shares related to awards made under its equity compensation plans.

Stock Options, Restricted Stock Units and Stock Based Compensation

Paramount’s 2015 and 2016 Stock Incentive and Compensation Plans, which are stockholder-approved, permits the grant of stock options, restricted stock units and stock to its employees and directors for up to 5.5 million shares of common stock.

Total stock-based compensation for the nine months ended March 31, 2024 and 2023 were $259,325 and $278,346, respectively.

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

For the nine months ended March 31, 2024, the Company did not grant stock options (Nine months ended March 31, 2023 – 50,000).

The fair value for these options were calculated using the Black-Scholes option valuations method. The weighted average assumptions used were as follows:

	Nine Months Ended March 31, 2024	Nine Months Ended March 31, 2023
Weighted average risk-free interest rate	N/A	2.79%
Weighted-average volatility	N/A	58%
Expected dividends	N/A	0
Weighted average expected term (years)	N/A	5
Weighted average fair value	N/A	$0.19

For the three months ended March 31, 2024, share-based compensation expense relating to service condition options and performance condition options was $nil and $974, respectively (2023 -$nil and $2,337).

For the nine months ended March 31, 2024, share-based compensation expense relating to service condition options and performance condition options was $nil and $3,643, respectively (2023 -$12,021 and $9,690).

A summary of stock option activity under the Stock Incentive and Compensation Plans as of March 31, 2024 is presented below:

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2022	1,808,995	$1.14	2.42	$—
Granted	50,000	0.60	4.00	—
Exercised	—	—	—	—
Forfeited or expired	(453,995)	1.37	—	—
Outstanding at June 30, 2023	1,405,000	$1.05	2.06	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2024	1,405,000	$1.05	1.31	$—
Exercisable at March 31, 2024	946,664	$1.05	1.38	$—

A summary of the status of Paramount’s non-vested options at March 31, 2024 is presented below:

Non-vested Options	Options	Weighted- Average Grant- Date Fair Value
Non-vested at June 30, 2022	657,333	$0.55
Granted	50,000	0.19
Vested	(95,002)	0.41
Forfeited or expired	(153,995)	0.82
Non-vested at June 30, 2023	458,336	$0.47
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Non-vested at March 31, 2024	458,336	$0.47

As of March 31, 2024, there was approximately $4,531 of unamortized stock-based compensation expense related to non-vested stock options outstanding. The expenses are expected to be recognized over a weighted-average period of 0.95 years. The total fair value of stock based compensation that vested related to outstanding stock options during the nine months ended March 31, 2024 and 2023, was nil and $16,873, respectively.

Restricted Stock Units ("RSUs")

RSUs are awards for service and performance which upon vesting and settlement entitle the recipient to receive one common share of the Company's Common Stock for no additional consideration, for each RSU held.

For the nine months ended March 31, 2024 and 2023, the Company granted 1,360,000 and 630,000 RSUs respectively.

For the three months ended March 31, 2024, share-based compensation expenses related to service condition RSUs and performance condition RSUs was $82,001 and $32,865, respectively (2023 - $43,896 and $28,262).

For the nine months ended March 31, 2024, share-based compensation expenses related to service condition RSUs and performance condition RSUs was $158,308 and $64,003, respectively (2023 - $117,116 and $116,971).

A summary of RSUs activity is summarized as follows:

Restricted Share Unit Activity	Outstanding RSUs	Weighted average grant date fair value
Outstanding at June 30, 2022	701,000	$0.65
Granted	630,000	0.30
Vested	(350,500)	0.65
Forfeited	—	—
Outstanding at June 30, 2023	980,500	$0.43
Granted	1,360,000	0.28
Vested	(615,500)	0.42
Forfeited	—	—
Outstanding at March 31, 2024	1,725,000	$0.31

As of March 31, 2024, there was approximately $320,736 of unamortized stock-based compensation expense related to outstanding RSUs. The expenses are expected to be recognized over the remaining weighted-average vesting periods of 1.56 years.

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

If the Royalty is issued, Paramount has the option to buy back 50% of the Royalty by paying either $11.25 million on the second (2nd) anniversary of the Royalty or $12.375 million on the third (3rd) anniversary. The Company’s obligations under the Debenture are secured by a pledge of the assets of the Company and its subsidiaries, including without limitation by deeds of trust with respect to the Grassy Mountain project and the Company’s Nevada property, Sleeper. The Company is required to maintain a positive cash balance at all times and shall maintain a positive adjusted working capital amount at the end of each fiscal quarter commencing with the fiscal quarter March 31, 2024. At March 31, 2024, Paramount was in compliance with these loan covenants.

The Company has accounted for the Royalty Conversion Option and related Buyback Provision as an embedded derivative in accordance with ASC 815 and recorded the derivative as a separate liability at fair value. The fair value of the derivative was $3,038,934 at March 31, 2024 and $2,760,378 at December 31, 2023 and at issuance December 27, 2023 (Note 3).

At March 31, 2024 and December 31, 2023, the Debenture consisted of the following:

	March 31, 2024	December 31, 2023

Debt liability of royalty convertible debenture before issuance costs	$12,239,622	$12,239,622
Less: unamortized issuance costs	(826,605)	(870,111)
Net debt liability of royalty convertible debenture	11,413,017	11,369,511
Derivative liability of royalty convertible debenture	3,038,934	2,760,378
	$14,451,951	$14,129,889

In connection with the Debenture, Paramount and Calico entered into a Mining Right of First Refusal Option to Purchase Agreement (the “ROFR”) in favor of Sprott. Pursuant to the ROFR, we have granted to Sprott the right of first refusal with respect to any proposed grant, sale or issuance to any third party of a stream, royalty or similar interest (a “Mineral Interest”) based on or with reference to future production from the proposed Grassy Mountain gold and silver mine. If the cash equivalent value (with the value of any non-cash consideration of any third party offer (the “Third Party Consideration”) exceeds $60,000,000 then Sprott shall have the right to buy a percentage interest of the Mineral Interest equal to the percentage that $60,000,000 is to the Third Party Consideration (the “Proportionate Mineral Interest”). If the Third Party Consideration equals or is less than $60,000,000, Sprott shall have the right to buy the entire Mineral Interest subject to such third party offer.

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

2019 Senior Secured Convertible Notes

	Debt
	March 31, 2024		June 30, 2023
	Current	Non-Current	Current	Non-Current
2019 Secured Convertible Notes	$—	—	$4,277,690	$—
Less: unamortized discount and issuance costs	—	—	(4,862)	—
	$—	$—	$4,272,828	$—

In September 2019, the Company completed a private offering of 5,478 Senior Secured Convertible Notes (“2019 Convertible Notes”) at $975 per $1,000 face amount due in 2023. Each 2019 Convertible Note will bear an interest rate of 7.5% per annum, payable semi-annually. In September 2023, the maturity of the 2019 Convertible Notes was extended to the earlier of September 30, 2024 or the date of funding of the transaction contemplated by a non-binding term sheet between the Company and Sprott Resource and Streaming Royalty Corp and the annual interest rate increased to 12% commencing on October 1, 2023. As of September 30, 2023, the effective interest rate of the 2019 Convertible Notes is 9.24%. The principal amount of the 2019 Convertible Notes will be convertible at a price of $1.00 per share of Paramount common stock. Unamortized discount and issuance costs of $275,883 will be amortized as an additional interest expense over the four year term of the 2019 Convertible Notes. For the nine months ended March 31, 2024 and 2023, the Company amortized $4,862 and $30,402 of discount and issuance costs. At any point after the second anniversary of the issuance of the convertible notes, Paramount may force conversion if the share price of its common stock remains above $1.75 for 20 consecutive trading days. The convertible notes are secured by a lien on all assets of the Company and the Company is required to maintain a cash balance of $250,000. During December 2023, all 2019 Convertible Notes outstanding were repaid by the Company.

Note 7. Notes Payable, Related Party

On December 9, 2022, the Company issued a Bridge Promissory Note (the "Note") to Seabridge, an entity affiliated with the Chairman of our Board of Directors, Rudi Fronk, and an owner of approximately 4.4% of our outstanding common stock, pursuant to which the Company may borrow, in one or more advances, the principal amount of up to $1,500,000 (the "Loan"). The Loan bears interest at a per annum rate of 12%, payable upon maturity or prepayment, and matures on the earlier of November 30, 2023 or the date of funding of transaction as described below. The Company has the right to prepay the Loan, in whole or in part, at any time without penalty.

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

During December 2023, the Company repaid the balance of the loan including accrued interest in the amount of $1,667,833.

Note 8. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	March 31, 2024	June 30, 2023
Sleeper and other Nevada based Projects	$28,222,533	$28,172,533
Grassy Mountain and other Oregon based Projects	23,335,728	23,285,728
	$51,558,261	$51,458,261

Sleeper:

Sleeper is located in Humboldt County, Nevada, approximately 26 miles northwest of the town of Winnemucca.

Grassy Mountain:

The Grassy Mountain Project is located in Malheur County, Oregon, approximately 22 miles south of Vale, Oregon, and roughly 70 miles west of Boise, Idaho.

Other Nevada Based Projects:

For the nine month period ended March 31, 2024, the Company made a payment to Nevada Select in the amount of $50,000 under its option agreement to purchase the Bald Peak claims located in Nevada and also made a payment to Nevada Select in the amount of $50,000 under its option agreement to purchase the Frost claims located in Oregon.

Impairment of Mineral Properties

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the nine months ended March 31, 2024 and 2023, no events or changes in circumstance are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no interim impairment was necessary.

Note 9. Reclamation and Environmental

Reclamation and environmental costs are based principally on legal requirements. Management estimates costs associated with reclamation of mineral properties and properties under mine closure. On an ongoing basis the Company evaluates its estimates and assumptions; however, actual amounts could differ from those based on estimates and assumptions.

The Company has posted several cash bonds as financial security to satisfy reclamation requirements. The balance of posted cash reclamation bonds at March 31, 2024 is $546,176 (June 30, 2023 - $546,176).

Paramount is responsible for managing the reclamation activities from the previous mine operations at the Sleeper Gold Mine as directed by the BLM and the Nevada State Department of Environmental Protection (“NDEP”). Paramount has estimated the undiscounted reclamation costs for existing disturbances at the Sleeper Gold Project required by the BLM to be $3,725,110. These costs are expected to be incurred between the calendar years 2024 and 2060. At March 31, 2024, Paramount has also estimated undiscounted reclamation cost as required by the NDEP to be $4,600,515. These costs include on-going monitoring and new requests from the NDEP to convert three processing ponds from the historical operations to evaporation cell ponds by the end of calendar year 2023. It is expected that NDEP will inspect and sign-off on the completed evaporation cell pond work in first half of the calendar year 2024. These costs are expected to be incurred between calendar years 2024 and 2039. The sum of expected costs by year are discounted using the Company’s credit adjusted risk free interest rate from the time it expects to pay for the reclamation to the time it incurs the obligation. The asset retirement obligation for the Sleeper Gold Project recorded on the balance sheet is equal to the present value of the estimated reclamation costs as required by both the BLM and NDEP.

The following variables were used in the calculation for the periods ending March 31, 2024 and June 30, 2023:

	Nine Months Ended March 31, 2024	Year Ended June 30, 2023
Weighted-average credit adjusted risk free rate	9.93%	9.93%
Weighted-average inflation rate	2.49%	2.49%

Changes to the Company’s reclamation and environmental costs for the Sleeper Gold Mine for the nine month period ended March 31, 2024 and the year ended June 30, 2023 are as follows:

	Nine Months Ended March 31, 2024	Year Ended June 30, 2023
Balance at beginning of period	$4,436,902	$4,475,270
Accretion expense	331,676	446,245
Additions and change in estimates	—	(364,612)
Settlements	(90,000)	(120,001)
Balance at end of period	$4,678,578	$4,436,902

The balance of the reclamation and environmental obligation of $$4,678,578 at March 31, 2024 (June 30, 2023 -$4,436,902) is comprised of a current portion of $2,560,515 (June 30, 2023 -$2,560,515) and a non-current portion of $2,118,063 (June 30, 2023 - $1,876,387).

The Company recorded an accretion expense for the three and nine months ended March 31, 2024 of $110,558 and $331,676 (2023 - $111,561 and $334,683).

Note 10. Other Income

The Company’s other income details for the three and nine months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2024	Nine Months Ended March 31, 2023
Re-imbursement of reclamation costs	$1,088,339	$47,123	$2,381,272	$87,431
Leasing of water rights to third party	—	—	6,095	5,975
Restitution payment	—	—	3,785	—
Total	$1,088,339	$47,123	$2,391,152	$93,406

The proceeds the Company receives from its reclamation insurance policy for government mandated reclamation at its Sleeper Gold Project is recorded as other income. The corresponding expenses the Company incurs for performing these reclamation expenses are included in exploration costs on the Condensed Consolidated Interim Statement of Operations.

Note 11. Segmented Information

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses by material project for the three and nine months ended March 31, 2024:

	Exploration and Development Expenses		Land Holding Costs
	Three Months Ended March 31, 2024	Nine Months Ended March 31, 2024	Three Months Ended March 31, 2024	Nine Months Ended March 31, 2024
Sleeper Gold Project and other Nevada based Projects	$361,222	$2,828,825	$118,765	$356,294
Grassy Mountain Project and other Oregon based Projects	604,716	1,170,834	38,378	115,135
	$965,938	$3,999,659	$157,143	$471,429

Expenses by material project for the three and nine months ended March 31, 2023:

	Exploration and Development Expenses		Land Holding Costs
	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2023	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2023
Sleeper Gold Project and other Nevada based Projects	$182,626	$794,402	$118,765	$360,206
Grassy Mountain Project and other Oregon based Projects	414,689	1,107,910	38,378	115,135
	$597,315	$1,902,312	$157,143	$475,341

Carrying values of mineral properties by material projects:

	As of March 31, 2024	As of June 30, 2023
Sleeper Gold Project and other Nevada based Projects	$28,222,533	$28,172,533
Grassy Mountain Project and other Oregon based Projects	23,335,728	23,285,728
	$51,558,261	$51,458,261

Additional operating expenses incurred by the Company are treated as corporate overhead with the exception of accretion expense which is discussed in Note 9.

Note 12. Commitments and Contingencies

Other Commitments

Paramount has an agreement to acquire 44 mining claims (“Cryla Claims”) covering 589 acres located immediately to the west of the proposed Grassy Mountain site from Cryla LLC. Paramount is obligated to make annual lease payments of $60,000 per year until 2033 with an option to purchase the Cryla Claims for $560,000 at any time. The term of the agreement is 25 years and commenced in 2018. In the event Paramount exercises its option to acquire the Cryla Claims, all annual payments shall be credited against a production royalty that will be based on a prevailing price of the metals produced from the Cryla Claims. The royalty rate ranges between 2% and 4% based on the daily price of gold. The agreement with Cryla can be terminated by Paramount at any time. All lease payments under the agreement are up-to-date and no other payments were made during the nine month period ended March 31, 2024. The Cryla Claims are without known mineral reserves and there is no current exploratory work being performed.

Paramount has an agreement with Nevada Select Royalty to purchase 100% of the Frost Project, which consists of 40 mining claims located approximately 12 miles west of its Grassy Mountain Project. A total consideration of $250,000 payable to Nevada Select will be based on certain events over time. Nevada Select will retain a 2% NSR on the Frost Claims and Paramount has the right to reduce the NSR to 1% for a payment of $1 million. For the nine month period ended March 31, 2024, all required payments under the agreement are up-to-date. The Frost Claims are without known mineral reserves.

The Company has an agreement with Nevada Select to purchase the Bald Peak mining claims in the States of Nevada and California for a total consideration of $300,000. Payments under the agreement will be based on achieving certain events over time. Upon signing the agreement Paramount made a payment to Nevada Select of $20,000. During the nine month period ended March 31, 2024, a payment was made to Nevada Select for $50,000 under the terms of the agreement. All payments under the agreement are up to date as of March 31, 2024. The Bald Peak Claims are without known mineral reserves.

Seabridge Gold Inc. ("Seabridge") holds a Net Profit Interest ("NPI") put option in which during the 30-day period immediately following the day that the Company has delivered notice to Seabridge that a positive production decision has been made and construction financing has been secured with respect to the Grassy Mountain Project, Seabridge may cause the Company to purchase the NPI for CDN$10,000,000. If Seabridge exercises the right to cause the Company to purchase the NPI, the Company would likely need to seek additional equity or other financing to fund the purchase, which financing may not be available to the Company on favorable terms or at all. As of March 31, 2024, Seabridge holds approximately 4.4% of the outstanding common stock of the Company and three members of Paramount's board of directors are either officers or directors of Seabridge.

Note 13. Subsequent Events

The Company sold 1,727,026 shares under its at the market program for gross proceeds of $719,351.

The Company also issued 7,500 shares upon the exercise of RSUs under its equity compensation plans.

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

Overview

We are a company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon. We enhance the value of our projects by implementing exploration and engineering programs that have the goal to expand and upgrade known mineralized material to reserves. The following discussion updates our outlook and plan of operations for the foreseeable future. It also analyzes our financial condition and summarizes the results of our operations for the three and nine months ended March 31, 2024 and compares these results to the results of the prior year three and nine months ended March 31, 2023.

Operating Highlights:

For the three and nine months ended March 31, 2024, the Company highlights include:

•
The BLM filed the Notice of Intent in the Federal Registry, initiating the preparation of an Environmental Impact Statement in compliance with the National Environmental Policy Act process for the proposed Grassy Mountain Gold mine.
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

Comparison of Operating Results for the nine months ended March 31, 2024 and 2023

We did not earn any revenue from mining operations for the nine months ended March 31, 2024 and 2023.

Net Loss

Our net loss for three months ended March 31, 2024 was $1,814,045 compared to a net loss of $1,647,760 in the previous three months ended March 31, 2023. The drivers of the increase in net loss of 10% are fully described below.

Our net loss for nine months ended March 31, 2024, was $5,462,764 compared to a net loss of $4,920,461 in the previous nine month period ended March 31, 2023. The drivers of the increase in net loss of 11% are fully described below.

The Company expects to incur losses for the foreseeable future as we continue with our planned exploration and development programs.

Expenses

Exploration and Land Holding Costs

For the three months ended March 31, 2024 and 2023, exploration expenses were $965,938 and $597,315, respectively. This represents an increase of 62% or $368,623. Expenses related to our exploration or development activities are generally not comparable from period to period as activities will vary based on several factors. At Grassy Mountain the Company continued with permitting activities with state and federal permitting agencies. These expenses totaled $604,716. A significant amount of the expenses incurred were related to the State of Oregon completing its environmental evaluation of the proposed gold mine at Grassy Mountain. At Sleeper, the Company completed the conversion of several collection ponds from the previous mining operations to evaporation cells with expenses totaling $361,222. For the three months ended March 31, 2024 and 2023, $1,088,339 and $47,123 of the costs associated with the reclamation work have been reimbursed by an insurance policy and these reimbursements have been recorded as other income on the Statement of Operations, respectively. In the prior year comparable period, the Company focused its efforts on completing permit applications for the Grassy Mountain Project and incurred expenses related to reclamation activities its Sleeper Gold Project.

For the three months ended March 31, 2024 and 2023, land holding costs were $157,143 and $157,143, respectively. There were no changes in our land holdings and costs associated with holding our mining claims remaining unchanged from last year to this year.

For the nine months ended March 31, 2024 and 2023, exploration expenses were $3,999,659 and $1,902,312, respectively. This represents a increase of 110% or $2,097,347. Expenses related to our exploration or development activities are generally not comparable from period to period as activities will vary based on several factors. At Grassy Mountain the Company continued with permitting activities with state and federal permitting agencies. These expenses totaled $1,170,834. At Sleeper, the Company completed an updated TRS and completed converting several collection ponds from the previous mining operations to evaporation cells with expenses totaling $2,828,825. For the nine months ended March 31, 2024 and 2023, $2,381,272 and $87,431 of the costs associated with the reclamation work have been reimbursed by an insurance policy and these reimbursements have been recorded as other income on the Statement of Operations, respectively. In the prior year comparable period, the Company focused its efforts on completing permit applications for the Grassy Mountain Project and incurred expenses related to reclamation activities its Sleeper Gold Project.

For the nine months ended March 31, 2024 and 2023, land holding costs were $471,429 and $475,341, respectively. This represents a decrease of 1% or $3,912. The immaterial change is due to no changes in our land holdings and costs associated with holding our mining claims remaining unchanged from last year to this year.

Salaries and Benefits

For the three month period ended March 31, 2024 and 2023, salary and benefits were $675,952 and $393,219, respectively. This represents an increase of 72%. Salary and benefits are comprised of cash and equity based compensation of the Company’s executive and corporate administration teams. The increase primarily reflects annual bonuses for 2023 paid to employees in the three month period ended March 31, 2024 compared to the three month period ended March 31, 2023. Included in the salary and benefits expense amount for the three months ended March 31, 2024 and 2023 was non-cash equity based compensation of $65,134 and $72,490, respectively.

For the nine months ended March 31, 2024 and 2023, salary and benefits were $1,214,742 and $961,512, respectively. This represents an increase of 26% or $253,230. Salary and benefits are comprised of cash and equity based compensation of the Company’s executive and corporate administration teams. The increase primarily reflects annual bonuses for 2023 paid to employees during the nine month period ended March 31, 2024 compared to the nine month period ended March 31, 2023. Included in the salary and benefits expense amount for the nine months ended March 31, 2024 and 2023 was non-cash equity based compensation of $168,471 and $237,037.

Directors’ Compensation

For the three month period ended March 31, 2024 and 2023, directors’ compensation expenses were $90,076 and $55,366, respectively. This represents an increase of 63%. Directors’ compensation consists of cash and stock-based compensation of the Company’s board of directors. The increase reflects higher equity based compensation recorded in the current quarter compared to the prior year’s comparable period.

For the nine months ended March 31, 2024 and 2023, directors' compensation expenses were $148,059 and $113,940, respectively. This represents an increase of 30%. The increase reflects higher equity based compensation recorded in the current quarter compared to the prior year’s period.

Professional Fees and General and Administration

For the three months ended March 31, 2024 and 2023, professional fees were $52,156 and $12,919, respectively. This represents an increase of $39,237. The increase was mainly due to in one-time consulting fees and legal fees incurred in the period. Professional fees include legal, audit, advisory and consultant expenses incurred on corporate and operational activities being performed by the Company on a period-by-period basis.

For the nine months ended March 31, 2024 and 2023, professional fees were $205,722 and $281,542, respectively. This represents a decrease of $75,820. The decrease was mainly due to the recording of audit fees for our fiscal year ended June 30, 2022 during the three months ended September 30, 2022. Professional fees include legal, audit, advisory and consultant expenses incurred on corporate and operational activities being performed by the Company on a period-by-period basis.

For the three months ended March 31, 2024 and 2023, general and administration expenses decreased by 39% to $148,306 from $242,858. The decrease in general and administration expenses from the previous year’s comparable period was mainly due to lower insurance and travel costs.

For the nine months ended March 31, 2024 and 2023, general and administration expenses decreased by 25% to $462,951 from $616,396. The decrease in general and administration expenses from the previous year’s comparable period was mainly due to lower insurance and travel costs.

Liquidity and Capital Resources

As an exploration and development company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand. At March 31, 2024, we had cash and cash equivalents of $7,012,365 compared to $824,920 as at June 30, 2023. We had working capital of approximately $4,245,018. Our plans to manage our liquidity position is described below under Going Concern and Capital Resources.

In May 2020, the Company established an $8.0 million “at the market” equity offering program with Cantor Fitzgerald & Co. ("Cantor") and Canaccord Genuity LLC to proactively increase its financial flexibility. In March 2024, the Company established a new $3.1 million "at the market" offering program with Cantor and A.G.P./Alliance Global Partners. During the nine months ended March 31, 2024, the Company issued 4,261,515 shares under the program for net proceeds of $1,167,893. Subsequent to the period ended March 31, 2024, the Company sold 1,727,026 shares under the program for gross proceeds of $719,351.

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

The main uses of cash for the nine months ended March 31, 2024 were:

•
Cash used in operating activities of $3,064,814 were mainly used to fund our permitting and exploration activities at our projects, salary and benefits costs of our employees and ongoing general and administration costs.
•
Cash used in investing activities of $100,000 for the payment on the agreement to purchase the Bald Peak claims and on the agreement to purchase the Frost claims.

In addition to cash used in operating and investing activities, the Company received cash during the nine months ended March 31, 2024 as follows:

•
Cash provided by financing activities of $9,352,259 which included sales under the ATM program, proceeds from the issuance of the Debenture to Sprott which were offset by the repayment of the 2019 convertible notes and Seabridge Loan.

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

•
$4.0 million on corporate, land claim maintenance and general expenses

We anticipate our twelve-month cash discretionary exploration and development, subject to available cash on hand as follows:

•
$1.8 million on the Grassy Mountain Project state and federal permitting activities
•
$1.7 million on the Bald Peak Project

For any interest that accrues and is owing on the outstanding Debenture, the Company expects to elect to pay the quarterly-annual interest payment in shares of its Common Stock.

Subsequent to May 14, 2024, the Company expects to fund operations as follows:

•
Existing cash on hand and working capital.
•
The existing ATM program with Cantor Fitzgerald & Co. and A.G.P./Alliance Global Partners
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

Convertible debt and derivative liabilities

We account for convertible notes with conversion features in accordance with ASC 815, Derivatives and Hedging. The embedded conversion features are assessed to determine whether they meet the criteria for separate accounting as derivatives. If so, they are bifurcated and recorded at fair value with changes in fair value recognized in our Statement of Operations and the remaining value allocated to the convertible notes net the unamortized debt issuance costs. The determination of fair value involves the use of estimates, assumptions, and valuation models, including but not limited to discounted cash flow analysis and option pricing models. These estimates and assumptions may include, but are not limited to, future interest rates, volatility of gold and silver prices, and credit spreads. Changes in these inputs could result in significant adjustments to the fair value of our derivatives and may impact our financial results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART IV

Item 6. Exhibits.

(a)
Index to Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Paramount Gold Nevada Corp.

Date: May 14, 2024	By:	/s/ Rachel Goldman
Rachel Goldman
Chief Executive Officer

Date: May 14, 2024	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer