Form 10-K
period 2024-06-30
Paramount Gold Nevada Corp.
filed 2024-09-26
CIK 1629210

-8UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the NYSE American LLC on December 31, 2023, was $17,349,313.

The number of shares of Registrant’s Common Stock outstanding as of September 24, 2024 was 65,159,223.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Report where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Mining Claim Maintenance

Activities on our properties are conducted both upon federally owned land and private land. Most federally owned land is administered by the Bureau of Land Management (“BLM”). On existing claims owned by the federal government, we are required to pay annual claim maintenance fees of $200 per claim on or before September 1st at the State Office of the BLM. In addition, we are required to pay the county recorder of the county in which the claim is situated an annual fee. The county fees in Nevada and Oregon are $12.00 and $5.00 per claim, respectively. On certain claims we own, we are required to pay a fee of $200 for each 20 acres of an association placer. For any new claims we acquire by staking, we must file a certificate of location with the State Office of the BLM within 90 days of making the claim along with a fee equal to the amount of the annual claim maintenance fee.

Annual Payments we have made to federal and other state agencies to maintain our claims for the upcoming 2024-25 year are as follows:

Property	Number of Claims[1]	Total Annual Payment to Maintain Claims[2]
Sleeper Gold Project and Other Nevada Claims	2,623	$584,064
Grassy Mountain Project and Other Oregon Claims	548	$116,493
Total Annual Payment to Maintain Mining Claims		$700,557

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

Reclamation of Previous Operations

Paramount is responsible for managing the reclamation activities from the previous mine operations at the Sleeper Gold Mine as directed by the BLM and the Nevada State Department of Environmental Protection ("NDEP"). As part of the comprehensive reclamation program, we undertake activities that include on-going monitoring and reporting, stabilizing, contouring, pond conversions and re-vegetating activities. Reclamation activities are conducted in accordance in with detailed plans which must be reviewed and approved by the both the BLM and NDEP. Additional information regarding our reclamation activities at Sleeper on Page 24.

HUMAN CAPITAL RESOURCES

As of June 30, 2024, we employed six full-time employees and one consultant.

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

We have incurred significant losses since our inception and expect to continue to incur losses as a result of costs and expenses related to maintaining our properties and general and administrative expenses. As of June 30, 2024, we had cash of approximately $5.4 million and an accumulated deficit of approximately $82.4 million. As a result of our evaluation of the Company’s liquidity for the next twelve months, we have included a discussion about our ability to continue as a going concern in our consolidated financial statements, and our independent auditor’s report for year ended June 30, 2024 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” Our capital needs have, in recent years, been funded through sales of our debt and equity securities, including debt convertible into royalty interests. In the event that we are unable to raise sufficient additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business.

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

No revenue generated from operations.

We have not generated any revenues from operations. Our net loss for the fiscal year ended June 30, 2024 totaled $8.06 million. We have incurred losses in the past, and we will likely continue to incur losses in the future. Even if our drilling programs identify gold, silver or other mineral deposits, there can be no assurance that we will be able to commercially exploit these resources, generate any revenues or generate sufficient revenues to operate profitably.

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

Assuming no adverse developments outside of the ordinary course of business, our exploration and development budget will be approximately up to $1.8 million for the next twelve months. Exploration will be funded by our available cash reserves and future issuances of common stock, warrants or units. Our exploration program may vary significantly from what we have budgeted depending upon the results we achieve. Even if we identify mineral reserves which have the potential to be commercially developed, we will not generate revenues until such time as we undertake mining operations. Mining operations will involve a significant capital infusion. Mining costs are speculative and dependent on a number of factors including mining depth, terrain and necessary equipment. We do not believe that we will have sufficient funds to implement mining operations without additional capital raises of debt and or equity or without a joint venture partner, of which there can be no assurance.

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

As of June 30, 2024, we have $15 million in outstanding indebtedness in the form of a convertible debenture. Our ability to repay the outstanding debt on at maturity will depend on the Company having sufficient cash on hand. We could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We cannot predict whether we would be able to refinance debt, issue equity or debt securities or dispose of assets to raise funds on a timely basis or on satisfactory terms. In a rising interest rate environment, the costs of borrowing additional funds or refinancing outstanding indebtedness would also be expected to increase. We may not be able obtain proceeds in an amount sufficient to meet any debt service obligations when due.

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

None.

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
Other:
•
Certain royalty interests have been granted with respect to the Grassy Mountain Project
•
A security interest in the Grassy Mountain Project has been granted in favor of Sprott as holder of the Debenture

Property:	Sleeper Gold
Stage:	Exploration

Location:	Nevada
Ownership:	100%
Titles and Mining Claims:	2474 unpatented lode claims (approximately 44,917 acres)
Key Permit Conditions:	BLM administered land. Plan of Operations and other required State permits in place for exploration.
Mine Type:	Open Pit Heap Leach
Commodity:	Gold, Silver
Mineralization Styles:	Low Sulfidation, Vein
Other:	• Certain royalty interests have been granted with respect to the Sleeper Gold Project • A security interest in the Sleeper Gold Project has been granted in favor of Sprott as holder of the Debenture

Summary Gold Mineral Resources as of June 30, 2024(1,2,4,9):

	Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)

United States
Grassy Mountain 3, 5,	21,153	0.017	363	12,902	0.030	392	34,055	0.022	755	1,151	0.037	42
Sleeper [6,7,8]	5,403	0.016	85	174,535	0.010	1,812	179,938	0.011	1,897	132,176	0.009	1,214
Total	26,556	0.017	448	187,437	0.012	2,204	213,993	0.012	2,652	133,327	0.009	1,256

Summary of Silver Mineral Resources as of June 30, 2024(1,2,4,9):

	Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)

United States
Grassy Mountain 3, 5,	21,153	0.072	1,529	12,902	0.115	1,480	34,055	0.088	3,009	1,151	0.109	126
Sleeper [6,7,8]	5,403	0.105	570	174,535	0.118	20,661	179,938	0.118	21,231	132,176	0.071	9,454
Total	26,556	0.079	2,099	187,437	0.118	22,141	213,993	0.113	24,240	133,327	0.071	9,580

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

Summary Gold Mineral Reserves as of June 30, 2024(1,2,3,4):

	Proven Mineral Reserves			Probable Mineral Reserves			Total Mineral Reserves
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)

United States
Grassy Mountain	260	0.18	47	1,652	0.20	333	1,911	0.20	380
Total	260	0.18	47	1,652	0.20	333	1,911	0.20	380

Summary Silver Mineral Reserves as of June 30, 2024(1,2,3,4):

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

Sprott Private Resource Streaming and Royalty (US Collector), LP

Debenture

Effective as of December 27, 2023, Paramount and its wholly owned subsidiary Calico, entered into a Secured Royalty Convertible Debenture (the “Debenture”) in favor of Sprott Private Resource Streaming and Royalty (US Collector), LP, as agent for itself and certain affiliates (collectively, “Sprott”). Pursuant to the Debenture, Sprott has advanced $15,000,0000 to Paramount, which will be used to fund the continued permitting of the proposed Grassy Mountain Gold Mine in eastern Oregon, for general corporate purposes and has been used for the repayment of the Company’s debt, including its 2019 secured convertible notes and its bridge promissory note in favor of Seabridge Gold Inc.

The Debenture carries an interest rate of 10% per annum, which, at Paramount’s discretion, is payable in cash or shares of its common stock at a 7% discount to the 10-day VWAP from the scheduled date of payment of interest. The Debenture may be repaid in cash or through the issuance of the Royalty (defined below) at the earlier of the commencement of commercial production or five (5) years from the Debenture closing date. The Debenture is convertible into a gross revenue royalty (the “Royalty) of 4.75% of the gold and silver produced from the proposed Grassy Mountain Gold Mine proportionate to the final amount of the funds that have been advanced upon reaching commercial production. If a Royalty is issued, Paramount has the option to buy back 50% of the Royalty by paying either $11.25 million on the second (2nd) anniversary of the Royalty or $12.375 million on the third (3rd) anniversary.

The Company’s obligations under the Debenture are secured by a pledge of the assets of the Company and its subsidiaries, including without limitation by deeds of trust with respect to the Grassy Mountain project and the Company’s Nevada property, Sleeper.

Right of First Refusal

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

Work Completed by Paramount

Since acquiring the Grassy Mountain Project interest in 2016, Paramount has conducted an exploration review of the available project data, helicopter-borne aeromagnetic and radiometric and CSAMT ground geophysical surveys, drilling, Mineral Resource and Mineral Reserve estimation, baseline environmental studies, and mining studies.

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

In November of 2023, DOGAMI issued a Notice to Proceed which deemed Paramount's CPA complete and initiated the preparation of the State of Oregon's Environmental Evaluation.

In March of 2024, the BLM issued the Notice of Intent which initiated the EIS process under the National Environmental Policy Act.

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

A summary of the forecast project economics are as follows:

Area	Item	Units	LOM Total/Avg.
General	Gold price	US$/oz	1,750
	Silver price	US$/oz	22.00
	Mine life	years	7.75
	Total mill feed tons	tons x 1,000	2,070
Production (gold)	Mill head grade Au	oz/ton	0.19
	Mill recovery rate Au	%	92.78%
	Total mill ounces recovered Au	oz x 1,000	361.8
	Total average annual production Au	oz x 1,000	46.6

Area	Item	Units	LOM Total/Avg.
General	Gold price	US$/oz	1,750
Production (silver)	Mill head grade Ag	oz/ton	0.28
	Mill recovery rate Ag	%	73.46%
	Total mill ounces recovered Ag	oz x 1,000	424.8
	Total average annual production Ag	oz x 1,000	54.5
Operating Costs	Mining cost	US$/ton milled	67.29
	Processing cost	US$/ton milled	33.92
	G&A cost	US$/ton milled	16.57
	Total operating costs	US$/ton milled	117.78
	Refining cost Au	US$/oz	5.00
	Refining cost Ag	US$/oz	0.50
	*Cash costs net of by-products	US$/oz Au	680.97
	**AISC net of by-products	US$/oz Au	815.09
Capital Costs	Initial capital	US$ M	136.2
	Sustaining capital	US$ M	36.1
	Closure costs	US$ M	12.4
Financials(pre-tax)	Pre-tax NPV, 5%	US$ M	134.9
	Pre-tax IRR	%	24.22%
	Pre-tax Payback	years	3.32
Financials(post-tax)	Post-tax NPV, 5%	US$ M	114.1
	Post-tax IRR	%	22.54%
	Post-tax Payback	years	3.32

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

As of June 30, 2024, the net book value of the Grassy Mountain Property was approximately $23.2 million.

Grassy Mountain Property Summary of Mineral Resources at the End of June 30, 2024 and June 2023

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

Grassy Mountain Property Summary of Mineral Reserves at the End of June 30, 2024 and 2023

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

Sprott holds Deeds of Trust over the Sleeper claims securing the Debenture.

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

As of June 30, 2024, the net book value of the Sleeper Gold Property was approximately $25.6 million.

Note to Reader: Based on the assessment of the QPs and the Company it was determined that there were no material changes to the Sleeper Gold Property that required an updated Sleeper Technical Report Summary.

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

For more information for mineral resource estimate, see Exhibit 96.2 section 11.8, the Technical Report Summary on the Sleeper Gold Project, Nevada, U.S.A. ("Sleeper TRS") prepared for the Company by QP, RESPEC Company LLC with an effective date of June 30, 2023.

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

Reclamation

Paramount is responsible for managing the reclamation activities from the previous mine operations at the Sleeper Gold Mine as directed by the BLM and the Nevada State Department of Environmental Protection ("NDEP"). Under the filed BLM Plan of Operations (“PoO”) and reclamation permit a surety bond in the amount of $4 million has been posted as financial security to ensure that required reclamation activities are fulfilled. The surety bond for the Sleeper mine reclamation activities has been posted on behalf of the Company by an insurance company and forms a part of the Company’s comprehensive insurance program. The insurance policy, which is in effect until 2033, covers reclamation costs up to an aggregate of $25 million. The Company periodically submits updates to its Reclamation Cost Estimate (“RCE”) to the BLM to account for completed reclamation work or new reclamation requirements. As of September 2020, the Company’s RCE submitted in October 2019 was accepted by the BLM and the posted surety bond was deemed sufficient. For the fiscal year ended June 30, 2024, at the request of NDEP, the Company completed the conversion of several collection ponds to evaporation cells and as a result the Company expects to file a revised RCE in the second half of calendar 2024 with the BLM. The revised RCE will incorporate the significant reclamation work that has been completed by the Company over the past several years. The Company expects that the revised RCE will reduce the overall expenditures required to fully reclaim the project site.

In addition to the BLM reclamation requirements, the Company is required to satisfy the State of Nevada’s reclamation requirements under various permits it holds for the Sleeper Gold Project.

Summary of Sleeper Gold Property Mineral Resources at the End of June 30, 2024 and 2023

Gold (Au) (1,2,3,4,5,6,7)

	Tons (000s)	Grade (oz./ton)	Ounces (000s)

Measured mineral resources	5,403	0.016	85
Indicated mineral resources	174,535	0.010	1,812
Measured + Indicated mineral resources	179,938	0.011	1,897
Inferred mineral resources	132,176	0.009	1,214

Silver (Ag) (1,2,3,4,5,6,7)

	Tons (000s)	Grade (oz./ton)	Ounces (000s)

Measured mineral resources	5,403	0.105	570
Indicated mineral resources	174,535	0.118	20,661
Measured + Indicated mineral resources	179,938	0.118	21,231
Inferred mineral resources	132,176	0.071	9,454

1.
The estimate of mineral resources was done by RESPEC Company LLC in metric tonnes. All prices and costs are in US dollars.
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

	High	Low
Year Ended June 30, 2024
First Quarter	$0.35	$0.27
Second Quarter	$0.42	$0.27
Third Quarter	$0.42	$0.30
Fourth Quarter	$0.69	$0.40
Year Ended June 30, 2023
First Quarter	$0.49	$0.28
Second Quarter	$0.42	$0.29
Third Quarter	$0.43	$0.29
Fourth Quarter	$0.42	$0.24

HOLDERS

As of September 14, 2024, there were 109 registered shareholders of our common stock.

DIVIDENDS

We currently do not anticipate paying cash dividends for the foreseeable future.

RECENT SALE OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

During the year-ended June 30, 2024, we issued 1,111,571 shares of common stock for payment of interest accrued and owing on our outstanding 2019 Convertible Notes and 2,031,232 shares of common stock for payment of interest accrued and owing on our outstanding Secured Royalty Convertible Debenture. In issuing the foregoing securities, we relied on the exemptive provisions of Section 4(a)(2) of the Securities Act and Rule 506 thereunder.

EQUITY COMPENSATION PLAN

Set out below is information as of June 30, 2024 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance under our Equity Incentive Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and RSUs	Weighted- average exercise price per share of outstanding options and RSUs	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,130,000	$1.05	1,094,000
Equity compensation plans not approved by security holders	—	$—	—
TOTAL	3,130,000		1,094,000

As of June 30, 2024, 1,725,000 restricted share units ("RSUs") were outstanding and 1,405,000 stock options were outstanding under our Equity Incentive Plans to acquire 3,130,000 Common Shares.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns both exploration and development stage projects in the states of Nevada and Oregon. We enhance the value of our projects by implementing exploration and engineering programs that are likely to expand and upgrade known mineral resources to mineral reserves. To further advance our projects towards the production decision, we manage the completion of the appropriate technical studies including feasibility studies and undertake permitting processes with the relevant local, state and federal regulators. The following discussion updates our outlook and plan of operations for the foreseeable future. It also analyzes our financial condition and summarizes the results of our operations for the years ended June 30, 2024 and 2023 and compares each year’s results to the results of the prior year.

Operating Highlights:

During the fiscal year-ended June 30, 2024, the Company conducted several exploration programs and continued with its permitting at its Grassy Mountain Project. Highlights include:

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

Comparison of Operating Results for the year ended June 30, 2024 as compared to June 30, 2023

Results of Operations

We did not earn any revenue from mining operations for the years ended June 30, 2024 and 2023. During the year ended June 30, 2024, we completed various activities and milestones as described above in operating highlights. Other normal course of business activities included filing annual mining claim fees with the BLM and reclamation work at the Sleeper mine site.

Net Loss

Our net loss for the year ended June 30, 2024 was $8,056,445 compared to a net loss of $6,450,531 in the previous year. The increase of approximately 25% is fully described below. We will continue to incur losses for the foreseeable future as we continue with our planned exploration and development programs.

Expenses

Exploration, Development and Reclamation and Land Holding Costs

For the year ended June 30, 2024, exploration and development expenses were $2,061,618 compared to $2,423,556 in the prior year. This represents a decrease of 15% or $361,938 which was mainly due to the Company focusing on permitting activities at Grassy Mountain and not performing significant exploration activity at the Sleeper Gold Project. Expenses related to our exploration or development activities are generally not comparable from period to period as activities will vary based on several factors. At Grassy Mountain, the Company continued with permitting activities with state and federal permitting agencies. These expenses totaled $1,613,551. At Sleeper, exploration activities included various activities including general site maintenance and activities to keep the mining claims in good standing. Total exploration expenses at Sleeper were $448,067.

For the year ended June 30, 2023, at Grassy Mountain the Company continued with permitting activities with state and federal permitting agencies and completed a TRS on the property. These expenses totaled $1,466,402. At Sleeper, the Company has re-assayed historical drill holes, digitized and re-verified its geological database and completed a TRS on the property for expenses totaling $957,154.

For the year ended June 30, 2024, reclamation expenses at the Sleeper Gold Project were $2,605,799 compared to $172,153 in the prior year. This represents an increase of 1414% or $2,433,646. A significant amount of these reclamation expenses were related to the Company completing the conversion of several historical collection ponds at the past producing mine site to E-Cell conversion ponds.

For the year ended June 30, 2024, land holding costs increased by $15,013 or by 2% from the prior year of $632,484 to $647,497. The increase is primarily due to an increase in the professional fees incurred to file and maintain the mining claims with the BLM and respective counties.

Salaries and Benefits

For the year ended June 30, 2024, salary and benefits were $1,505,912 compared to $1,238,895 in the prior year. This represents an increase of 22% or $267,017. Salary and benefits are comprised of cash and stock-based compensation of the Company’s executive and corporate administration teams. The increase reflects increases in base salaries, higher cash bonuses netted against lower equity based compensation recorded in the current year compared to the previous comparable year. Included in the salary and benefits expense amount for the year ended June 30, 2024 and 2023 was non-cash stock based compensation of $225,866 and $317,762 respectively.

Directors’ Compensation

For the year ended June 30, 2024, directors’ compensation of $199,590 increased from $143,192 from the prior year ended June 30, 2023. The increase of 39% or $56,398 is due to higher annual cash retainers and higher equity based compensation recorded in the current year-ended June 30, 2024.

Professional Fees and General and Administration

For the year ended June 30, 2024, professional fees were $337,628 compared to $377,822 in the prior year. This represents a decrease of 11% or $40,194. The decrease is due to one-time consulting and legal fees incurred over the previous period. Professional fees included legal, advisory and consultant expenses incurred on corporate and operational activities on a period-by-period basis.

For the year ended June 30, 2024, general and administration expenses decreased by 11% to $688,537 from $774,817 in the prior year. The decrease is mostly due to lower insurance expenses. In general, these expenses include travel, investor relations, office expenses and information technology costs.

Asset Retirement Obligation

For the year ended June 30, 2024, the Company's asset retirement obligation for the Sleeper Gold Project decreased to $2,270,288 from $4,436,902 from the prior year ended June 30, 2023. The net decrease of $2,166,614 was the result of settlements of $2,524,553 plus a downward revision in estimate of $84,295 offset by current year accretion of $442,234. The settlements were a result of the Company completing pond conversions as required by NDEP and the costs were reimbursed by the insurance policy held by the Company for government mandated reclamation at the Sleeper Gold Project.

Liquidity and Capital Resources

Operating, Investing and Financing Activities

At June 30, 2024, we had cash and cash equivalents of $5,423,059 compared to $824,920 as at June 30, 2023. In May 2024, the Company continued with an established “at the market” equity offering program (“ATM”) with Cantor Fitzgerald & Co. and

A.G.P/Alliance Global Partners to proactively increase financial flexibility. During the fiscal year ended June 30, 2024, the Company issued 6,379,754 shares (2023- 6,996,054 shares) for net proceeds of $1,923,120 (2023 -$2,219,796) under the program.

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

The main uses of cash were comprised of the following material amounts:

•
Cash used to fund our operations, which included general and administration expenses, land holding costs, exploration and development programs at our mineral properties, of $5,409,347.

In addition to cash used in operating activities, the Company used and received cash as follows:

•
Cash used to purchase mining claims and increase reclamation bonds of $100,000;
•
Cash received from equity financings and issuance of note payable of $10,107,486 net of debt repayments and debt issuance costs.

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

We anticipate our twelve-month cash expenditures for our fiscal year ending June 30, 2025 to be as follows:

•
$4.0 million on corporate, land claim maintenance and general expenses

For discretionary exploration and development, subject to available cash on hand and additional share issuances, we are budgeting the following amounts:

•
$1.8 million on the Grassy Mountain Project state and federal permitting activities

For the planned reclamation activities required by state and federal regulators at Sleeper, the Company expects that these expenditures will be reimbursed by insurance proceeds. For any interest that accrues and is owing on the outstanding Debenture, the Company expects to elect to pay the quarterly interest payment in shares of its Common Stock.

Subsequent to September 26, 2024, the Company expects to fund operations as follows:

•
Existing cash on hand and working capital.
•
The existing ATM with Cantor Fitzgerald & Co. and A.G.P/Alliance Global Partners.
•
Insurance proceeds to fund reclamation and environmental obligations at its Sleeper Gold Project.
•
Equity financings and sale of royalties.

Historically, we have been successful in accessing capital through equity and debt financing arrangements or by the sale of royalties on our mineral properties, no assurance can be given that additional financing will be available to it in amounts sufficient to meet our needs, or on terms acceptable to the Company. In the event that we are unable to obtain additional capital or financing, our operations, exploration and development activities will be significantly adversely affected. The continuation of the Company as a going concern is dependent on having sufficient capital to maintain our operations. In considering our financing plans, our current working capital position and our ability to reduce operating expenses the Company believes there is substantial doubt about its ability to continue as a going concern twelve months after the date that our financial statements are issued.

Critical Accounting Policies and Estimates

Management considers the following policies to be most critical in understanding the judgments that are involved in preparing the Company’s consolidated financial statements and the uncertainties that could impact the results of operations, financial condition and cash flows. Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. Management believes the Company’s critical accounting policies are those related to mineral property acquisition costs, exploration and development costs and debt and derivative liability accounting.

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

Convertible debt and derivative liabilities

We account for the royalty convertible debenture in accordance with Accounting Standards Codification ("ASC") 815, Derivatives and Hedging. The embedded conversion features are assessed to determine whether they meet the criteria for separate accounting as derivatives. If so, they are bifurcated and recorded at fair value with changes in fair value recognized in our Statement of Operations and the remaining value allocated to the royalty convertible debenture net the unamortized debt issuance costs. The determination of fair value involves the use of estimates, assumptions, and valuation models, including but not limited to discounted cash flow analysis and option pricing models. These estimates and assumptions may include, but are not limited to, future interest rates, volatility of gold and silver prices, and credit spreads. Changes in these inputs could result in significant adjustments to the fair value of our derivatives and may impact our financial results.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework. Based on this assessment, our management concluded that, as of June 30, 2024, our internal control over financial reporting is effective based on those criteria.

Because we are a smaller reporting company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are a smaller reporting company.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the year ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in the Company’s 2024 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2024 (the “2024 Proxy Statement”) and is hereby incorporated by reference thereto.

Item 11. Executive Compensation.

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2024 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2024 and is hereby incorporated by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2024 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2024 and is hereby incorporated by reference thereto.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2024 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2024 and is hereby incorporated by reference thereto.

Item 14. Principal Accounting Fees and Services.

The information required by Item 9(e) of Schedule 14A will be filed in the Company’s 2024 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended June 30, 2024 and is hereby incorporated by reference thereto. The Company's independent registered public accounting firm is Moss Adams LLP, Denver, CO, PCAOB ID: 659.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following report and financial statements are filed together with this Annual Report:
(1)
Audited Consolidated Financial Statements of Paramount Gold Nevada Corp.

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2024 and 2023

Consolidated Statements of Operations for the years ended June 30, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended June 30, 2024 and 2023

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2024 and 2023

Notes to Consolidated Financial Statements

(b)
Index to Exhibits

Exhibit Number	Description
1.1

Controlled Equity OfferingSM Sales Agreement, dated as of March 22, 2024, by and between Paramount Gold Nevada Corp., Cantor Fitzgerald & Co. and A.G.P./Alliance Global Partners (Incorporated herein by reference to Exhibit 1.1 to Current Report on Form 8-K of the Company filed on March 22, 2024)

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

3.1	Certificate of Amended and Restated Articles of Incorporation.[2]
3.2	Amended and Restated Bylaws.[2]
3.3*	Certificate of Amendment to Amended and Restated Articles of Incorporation as of December 22, 2020
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	2015 Stock Incentive and Equity Compensation Plan.[2]
10.2	2016 Stock Incentive and Equity Compensation Plan (Incorporated herein by reference to Exhibit 1 to Definitive Proxy Statement on Schedule 14A of the Company filed on October 26, 2024)
10.3	Employment Agreement dated October 26, 2015 between Company and Glen Van Treek (Incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K of the Company filed on October 26, 2015)
10.4	Employment Agreement dated October 26, 2015 between Company and Carlo Buffone (Incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K of the Company filed on October 26, 2015)
10.5	Amended Employment Agreement Glen Van Treek dated August 10, 2016 (Incorporated herein by reference to exhibit 10.1 to Current Report on Form 8-K of the Company filed on August 12, 2016)
10.6	Amended Employment Agreement Carlo Buffone dated August 10, 2016 (Incorporated herein by reference to exhibit 10.2 to Current Report on Form 8-K of the Company filed on August 12, 2016)
10.7

Secured Royalty Convertible Debenture, dated December 27, 2023, by the Company and Calico in favor of Sprott Private Resource Streaming and Royalty (US Collector), LP, as agent. (Incorporated herein by reference to exhibit 10.1 to Current Report on Form 8-K of the Company filed on January 3, 2024)

10.8

Mining ROFR Option to Purchase Agreement, dated December 27, 2023, by the Company and Calico in favor of Sprott Private Resource Streaming and Royalty (US Collector), LP (Incorporated herein by reference to exhibit 10.2 to Current Report on Form 8-K of the Company filed on January 3, 2024)

21.1*	List of subsidiaries.
23.1*	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
23.2*	Consent of Qualified Person for Technical Report Summary for the Grassy Mountain Project - Ausenco Engineering Canada Inc.
23.3*	Consent of Qualified Person for Technical Report Summary for the Grassy Mountain Project - Arrowhead Underground LLC
23.4*	Consent of Qualified Person for Technical Report Summary for the Grassy Mountain Project - Geotechnical Mine Solutions
23.5*	Consent of Qualified Person for Technical Report Summary for the Grassy Mountain Project - RESPEC Company LLC
23.6*	Consent of Qualified Person for Technical Report Summary for the Grassy Mountain Project - SLR International Corporation
23.7*	Consent of Qualified Person for Technical Report Summary for the Grassy Mountain Project - WSP USA Inc.
23.8*	Consent of Qualified Person for Technical Report Summary for the Sleeper Gold Project - RESPEC Company LLC
23.9*	Consent of Qualified Person for Technical Report Summary for the Sleeper Gold Project - Woods Process Services LLC
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

97.1*	Compensation Recovery Policy effective December 13, 2023.
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Paramount Gold Nevada Corp.

Date: September 26, 2024	By:	/s/ Rachel Goldman
Rachel Goldman
(Director and CEO)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rachel Goldman	Director and CEO (Principal Executive Officer)	September 26, 2024
Rachel Goldman

/s/ Carlo Buffone	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 26, 2024
Carlo Buffone

/s/ Glen Van Treek	Director, President and Chief Operating Officer	September 26, 2024
Glen Van Treek

/s/ Rudi Fronk	Director	September 26, 2024
Rudi Fronk

/s/ John Carden	Director	September 26, 2024
John Carden

/s/ Eliseo Gonzalez-Urien	Director	September 26, 2024
Eliseo Gonzalez-Urien

/s/ Christopher Reynolds	Director	September 26, 2024
Christopher Reynolds

/s/ Pierre Pelletier	Director	September 26, 2024
Pierre Pelletier

/s/ Samantha Espley	Director	September 26, 2024
Samantha Espley

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Paramount Gold Nevada Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paramount Gold Nevada Corp. (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has not generated revenues or cash flows from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

As described in Note 7 to the consolidated financial statements, effective December 27, 2023, the Company closed on a Secured Royalty Convertible Debenture (the “Debenture”) with Sprott Private Resource Streaming and Royalty (US Collector), LP (“Sprott”) for $15,000,000. The Debenture may be repaid in cash or is convertible into a gross revenue royalty (the “Royalty") of 4.75% of the gold and silver produced from the proposed Grassy Mountain Gold Mine. If the Royalty is issued, Paramount has the option to buy back 50% of the Royalty by paying either $11.25 million on the second (2nd) anniversary of the Royalty or $12.375 million on the third (3rd) anniversary. The Company has accounted for the Royalty Conversion Option and related Buyback Provision as an embedded derivative in accordance with Accounting Standards Codification (ASC) 815 and recorded the derivative as a separate liability at fair value.

We identified management’s estimate of the fair value of the embedded derivative feature as a critical audit matter. The fair value was based on level 3 fair value inputs. Given the significant judgment in the determination of fair value of the embedded conversion feature, a high degree of auditor judgment and increased extent of effort was required, including the need to involve our valuation specialists, when performing audit procedures to evaluate whether the fair value of the embedded conversion feature was appropriately valued.

The primary procedures we performed to address this critical audit matter included:

•
We tested the Company’s process used to develop the estimate, including:

o
Gaining an understanding of the methodology used by management and testing the key inputs into the Black-Scholes model, specifically the present value of the royalty stream.

o
Involving a valuation professional with specialized skills and knowledge to assist in evaluating the valuation methodology and underlying inputs, including performing a recalculation of the fair value.

•
Performing the following procedures over the Company’s specialist:

o
Evaluating the professional qualifications of the Company’s specialist in determining that the specialist possessed the necessary knowledge, skills and ability and assessing the relationship of the specialist to the Company.

o
Obtaining an understanding of the nature of the work performed, including the objectives and scope of the specialist’s work and the methods and assumptions used as well as the relevance and reliability of the specialist's work and its relationship to the relevant assertions.

/s/ Moss Adams LLP

Denver, Colorado

September 26, 2024

We have served as the Company’s auditor since 2022.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Balance Sheets

as of June 30, 2024 and 2023

	June 30, 2024	June 30, 2023
Assets
Current Assets
Cash and cash equivalents	$5,423,059	$824,920
Prepaid expenses and deposits	1,319,743	1,472,286
Total Current Assets	6,742,802	2,297,206
Non-Current Assets
Mineral properties	49,069,413	51,458,261
Reclamation bonds	546,176	546,176
Property and equipment	3,221	4,579
Total Non-Current Assets	49,618,810	52,009,016
Total Assets	$56,361,612	$54,306,222
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$563,806	$937,219
Reclamation and environmental obligation, current portion	120,000	2,560,515
2019 convertible notes	—	3,614,465
2019 convertible notes, related parties	—	658,363
Notes payable, related party	—	1,579,397
Total Current Liabilities	683,806	9,349,959
Non-Current Liabilities
Debt liability of royalty convertible debenture, net	11,456,523	—
Derivative liability of royalty convertible debenture	3,642,105	—
Deferred tax liability	273,450	240,043
Reclamation and environmental obligation, non-current portion	2,150,288	1,876,387
Total Non-Current Liabilities	17,522,366	2,116,430
Total Liabilities	18,206,172	11,466,389
Commitments and Contingencies (Note 14)
Stockholders' Equity
Common stock, par value $0.01, 200,000,000 authorized shares, 65,044,305 issued and outstanding at June 30, 2024 and 200,000,000 authorized shares, 54,812,248 issued and outstanding at June 30, 2023	650,444	548,124
Additional paid in capital	119,883,235	116,613,503
Accumulated deficit	(82,378,239)	(74,321,794)
Total Stockholders' Equity	38,155,440	42,839,833
Total Liabilities and Stockholders' Equity	$56,361,612	$54,306,222

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Operations

for the Years ended June 30, 2024 and 2023

	Year Ended June 30,
	2024	2023

Expenses
Exploration and development	$2,061,618	$2,423,556
Reclamation	2,605,799	172,153
Land holding costs	647,497	632,484
Professional fees	337,628	377,822
Salaries and benefits	1,505,912	1,238,895
Directors' compensation	199,590	143,192
General and administrative	688,537	774,817
Accretion	442,234	446,245
Total Expenses	8,488,815	6,209,164
Net Loss Before Other Expense	8,488,815	6,209,164
Other Expense (Income)
Other income	(2,511,660)	(184,059)
Change in derivative liability on royalty convertible debenture	881,727	—
Interest and service charges	1,164,156	463,010
Net Loss before Income Taxes	8,023,038	6,488,115
Income Taxes
Deferred tax expense (benefit)	33,407	(37,584)
Net Loss	$8,056,445	$6,450,531

Loss per Common Share
Basic and diluted	$0.13	$0.13

Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic and diluted	59,891,837	48,695,858

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Stockholders’ Equity

for the Years ended June 30, 2024 and 2023

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2023	54,812,248	$548,124	$116,613,503	$(74,321,794)	$42,839,833
Stock based compensation	709,500	$7,095	$324,000	—	331,095
Capital issued for financing	6,379,754	63,798	1,859,322	—	1,923,120
Capital issued for payment of interest	3,142,803	31,427	1,086,410	—	1,117,837
Net loss	—	—	—	(8,056,445)	(8,056,445)
Balance at June 30, 2024	65,044,305	650,444	119,883,235	(82,378,239)	38,155,440

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2022	46,591,081	$465,912	$113,805,101	$(67,871,263)	$46,399,750
Stock based compensation	425,500	4,255	345,737	—	349,992
Capital issued for financing	6,996,054	69,961	2,149,835	—	2,219,796
Capital issued for payment of interest	799,613	7,996	312,830	—	320,826
Net loss	—	—	—	(6,450,531)	(6,450,531)
Balance at June 30, 2023	54,812,248	548,124	116,613,503	(74,321,794)	42,839,833

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Cash Flows

for the Years ended June 30, 2024 and 2023

	Year Ended June 30,
	2024	2023
Net Loss	$(8,056,445)	$(6,450,531)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,358	1,934
Stock based compensation	331,095	349,992
Amortization of debt issuance costs	91,874	51,018
Non-cash interest expense	964,069	240,702
Accretion expense	442,234	446,245
Settlement of asset retirement obligations	(120,000)	(120,001)
Change in reclamation bonds accounts	—	(1,200)
Change in derivative liability	881,727	—
Deferred tax expense (benefit)	33,407	(37,584)
Effect of changes in operating working capital items:
Change in prepaid expenses	152,543	(191,391)
Change in accounts payable	(131,209)	458,484
Cash used in operating activities	(5,409,347)	(5,252,332)
Cash flows from investing activities:
Increase of reclamation bond	—	(46,700)
Purchase of mineral properties	(100,000)	(80,000)
Cash used in investing activities	(100,000)	(126,700)
Cash flows from financing activities
Capital issued for financing, net of share issuance costs	1,923,120	2,219,796
Proceeds from royalty convertible debenture	15,000,000	—
Royalty convertible debenture issuance costs	(870,111)	—
Repayment of 2019 convertible notes	(4,277,690)	—
Proceeds from notes payable, related parties	—	1,500,000
Repayment of notes payable, related parties	(1,667,833)	—
Cash provided by financing activities	10,107,486	3,719,796

Change in cash during period	4,598,139	(1,659,236)
Cash at beginning of period	824,920	2,484,156
Cash at end of period	$5,423,059	$824,920

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents. The Company maintains cash in accounts which may, at times, exceed federally insured limits. At June 30, 2024 and 2023, the Company had $5.2 million and $0.6 million, respectively, of balances in excess of federally insured limits. The Company deposits its cash with financial institutions which it believes have sufficient credit quality to minimize the risk of loss.

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

Stock Based Compensation

Stock-based compensation cost is measured at the grant date and based on the calculated fair value of the award. For grants to employees an expense is recognized over the employee’s requisite service period (generally the vesting period of the equity grant) using the graded vesting method. For grants to non-employees, an expense is recognized when the good or service is received.

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

The Company assesses the carrying value of mineral properties for whenever information or events indicate the potential for impairment. This would include our inability to obtain all the necessary regulatory permits to build and operate mines related to our mineral properties, government actions, the results of exploration activities and technical evaluations and changes in key economic conditions such as the price of gold and silver or key inputs to the building and operating of a mine including initial capital, yearly production levels and operating expenses. We compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis. The undiscounted cash flows are based on the amounts we expect to receive from the sale of gold and silver produced from the mine, the level of operating expenses we expect to incur to produce the gold and silver that is recovered from the mineral deposit and the level of capital expected to build, operate and sustain the mine operations. If it is determined that the estimated future undiscounted cash flows are less than the carrying value of the property, a write-down to the estimated fair value will be reported in our Consolidated Statement of Operations for the period. There has been no impairment of our mineral properties for the fiscal years-ended June 30, 2024 and 2023.

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

For the years ended June 30, 2024 and 2023, the shares of common stock equivalents related to outstanding stock options, restricted share units and shares upon conversion of the 2019 notes have not been included in the diluted per share calculation as they are anti-dilutive as the Company has recorded a net loss from continuing operations for each year.

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

Note 2. Recent Accounting Guidance

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures. The ASU requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that adopting this update will have on its financial statement disclosures.

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

Subsequent to September 26, 2024, the Company expects to fund operations as follows:

•
Existing cash on hand and working capital.
•
The existing ATM with Cantor Fitzgerald & Co. and A.G.P/Alliance Global Partners.
•
Insurance proceeds to fund reclamation and environmental obligations at its Sleeper Gold Project.
•
Equity financings and sale of royalties.

At June 30, 2024, the Company’s cash balance was $5,423,059. During the month of December 2023, the Company entered into a Secured Royalty Convertible Debenture (the “Debenture”) (Note 6) in favor of Sprott Private Resource Streaming and Royalty (US Collector), LP, as agent for itself and certain affiliates (collectively, “Sprott”). Pursuant to the Debenture, Sprott advanced $15,000,000 to Paramount, which will be used to fund the continued permitting of the proposed Grassy Mountain Gold Mine and for general corporate purposes. Proceeds from the Debenture were also used for the repayment of the Company’s outstanding 2019 secured convertible notes and notes payable, related parties. After the repayment of debt and transaction costs the net proceeds available to the Company after the Sprott transaction were $8,369,602.

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

Our financial instruments include cash, accounts payable, accrued liabilities, notes payable, the royalty conversion option on the Debenture (see Note 7) and convertible debt. Due to their short maturity of our cash, accounts payable, notes payable and accrued liabilities, we believe that their carrying amounts approximate fair value as of June 30, 2024 and June 30, 2023.

The Company determined that the Royalty conversion feature (Note 7) embedded in the Debenture is required to be accounted for separately from the Debenture as a derivative liability and recorded at fair value and the remaining value allocated to the Debenture net the unamortized debt issuance costs. The derivative liability will be fair valued at each reporting period, with changes in fair value recorded as a gain or loss in the Consolidated Statement of Operations. During the year ended June 30, 2024, the fair value derivative liability increased by $881,727 and it was recorded in Other expenses on the Consolidated Statement of Operations.

As of June 30, 2024, the Royalty conversion feature is recorded at $3,642,105 (Initial Recognition -$2,760,378) and is valued based on Level 3 inputs. Several steps were used to calculate the fair value of the Royalty conversion feature on the Debenture. First, the gross revenue estimates from the Company's 2022 Technical Report Summary on the Grassy Mountain Project, Oregon U.S.A with an effective date of June 30, 2022 served as a basis for calculating the annual gross royalty amounts, utilizing the Royalty Agreement's royalty rate of 4.75% for the life of the mine The annual royalty amounts were discounted using a long term stock market rate of return of 10%. Second, a Black-Scholes model was used to calculate the fair value of the conversion option. The key assumptions in valuing the royalty conversion option derivative include:

	June 30, 2024	At Issuance Date
Cumulative present value of royalty stream	$15,188,299	$13,993,580
Conversion threshold is set as the value of the Debenture	$15,000,000	$15,000,000
Term in years	4.49	5
Volatility (A five year portfolio volatility of gold and silver, weighted by relative value in the project, is used as the historical volatility for the royalty stream)	16.65%	16.24%
Risk-Free Rate (Derived from a term-matched coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve)	4.27%	3.69%
Dividend yield[1]	0%	0%
1.
Dividend yield is set to 0% as no value of the royalty is lost given that production is assumed to begin in year 5

Note 5. Non-Cash Transactions

During the year-ended June 30, 2024, the Company issued 3,142,803 shares of Common Stock for payment of interest on its outstanding 2019 Convertible Notes and Royalty Convertible Debenture with a fair value of $1,117,837. The total amount of shares issued for the year ended June 30, 2024 were comprised of 1,111,571 shares issued for the 2019 Convertible Notes with a fair value of $342,837 and 2,031,232 shares issued for the Royalty Convertible Debenture with a fair value of $775,000. The Company also issued 709,500 shares of Common Stock under its equity compensation plans with a fair value of $254,688. Also during the year-ended June 30, 2024, expenses incurred for reclamation costs were settled directly by an insurance company in the amount of $2,501,780.

During the year-ended June 30, 2023, the Company issued 799,613 shares of Common Stock for payment of interest on its outstanding 2019 Convertible Notes with a fair value of $320,826. The Company also issued 425,500 shares of Common Stock under its equity compensation plans with a fair value of $142,650.

Note 6. Capital Stock

Authorized Capital

Authorized capital stock consists of 200,000,000 shares of Common Stock with par value of $0.01 per common share (2023 - 200,000,000 shares of Common Stock with par value $0.01 per common share).

During the year-ended June 30, 2024, the Company issued 6,379,754 shares for net proceeds of $1,923,120 through its at-the-market offering and issued 3,142,803 shares for the payment of accrued interest (Note 7) with a fair value of $1,117,837. The Company also issued 709,500 shares related to awards made under its equity compensation plans.

During the year-ended June 30, 2023, the Company issued 6,996,054 shares for net proceeds of $2,219,796 through its at-the market offering and issued 799,613 shares for payment of interest accrued and owing (Note 5 and Note 7) with a fair value of $320,826. The Company also issued 425,500 shares related to awards under its equity compensation plans.

Stock Options, Restricted Stock Units and Stock Based Compensation

Paramount’s 2015 and 2016 Stock Incentive and Compensation Plans, which are stockholder-approved, permits the grant of stock options, restricted stock units and stock to its employees and directors for up to 5.5 million shares of common stock.

Total stock-based compensation for the years-ended June 30, 2024 and 2023 were $331,095 and $349,992 respectively. Total stock-based compensation for the year-ended June 30, 2024 consists of the aggregate of stock-based compensation recorded for outstanding stock-option awards $4,899 (2023 - $24,467), restricted stock unit awards $292,827 (2023 - $303,025) and restricted stock grant awards $33,370 (2023 - $22,500).

Restricted Stock Grants

During the year-ended June 30, 2024, the Company granted and issued 94,000 shares (2023 -75,000) of Common stock under its equity compensation plan with a fair value of $33,370 (2023 - $22,500).

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

For the year-ended June 30, 2024 and 2023, the Company granted nil and 50,000 stock options to employees, directors and consultants, respectively.

For the year-ended June 30, 2024, share-based compensation expense relating to service conditions options and performance conditions options were $nil and $4,899, respectively (2023 - $12,021 and $12,446).

The fair value for these options was calculated using the Black-Scholes option valuations method. The weighted average assumptions used for the fiscal years ending June 30, 2024 and 2023 were as follows:

	Twelve Months Ended June 30, 2024	Twelve Months Ended June 30, 2023
Weighted average risk-free interest rate	N/A	2.79%
Weighted-average volatility	N/A	58%
Expected dividends	N/A	0
Weighted average expected term (years)	N/A	5
Weighted average fair value	N/A	$0.19

A summary of option activity under the Stock Incentive and Compensation Plan as of June 30, 2024 and 2023, and changes during the years ended June 30, 2024 and 2023 are presented below.

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2022	1,808,995	$1.14	2.42	$—
Granted	50,000	0.60	4.00	—
Exercised	—	—	—	—
Forfeited or expired	(453,995)	1.37	—	—
Outstanding at June 30, 2023	1,405,000	$1.05	2.06	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2024	1,405,000	$1.05	1.06	$—
Exercisable at June 30, 2024	946,664	$1.05	1.13	$—

A summary of the status of Paramount’s non-vested options as of June 30, 2024 and 2023 and changes during the years ended June 30, 2024 and 2023 are presented below.

Non-vested Options	Options	Weighted- Average Grant- Date Fair Value
Non-vested at June 30, 2022	657,333	$0.55
Granted	50,000	0.19
Vested	(95,002)	0.41
Forfeited or expired	(153,995)	0.82
Non-vested at June 30, 2023	458,336	$0.47
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Non-vested at June 30, 2024	458,336	$0.47

As of June 30, 2024 and 2023, there was $3,275 and $8,174 respectively of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the employee share option plan. This expense is expected to be recognized over a weighted-average period of 0.85 years. The total fair value of stock options vested during the years ended June 30, 2024 and 2023, was nil and $26,552 respectively.

Restricted Stock Units ("RSUs")

RSUs are awards for service and performance which upon vesting and settlement entitle the recipient to receive one common share of the Company's Common Stock for no additional consideration, for each RSU held.

During the year-ended June 30, 2024, the Company granted 1,360,000 RSUs (2023 - 630,000)

During the year-ended June 30, 2024, share-based compensation expenses related to service condition RSUs and performance condition RSUs was $191,136 and $101,691, respectively (2023 - $161,756 and $141,269)

A summary of RSUs activity is summarized as follows:

Restricted Share Unit Activity	Outstanding RSUs	Weighted average grant date fair value
Outstanding at June 30, 2022	701,000	$0.65
Granted	630,000	0.30
Vested	(350,500)	0.65
Forfeited	—	—
Outstanding at June 30, 2023	980,500	$0.43
Granted	1,360,000	0.28
Vested	(615,500)	0.42
Forfeited	—	—
Outstanding at June 30, 2024	1,725,000	$0.31

As of June 30, 2024 and 2023, there was approximately $250,221 and $170,404 of unamortized stock-based compensation expense related to outstanding RSUs. This expense is expected to be recognized over the remaining weighted-average vesting periods of 1.39 years.

Note 7. Debt

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

If the Royalty is issued, Paramount has the option to buy back 50% of the Royalty by paying either $11.25 million on the second (2nd) anniversary of the Royalty or $12.375 million on the third (3rd) anniversary. The Company’s obligations under the Debenture are secured by a pledge of the assets of the Company and its subsidiaries, including without limitation by deeds of trust with respect to the Grassy Mountain project and the Company’s Nevada property, Sleeper. The Company is required to maintain a positive cash balance at all times and shall maintain a positive adjusted working capital amount at the end of each fiscal quarter commencing with the fiscal quarter March 31, 2024. At June 30, 2024, Paramount was in compliance with these loan covenants.

The Company has accounted for the Royalty Conversion Option and related Buyback Provision as an embedded derivative in accordance with ASC 815 and recorded the derivative as a separate liability at fair value. The fair value of the derivative was $3,642,105 at June 30, 2024 and $2,760,378 at issuance December 27, 2023 (Note 4).

At June 30, 2024 and at issuance date of December 27, 2023, the Debenture consisted of the following:

	June 30, 2024	December 27, 2023

Debt liability of royalty convertible debenture before issuance costs	$12,239,622	$12,239,622
Less: unamortized issuance costs	(783,099)	(870,111)
Net debt liability of royalty convertible debenture	11,456,523	11,369,511
Derivative liability of royalty convertible debenture	3,642,105	2,760,378
	$15,098,628	$14,129,889

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

2019 Senior Secured Convertible Notes

	Debt
	June 30, 2024		June 30, 2023
	Current	Non-Current	Current	Non-Current
2019 Secured Convertible Notes	$—	—	$4,277,690	$—
Less: unamortized discount and issuance costs	—	—	(4,862)	—
	$—	$—	$4,272,828	$—

In September 2019, the Company completed a private offering of 5,478 Senior Secured Convertible Notes (“2019 Convertible Notes”) at $975 per $1,000 face amount due in September 2023. Each 2019 Convertible Note will bear an interest rate of 7.5% per annum, payable semi-annually. During the year ended June 30, 2023, the maturity of the 2019 Convertible Notes was extended to the earlier of September 30, 2024 or the date of funding of the transaction contemplated by a non-binding term sheet between the Company and Sprott Resource and Streaming Royalty Corp and the annual interest rate increased to 12% commencing on October 1, 2023. The effective interest rate of the 2019 Convertible Notes is 9.24%. The principal amount of the 2019 Convertible Notes was convertible at a price of $1.00 per share of Paramount common stock. Unamortized discount and issuance costs of $275,883 were amortized as an additional interest expense over the four-year term of the 2019 Convertible Notes. During the year-ended June 30, 2024, the Company amortized $4,862 (2023-$51,018) of discount and issuance costs. At any point after the second anniversary of the issuance of the convertible notes, Paramount could force conversion if the share price of its common stock remains above $1.75 for 20 consecutive trading days. The convertible notes were secured by a lien on all assets of the Company and the Company was required to maintain a cash balance of $250,000. During the fiscal year ended June 30, 2024, all 2019 Convertible Notes outstanding were repaid by the Company.

During the year-ended June 30, 2024, there were no notes converted to shares of Common Stock (2023 – NIL). Also during the year-ended June 30, 2024, the Company recorded interest expense of $325,283 (2023 - $325,283).

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

During the fiscal year ended June 30, 2024, an agreement between the Company and Seabridge was reached to extend the maturity of the Note to the earlier of November 30, 2023 or the date of funding of the transaction contemplated by a non-binding term sheet between the Company and Sprott Resource and Streaming Royalty Corp and increase the per annum interest rate of the Loan to 13% commencing on October 1, 2023.

During the fiscal year ended June 30, 2024, the Company repaid the balance of the loan including accrued interest in the amount of $1,667,833.

Note 9. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	June 30, 2024	June 30, 2023
Sleeper and other Nevada based Projects	$25,733,685	$28,172,533
Grassy Mountain and other Oregon based Projects	23,335,728	23,285,728
	$49,069,413	$51,458,261

Sleeper:

Sleeper is located in Humbolt County, Nevada approximately 26 miles northwest of the town of Winnemucca.

During the year-ended June 30, 2024, the Company recognized a decrease in the mineral properties for the Sleeper Gold Project due to a settlement and change of estimate of its reclamation and environmental obligation amounting to $2,488,848 (Note 10). For the year ended June 30, 2023, the Company recognized a decrease in mineral properties for the Sleeper Gold Project due to a change in estimate of its reclamation and environmental obligation amounting to $360,612 (Note 10).

Grassy Mountain:

The Grassy Mountain Project is located in Malheur County, Oregon, approximately 22 miles south of Vale, Oregon, and roughly 70 miles west of Boise, Idaho.

Other Oregon Based Projects :

During the year ended June 30, 2024, the Company made a payment to Nevada Select Royalty Inc. ("Nevada Select") in the amount of $50,000 (2023 - $50,000). See Note 14 for a description of the Frost Project.

Other Nevada Based Projects:

During the year ended June 30, 2024, the Company made a payment to Nevada Select in the amount of $50,000 (2023 - $30,000). See Note 14 for a description of the Bald Peak claims.

Impairment of Mineral Properties

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the year ended June 30, 2024 and

2023, no events or changes in circumstance are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no impairment was necessary.

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

The Company has posted several cash bonds as financial security to satisfy reclamation requirements for its BLM mining claims. The balance of posted cash reclamation bonds at June 30, 2024 is $546,176 (June 30, 2023 - $546,176).

Paramount is responsible for managing the reclamation activities from the previous mine operations at the Sleeper Gold Mine as directed by the BLM and the Nevada State Department of Environmental Protection (“NDEP”). Paramount has estimated the undiscounted reclamation costs for existing disturbances at the Sleeper Gold Project required by the BLM to be $3,725,110. These costs are expected to be incurred between the calendar years 2024 and 2060. At June 30, 2024, Paramount has also estimated undiscounted reclamation cost as required by the NDEP to be $2,301,259. These costs include on-going monitoring of ground water conditions at site. These costs are expected to be incurred between calendar years 2024 and 2039. The sum of expected costs by year are discounted using the Company’s credit adjusted risk free interest rate from the time it expects to pay the retirement to the time it incurs the obligation. The asset retirement obligation for the Sleeper Gold Project recorded on the balance sheet is equal to the present value of the estimated reclamation costs as required by both the BLM and NDEP.

The following variables were used in the calculation for the fiscal years ending June 30, 2024 and 2023:

	Year Ended June 30, 2024	Year Ended June 30, 2023
Weighted-average credit adjusted risk free rate	9.93%	9.93%
Weighted-average inflation rate	2.53%	2.49%

Changes to the Company’s asset retirement obligation for the Sleeper Gold Mine for the years ended June 30, 2024 and 2023 are as follows:

	Year Ended June 30, 2024	Year Ended June 30, 2023
Balance at beginning of period	$4,436,902	$4,475,270
Accretion expense	442,234	446,245
Additions and change in estimates	(84,295)	(364,612)
Settlements	(2,524,553)	(120,001)
Balance at end of period	$2,270,288	$4,436,902

During the year ended June 30, 2024 and 2023, changes in estimates and settlements for the reclamation and environmental obligation totaled $2,608,848 and $484,613, respectively. For settlements that have no benefit to future mining operations, the corresponding amount recorded in mineral properties are written off (Note 9). The balance of the reclamation and environmental obligation of $2,270,288 (2023 - $4,436,902) is comprised of a current portion of $120,000 (2023 - $2,560,515) and a non-current portion of $2,150,288 (2023 - $1,876,387).

Note 11. Other Income

The Company’s other income details were as follows:

	Year Ended June 30, 2024	Year Ended June 30, 2023
Reimbursement of reclamation costs	$2,501,780	$178,084
Leasing of water rights to third party	6,095	5,975
Restitution payment	3,785	—
Total	$2,511,660	$184,059

Note 12. Segmented Information

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses by material project for the year ended June 30, 2024:

	Exploration and Development Expenses	Reclamation Expenses	Land Holding Costs
	Year Ended June 30, 2024	Year Ended June 30, 2024	Year Ended June 30, 2024
Sleeper Gold Project and other Nevada based Projects	$448,067	$2,605,799	$490,184
Grassy Mountain Project and other Oregon based Projects	1,613,551	—	157,313
	$2,061,618	$2,605,799	$647,497

Expenses by material project for the year ended June 30, 2023:

	Exploration and Development Expenses	Reclamation Expenses	Land Holding Costs
	Year Ended June 30, 2023	Year Ended June 30, 2023	Year Ended June 30, 2023
Sleeper Gold Project and other Nevada based Projects	$957,154	$172,153	$478,971
Grassy Mountain Project and other Oregon based Projects	1,466,402	—	153,513
	$2,423,556	$172,153	$632,484

Carrying values of mineral properties by material projects:

`	As of June 30, 2024	As of June 30, 2023
Sleeper Gold Project and other Nevada based Projects	$25,733,685	$28,172,533
Grassy Mountain Project and other Oregon based Projects	23,335,728	23,285,728
	$49,069,413	$51,458,261

Additional operating expenses incurred by the Company are treated as corporate overhead with exception of accretion expense which is discussed in Note 10.

Note 13. Income Taxes

At June 30, 2024, the Company has net operating loss carry forwards of $38,219,334 (2023- $38,219,334) expiring between the years 2024 and 2038 which are available to reduce future taxable income. Tax losses incurred after June 30, 2018 of $35,736,884 (2023 - $30,375,155) may be carried forward indefinitely. The tax effects of the significant components within the Company’s deferred tax asset (liability) at June 30, 2024 and 2023 are as follows:

United States	2024	2023
Mineral properties	$308,364	$(571,685)
Asset retirement obligation	476,760	931,750
Fixed assets	752	805
Derivatives	185,163	—
Stock options	628,667	613,880
Other	2,100	2,100
Net operating losses	15,534,237	14,408,273
	$17,136,043	$15,385,123
Valuation allowance	(17,409,493)	(15,625,166)
Mineral properties	$(273,450)	$(240,043)
Net deferred tax asset	$—	$—

The income tax recovery differs from the amounts computed by applying statutory tax to pre-tax losses as a result of the following:

	2024	2023
Loss before taxes	$(8,023,038)	$(6,488,115)
US Statutory tax rate	21.00%	21.00%
Expected income recovery	(1,684,838)	(1,362,504)
Non-deductible items	1,099	309
Change in estimates	(67,181)	(4,249)
Other items	—	—
Change in tax rates	—	—
Change in valuation allowance	1,784,327	1,328,860
Total income taxes (recovery)	33,407	$(37,584)
Current tax expense (recovery)	—	—
Deferred tax expense (recovery)	33,407	(37,584)
	$—	$—

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

As at June 30, 2024 and 2023, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company is subject to income taxation at the federal and state levels. The Company is subject to US federal tax examinations for the tax years 2019 through 2023. Loss carryforwards generated or utilized in years earlier than 2019 are also subject to examination and adjustment. The Company has no income tax examinations in process.

Note 14. Commitments and Contingencies:

Other Commitments

Paramount has an agreement to acquire 44 mining claims (“Cryla Claims”) covering 589 acres located immediately to the west of the proposed Grassy Mountain site from Cryla LLC. Paramount is obligated to make annual lease payments of $40,000 per year the first two years of the lease term and $60,000 per year thereafter with an option to purchase the Cryla Claims for $560,000 at any time. The term of the agreement is 25 years. In the event Paramount exercises its option to acquire the Cryla Claims, all annual payments shall be credited against a production royalty that will be based on a prevailing price of the metals produced from the Cryla Claims. The royalty rate ranges between 2% and 4% based on the daily price of gold. The agreement with Cryla can be terminated by Paramount at any time. Paramount made the annual lease payment of $60,000 as required by the agreement during the year ended June 30, 2024. The Cryla Claims are without known mineral reserves and there is no current exploratory work being performed.

Paramount has an agreement with Nevada Select Royalty (“Nevada Select”) to purchase 100% in the Frost Project, which consists of 40 mining claims located approximately 12 miles west of its Grassy Mountain Project. A total consideration of $250,000 payable to Nevada Select will be based on certain events over time. Upon signing the agreement, Paramount made a payment of $10,000 to Nevada Select. Nevada Select will retain a 2% NSR on the Frost Claims and Paramount has the right to reduce the NSR to 1% for a payment of $1 million. All required payments under the agreement due at June 30, 2024 have been paid including a payment for $50,000 that was due on the anniversary date of receiving the drill permit from the responsible regulatory agencies. The Frost Claims are without known mineral reserves.

During the year-ended June 30, 2022, the Company entered into an option agreement with Nevada Select to purchase the Bald Peak mining claims in the State of Nevada and California for a total consideration of $300,000. Payments under the agreement will be based on achieving certain events over time. Upon signing the agreement Paramount made a payment to Nevada Select of $20,000. During the year-ended June 30, 2024, the Company made a payment under the agreement of $50,000. The Bald Peak Claims are without known mineral reserves.

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

Note 15. Subsequent Events

The Company sold 114,918 shares under its at the market program for net proceeds of $53,299.