Form 10-Q
period 2024-09-30
Paramount Gold Nevada Corp.
filed 2024-11-12
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s Common Stock outstanding, $0.01 par value per share, as of November 8, 2024 was 66,108,645.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	PZG	NYSE American

Table of Contents

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Interim Balance Sheets as of September 30, 2024 (Unaudited) and June 30, 2024	2
	Condensed Consolidated Interim Statements of Operations for the Three Months Ended September 30, 2024 (Unaudited) and September 30, 2023 (Unaudited)	3
	Condensed Consolidated Interim Statements of Stockholders’ Equity for the Three Months Ended September 30, 2024 (Unaudited) and Three Months Ended September 30, 2023 (Unaudited)	4
	Condensed Consolidated Interim Statement of Cash Flows for Three Months Ended September 30, 2024 (Unaudited) and September 30, 2023 (Unaudited)	5
	Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	20

PART II	OTHER INFORMATION
Item 1A.	Risk Factors	21
Item 4.	Mine Safety Disclosures	21
Item 6.	Exhibits	22

Signatures	Directors, Executive Officers and Corporate Governance	23

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

(Unaudited)

	September 30, 2024	June 30, 2024
Assets
Current Assets
Cash and cash equivalents	$4,293,941	$5,423,059
Prepaid expenses and deposits	1,053,452	1,319,743
Total Current Assets	5,347,393	6,742,802
Non-Current Assets
Mineral properties	49,069,413	49,069,413
Reclamation bonds	546,176	546,176
Property and equipment	9,800	3,221
Total Non-Current Assets	49,625,389	49,618,810
Total Assets	$54,972,782	$56,361,612
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$389,246	$563,806
Reclamation and environmental obligation, current portion	120,000	120,000
Total Current Liabilities	509,246	683,806
Non-Current Liabilities
Debt liability of royalty convertible debenture, net	11,500,028	11,456,523
Derivative liability of royalty convertible debenture	3,406,016	3,642,105
Deferred tax liability	273,450	273,450
Reclamation and environmental obligation, non-current portion	2,208,843	2,150,288
Total Non-Current Liabilities	17,388,337	17,522,366
Total Liabilities	17,897,583	18,206,172
Commitments and Contingencies (Note 11)
Stockholders' Equity
Common stock, par value $0.01, 200,000,000 authorized shares, 66,058,111 issued and outstanding at September 30, 2024 and 200,000,000 authorized shares, 65,044,305 issued and outstanding at June 30, 2024	660,582	650,444
Additional paid in capital	120,364,994	119,883,235
Accumulated deficit	(83,950,377)	(82,378,239)
Total Stockholders' Equity	37,075,199	38,155,440
Total Liabilities and Stockholders' Equity	$54,972,782	$56,361,612

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2024	2023

Expenses
Exploration and development	$395,298	$513,097
Reclamation	53,937	746,696
Land holding costs	166,565	157,143
Professional fees	171,997	55,252
Salaries and benefits	288,480	279,596
Directors' compensation	51,530	29,033
General and administrative	188,313	136,283
Accretion	88,555	110,559
Total Expenses	1,404,675	2,027,659
Net Loss Before Other Expense	1,404,675	2,027,659
Other Expense (Income)
Other income	(6,217)	(85,682)
Change in derivative liability on royalty convertible debenture	(236,089)	—
Interest expense	426,840	132,221
Interest income	(17,071)	(38)
Net Loss	$1,572,138	$2,074,160

Loss per Common Share
Basic and diluted	$0.02	$0.04

Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic and diluted	65,174,857	56,299,468

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2024	65,044,305	$650,444	$119,883,235	$(82,378,239)	$38,155,440
Stock based compensation	-	-	62,205	—	62,205
Capital issued for financing	114,918	1,149	45,209	—	46,358
Capital issued for payment of interest	898,888	8,989	374,345	—	383,334
Net loss	—	—	—	(1,572,138)	(1,572,138)
Balance at September 30, 2024	66,058,111	$660,582	$120,364,994	$(83,950,377)	$37,075,199

	Shares (#)	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity
Balance at June 30, 2023	54,812,248	$548,124	$116,613,503	$(74,321,794)	$42,839,833
Stock based compensation	—	—	66,684	—	66,684
Capital issued for financing	3,515,257	35,153	1,053,375	—	1,088,528
Capital issued for payment of interest	553,141	5,531	154,882	—	160,413
Net loss	—	—	—	(2,074,160)	(2,074,160)
Balance at September 30, 2023	58,880,646	$588,808	$117,888,444	$(76,395,954)	$42,081,298

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2024	2023
Net Loss	$(1,572,138)	$(2,074,160)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,442	342
Stock based compensation	62,205	66,684
Amortization of debt issuance costs	43,505	4,862
Non-cash interest expense	383,333	127,359
Accretion expense	88,555	110,559
Settlement of asset retirement obligations	(30,000)	(30,000)
Change in derivative liability	(236,089)	—
Effect of changes in operating working capital items:
Change in prepaid expenses	266,291	(15,573)
Change in accounts payable	(174,559)	910,607
Cash used in operating activities	(1,167,455)	(899,320)
Cash flows from investing activities:
Purchase of equipment	(8,021)	—
Cash used in investing activities	(8,021)	—
Cash flows from financing activities
Capital issued for financing, net of share issuance costs	46,358	1,088,528
Cash provided by financing activities	46,358	1,088,528

Change in cash during period	(1,129,118)	189,208
Cash at beginning of period	5,423,059	824,920
Cash at end of period	$4,293,941	$1,014,128

See Note 4 for supplemental cash flow information

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements

For the Three Months Period Ended September 30, 2024 and 2023

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

The condensed consolidated interim financial statements have been prepared on an accrual basis of accounting, in conformity with U.S. GAAP, are presented in US dollars and follow the same accounting policies and methods of their application as the most recent annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended June 30, 2024.

Significant Accounting Policies

Please see Note 1- Description of Business and Summary of Significant Accounting Policies contained in the 2024 10-K.

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, 'Disaggregation of Income Statement Expenses,' aimed at enhancing the transparency of expense information in financial statements. The ASU seeks to improve the decision usefulness of expense information by requiring public business entities to disaggregate certain expense captions in the notes to financial statements. This includes detailed disclosures of purchases of inventory, employee compensation, depreciation, amortization, and depletion expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently reviewing the impact of adopting the provisions of this new ASU on our consolidated financial statements and related disclosures.

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

Subsequent to November 12, 2024, the Company expects to fund operations as follows:

•
Existing cash on hand and working capital.
•
The existing ATM with Cantor Fitzgerald & Co. and A.G.P/Alliance Global Partners.
•
Insurance proceeds to fund reclamation and environmental obligations at its Sleeper Gold Project.
•
Equity financings and sale of royalties.

At September 30, 2024, the Company’s cash balance was $4,293,941.

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

Our financial instruments include cash and cash equivalents, accounts payable, accrued liabilities, the royalty conversion feature on the Debenture (see Note 6) and convertible debt. Due to their short maturity of our cash and cash equivalents, accounts payable and accrued liabilities, we believe that their carrying amounts approximate fair value as of September 30, 2024 and June 30, 2024.

The Company determined that the Royalty conversion feature (Note 6) embedded in the Debenture is required to be accounted for separately from the Debenture as a derivative liability and recorded at fair value and the remaining value allocated to the Debenture net the unamortized debt issuance costs. The derivative liability will be fair valued at each reporting period, with changes in fair value recorded as a gain or loss in the Consolidated Statement of Operations. During the three month period ended September 30, 2024, the fair value derivative liability decreased by $236,089 and it was recorded in Change in derivative liability on royalty convertible debenture on the Condensed Consolidated Interim Statement of Operations.

As of September 30, 2024, the Royalty conversion feature is recorded at $3,406,016 (June 30, 2024 - $3,642,105) and is valued based on Level 3 inputs. Several steps were used to calculate the fair value of the Royalty conversion feature on the Debenture. First utilizing the Royalty Agreement's royalty rate of 4.75% for the life of mine, the annual gross royalty amounts were calculated from estimated expected gross revenues of the proposed Grassy Mountain Mine. The annual royalty amounts were discounted using a long term stock market rate of return of 10%. Second, a Black-Scholes model was used to calculate the fair value of the conversion option. The key assumptions in valuing the royalty conversion option derivative include:

	September 30, 2024	At June 30, 2024
Cumulative present value of royalty stream	$15,557,336	$15,188,299
Conversion threshold is set as the value of the Debenture	$15,000,000	$15,000,000
Term in years	4.24	4.49
Volatility (A five year portfolio volatility of gold and silver, weighted by relative value in the project, is used as the historical volatility for the royalty stream)	15.42%	16.65%
Risk-Free Rate (Derived from a term-matched coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve)	3.51%	4.27%
Dividend yield[1]	0%	0%

1.
Dividend yield is set to 0% as no value of the royalty is lost given that production is assumed to begin in year 5

Note 4. Non-Cash Transactions

For the three months ended September 30, 2024, the Company issued 898,888 shares of common stock for payment of interest accrued on its outstanding Royalty Convertible Debenture with a fair value of $383,334.

For the three months ended September 30, 2023, the Company issued 553,141 shares of common stock for payment of interest accrued on its outstanding 2019 Convertible Notes with a fair value of $160,413.

Note 5. Capital Stock

Authorized Capital

Authorized capital stock consists of 200,000,000 common shares with par value of $0.01 per common share as of September 30, 2024 (June 30, 2024 – 200,000,000 common shares with par value $0.01 per common share).

For the three months ended September 30, 2024, the Company issued 114,918 shares of common stock from its ATM program for net proceeds of $46,358 and issued 898,888 shares of common stock for payment of interest accrued on its outstanding Royalty Convertible Debenture (Note 6) with a fair value of $383,334.

For the three months ended September 30, 2023, the Company issued 3,515,257 shares of common stock from its ATM program for net proceeds of $1,088,528 and issued 553,141 shares of common stock for payment of interest accrued (Note 6) with a fair value of $160,413.

Stock Options, Restricted Stock Units and Stock Based Compensation

Paramount’s 2015 and 2016 Stock Incentive and Compensation Plans, which are stockholder-approved, permits the grant of stock options, restricted stock units and stock to its employees and directors for up to 5.5 million shares of common stock.

Total stock-based compensation for the three months ended September 30, 2024 and 2023 were $62,205 and $66,684, respectively.

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

For the three months ended September 30, 2024, the Company did not grant stock options (three months ended September 30, 2023 – nil).

For the three months ended September 30, 2024, share-based compensation expense relating to service condition options and performance condition options was $nil and $1,199, respectively (2023 -$nil and $1,564).

A summary of stock option activity under the Stock Incentive and Compensation Plans as of September 30, 2024 is presented below:

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2023	1,405,000	$1.05	2.06	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2024	1,405,000	$1.05	1.06	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at September 30, 2024	1,405,000	$1.05	0.80	$—
Exercisable at September 30, 2024	946,664	$1.05	0.88	$—

A summary of the status of Paramount’s non-vested options at September 30, 2024 is presented below:

Non-vested Options	Options	Weighted- Average Grant- Date Fair Value
Non-vested at June 30, 2023	458,336	$0.47
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Non-vested at June 30, 2024	458,336	$0.47
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Non-vested at September 30, 2024	458,336	$0.47

As of September 30, 2024, there was approximately $2,077 of unamortized stock-based compensation expense related to non-vested stock options outstanding. The expenses are expected to be recognized over a weighted-average period of 0.60 years. The total fair value of stock based compensation that vested related to outstanding stock options during the three months ended September 30, 2024 and 2023, was nil and nil, respectively.

Restricted Stock Units ("RSUs")

RSUs are awards for service and performance which upon vesting and settlement entitle the recipient to receive one common share of the Company's Common Stock for no additional consideration, for each RSU held.

For the three months ended September 30, 2024 and 2023, there were no RSUs granted by the Company.

For the three months ended September 30, 2024, share-based compensation expenses related to service condition RSUs and performance condition RSUs was $32,828 and $28,178, respectively (2023 - $43,493 and $21,627).

A summary of RSUs activity is summarized as follows:

Restricted Share Unit Activity	Outstanding RSUs	Weighted average grant date fair value
Outstanding at June 30, 2023	980,500	$0.43
Granted	1,360,000	0.28
Vested	(615,500)	0.42
Forfeited	—	—
Outstanding at June 30, 2024	1,725,000	$0.31
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2024	1,725,000	$0.31

As of September 30, 2024, there was approximately $189,215 of unamortized stock-based compensation expense related to outstanding RSUs. The expenses are expected to be recognized over the remaining weighted-average vesting periods of 1.13 years.

Note 6. Debt

$15,000,000 Secured Royalty Convertible Debenture

Effective as of December 27, 2023, Paramount closed on a Secured Royalty Convertible Debenture (the “Debenture”) with Sprott Private Resource Streaming and Royalty (US Collector), LP (“Sprott”) for $15,000,000. The Debenture bears an interest rate of 10% per annum, which, at Paramount’s discretion, will be payable in cash or shares of its common stock at a 7% discount to the 10-day volume weighted average price ("VWAP") from the scheduled date of payment of interest. The Debenture may be repaid in cash or is convertible into a gross revenue royalty (the “Royalty") of 4.75% of the gold and silver produced from the proposed Grassy Mountain Gold Mine. The Debenture may be repaid in cash or through the issuance of the Royalty at the earlier of the commencement of commercial production or five years from the Debenture closing date. The conversion to the Royalty is at Sprott's sole discretion. Paramount may elect to repay the Debenture by providing 20 business day written notice, in cash only and in whole prior to its maturity at a price equal to the sum of the principal amount plus all accrued and unpaid interest plus a prepayment interest premium of equal to 36 months of interest less interest paid prior to the date of prepayment. Upon a sale of the Sleeper Gold Project, Sprott can elect to have a portion of the Debenture repaid with proceeds from the sale. In the event of default, the debenture will accrue interest at 13% per annum. In connection with the issuance of the Debenture, the Company incurred $870,111 of debt issuance costs which will be reflected as a discount on the Debenture. Unamortized debt issuance costs will be amortized over the five year term of the Debenture and recorded as an interest expense in the Condensed Consolidated Interim Statement of Operations.

If the Royalty is issued, Paramount has the option to buy back 50% of the Royalty by paying either $11.25 million on the second (2nd) anniversary of the Royalty or $12.375 million on the third (3rd) anniversary. The Company’s obligations under the Debenture are secured by a pledge of the assets of the Company and its subsidiaries, including without limitation by deeds of trust with respect to the Grassy Mountain project and the Company’s Nevada property, Sleeper. The Company is required to maintain a positive cash balance at all times and shall maintain a positive adjusted working capital amount at the end of each fiscal quarter commencing with the fiscal quarter March 31, 2024. At September 30, 2024, Paramount was in compliance with these loan covenants.

The Company has accounted for the Royalty Conversion Option and related Buyback Provision as an embedded derivative in accordance with ASC 815 and recorded the derivative as a separate liability at fair value. The fair value of the derivative was $3,406,016 at September 30, 2024 and $3,642,105 at June 30, 2024 (Note 3).

At September 30, 2024 and June 30, 2024, the Debenture consisted of the following:

	September 30, 2024	June 30, 2024

Debt liability of royalty convertible debenture before issuance costs	$12,239,622	$12,239,622
Less: unamortized issuance costs	(739,594)	(783,099)
Net debt liability of royalty convertible debenture	11,500,028	11,456,523
Derivative liability of royalty convertible debenture	3,406,016	3,642,105
	$14,906,044	$15,098,628

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

Interest Expense

The following table summarizes the components of recorded interest expense:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Royalty Convertible Debenture	$383,334	$—
2019 Secured Convertible Notes (1)	—	81,989
Bridge Promissory Note (2)	—	45,370
Amortization of issuance costs on Royalty Convertible Debenture	43,506	—
Amortization of discount and debt issuance costs on 2019 Secured Convertible Notes	—	4,862
Total	$426,840	$132,221

(1) The 2019 Secured Convertible Notes ("2019 Note") were repaid in December 2023. The 2019 Notes bore and interest rate of 7.5% per annum.

(2) The Bridge Promissory Note ("Bridge Note") was repaid in December 2023. The Bridge Note bore an interest rate of 12% per annum.

Note 7. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	September 30, 2024	June 30, 2024
Sleeper and other Nevada based Projects	$25,733,685	$25,733,685
Grassy Mountain and other Oregon based Projects	23,335,728	23,335,728
	$49,069,413	$49,069,413

Sleeper:

Sleeper is located in Humboldt County, Nevada, approximately 26 miles northwest of the town of Winnemucca.

Grassy Mountain:

The Grassy Mountain Project is located in Malheur County, Oregon, approximately 22 miles south of Vale, Oregon, and roughly 70 miles west of Boise, Idaho.

Impairment of Mineral Properties

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the three months ended September 30, 2024, no events or changes in circumstance are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no interim impairment was necessary.

Note 8. Reclamation and Environmental

Reclamation and environmental costs are based principally on legal requirements. Management estimates costs associated with reclamation of mineral properties and properties under mine closure. On an ongoing basis the Company evaluates its estimates and assumptions; however, actual amounts could differ from those based on estimates and assumptions.

The Company has posted several cash bonds as financial security to satisfy reclamation requirements. The balance of posted cash reclamation bonds at September 30, 2024 is $546,176 (June 30, 2024 - $546,176).

Paramount is responsible for managing the reclamation activities from the previous mine operations at the Sleeper Gold Mine as directed by the BLM and the Nevada State Department of Environmental Protection (“NDEP”). Paramount has estimated the undiscounted reclamation costs for existing disturbances at the Sleeper Gold Project required by the BLM to be $3,822,047. These costs are expected to be incurred between the calendar years 2024 and 2060. At September 30, 2024, Paramount has also estimated undiscounted reclamation cost as required by the NDEP to be $2,301,259. These costs are expected to be incurred between calendar years 2024 and 2041. The sum of expected costs by year are discounted using the Company’s credit adjusted risk free interest rate from the time it expects to pay for the reclamation to the time it incurs the obligation. The asset retirement obligation for the Sleeper Gold Project recorded on the balance sheet is equal to the present value of the estimated reclamation costs as required by both the BLM and NDEP.

The following variables were used in the calculation for the periods ending September 30, 2024 and June 30, 2024:

	Three Months Ended September 30, 2024	Year Ended June 30, 2024
Weighted-average credit adjusted risk free rate	9.93%	9.93%
Weighted-average inflation rate	2.53%	2.53%

Changes to the Company’s reclamation and environmental costs for the Sleeper Gold Mine for the three month period ended September 30, 2024 and the year ended June 30, 2024 are as follows:

	Three Months Ended September 30, 2024	Year Ended June 30, 2024
Balance at beginning of period	$2,270,288	$4,436,902
Accretion expense	88,555	442,234
Additions and change in estimates	—	(84,295)
Settlements	(30,000)	(2,524,553)
Balance at end of period	$2,328,843	$2,270,288

The balance of the reclamation and environmental obligation of $$2,328,843 at September 30, 2024 (June 30, 2024 -$2,270,288) is comprised of a current portion of $120,000 (June 30, 2024 -$120,000) and a non-current portion of $2,208,843 (June 30, 2024 - $2,150,288).

The Company recorded an accretion expense for the three months ended September 30, 2024 and 2023 of $88,555 and $110,559.

Note 9. Other Income

The Company’s other income details for the three months ended September 30, 2024 and 2024 were as follows:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Reimbursement of reclamation costs	$-	$75,802
Leasing of water rights to third party	6,217	6,095
Restitution payment	—	3,785
Total	$6,217	$85,682

The proceeds the Company receives from its reclamation insurance policy for government mandated reclamation at its Sleeper Gold Project is recorded as other income. The corresponding expenses the Company incurs for performing these reclamation expenses are included in exploration costs on the Condensed Consolidated Interim Statement of Operations.

Note 10. Segmented Information

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses by material project for the three months ended September 30, 2024:

	Exploration and Development Expenses	Reclamation Expenses	Land Holding Costs
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2024	Three Months Ended September 30, 2024
Sleeper Gold Project and other Nevada based Projects	$58,229	$53,937	$126,588
Grassy Mountain Project and other Oregon based Projects	337,069	—	39,977
	$395,298	$53,937	$166,565

Expenses by material project for the three months ended September 30, 2023:

	Exploration and Development Expenses	Reclamation Expenses	Land Holding Costs
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2023	Three Months Ended September 30, 2023
Sleeper Gold Project and other Nevada based Projects	$190,871	$746,696	$118,765
Grassy Mountain Project and other Oregon based Projects	322,226	—	38,378
	$513,097	$746,696	$157,143

Carrying values of mineral properties by material projects:

`	As Of September 30, 2024	As of June 30, 2024
Sleeper Gold Project and other Nevada based Projects	$25,733,685	$25,733,685
Grassy Mountain Project and other Oregon based Projects	23,335,728	23,335,728
	$49,069,413	$49,069,413

Additional operating expenses incurred by the Company are treated as corporate overhead with the exception of accretion expense which is discussed in Note 8.

Note 11. Commitments and Contingencies

Other Commitments

Paramount has an agreement to acquire 44 mining claims (“Cryla Claims”) covering 589 acres located immediately to the west of the proposed Grassy Mountain site from Cryla LLC. Paramount is obligated to make annual lease payments of $60,000 per year until 2033 with an option to purchase the Cryla Claims for $560,000 at any time. The term of the agreement is 25 years and commenced in 2018. In the event Paramount exercises its option to acquire the Cryla Claims, all annual payments shall be credited against a production royalty that will be based on a prevailing price of the metals produced from the Cryla Claims. The royalty rate ranges between 2% and 4% based on the daily price of gold. The agreement with Cryla can be terminated by Paramount at any time. All lease payments under the agreement are up-to-date and no other payments were made during the three months ended September 30, 2024. The Cryla Claims are without known mineral reserves and there is no current exploratory work being performed.

Paramount has an agreement with Nevada Select Royalty to purchase 100% of the Frost Project, which consists of 40 mining claims located approximately 12 miles west of its Grassy Mountain Project. A total consideration of $250,000 payable to Nevada Select will be based on certain events over time. Nevada Select will retain a 2% NSR on the Frost Claims and Paramount has the right to reduce the NSR to 1% for a payment of $1 million. For the three months ended September 30, 2024, all required payments under the agreement are up-to-date. The Frost Claims are without known mineral reserves.

The Company has an agreement with Nevada Select to purchase the Bald Peak mining claims in the States of Nevada and California for a total consideration of $300,000. Payments under the agreement will be based on achieving certain events over time. Upon signing the agreement Paramount made a payment to Nevada Select of $20,000. All payments under the agreement are up to date as of September 30, 2024. The Bald Peak Claims are without known mineral reserves.

Seabridge Gold Inc. ("Seabridge") holds a Net Profit Interest ("NPI") put option in which during the 30-day period immediately following the day that the Company has delivered notice to Seabridge that a positive production decision has been made and construction financing has been secured with respect to the Grassy Mountain Project, Seabridge may cause the Company to purchase the NPI for CDN$10,000,000. If Seabridge exercises the right to cause the Company to purchase the NPI, the Company would likely need to seek additional equity or other financing to fund the purchase, which financing may not be available to the Company on favorable terms or at all. As of September 30, 2024, Seabridge holds approximately 4.4% of the outstanding common stock of the Company and three members of Paramount's board of directors are either officers or directors of Seabridge.

Note 12. Subsequent Events

Subsequent to the period end, the Company sold 50,534 shares of common stock for gross proceeds of $22,113 under its ATM program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give the Company's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company's current plans, and the Company's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, and in the risk factors on Form 10-K that was filed with the U.S. Securities and Exchange Commission ("SEC") on September 26, 2024. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

Overview

We are a company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon. We enhance the value of our projects by implementing exploration and engineering programs that have the goal to expand and upgrade known mineralized material to reserves. The following discussion updates our outlook and plan of operations for the foreseeable future. It also analyzes our financial condition and summarizes the results of our operations for the three months ended September 30, 2024 and compares these results to the results of the prior year three months ended September 30, 2023.

Operating Highlights:

For the three months ended September 30, 2024, the Company highlights include:

•
The State of Oregon's Technical Review Team approved the completion of the Environmental Evaluation (“EE”) for the Grassy Mountain project. The approval commenced the 225 day clock for the writing of draft permits under State law.

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

Comparison of Operating Results for the three months ended September 30, 2024 and 2023

We did not earn any revenue from mining operations for the three months ended September 30, 2024 and 2023.

Net Loss

Our net loss for three months ended September 30, 2024 was $1,572,138 compared to a net loss of $2,074,160 in the previous three months ended September 30, 2023. The drivers of the decrease in net loss of 24% are fully described below.

The Company expects to incur losses for the foreseeable future as we continue with our planned exploration and development programs.

Expenses

Exploration, Development, Reclamation and Land Holding Costs

For the three months ended September 30, 2024 and 2023, exploration expenses were $395,298 and $513,097, respectively. This represents an decrease of 23% or $117,799. Expenses related to our exploration or development activities are generally not comparable from period to period as activities will vary based on several factors. At Grassy Mountain, the Company continued with permitting activities with state and federal permitting agencies and these expenses totaled $337,069. A significant amount of the expenses incurred were related to the State of Oregon completing its environmental evaluation of the proposed gold mine at Grassy Mountain. At Sleeper, expense of $58,229 were related to general maintenance of operations and mining claims.

For the three months ended September 30, 2024 and 2023, reclamation expenses were $53,937 and $746,696, respectively. This represents a decrease of 93% or $ 692,759. The decrease in reclamation expenses reflects that in the previous year comparable period the Company was conducting a one-time conversion of historical mining collection ponds to e-cell conversion ponds. This work was substantially completed in the previous fiscal year. On-going regular monitoring activities for the Sleeper Gold project continue year to year.

For the three months ended September 30, 2024 and 2023, land holding costs were $166,565 and $157,143, respectively. The increase in land holding costs of $9,422 from the previous period relates to the increase in holding costs imposed by the BLM commencing in September 2024.

Salaries and Benefits

For the three month period ended September 30, 2024 and 2023, salary and benefits were $288,480 and $279,596, respectively. This represents an increase of 3%. Salary and benefits are comprised of cash and equity based compensation of the Company’s executive and corporate administration teams. The increase primarily reflects increases to base salaries paid to employees in the three month period ended September 30, 2024 compared to the three month period ended September 30, 2023. Included in the salary and benefits expense amount for the three months ended September 30, 2024 and 2023 was non-cash equity based compensation of $47,830 and $63,254, respectively.

Directors’ Compensation

For the three month period ended September 30, 2024 and 2023, directors’ compensation expenses were $51,530 and $29,033, respectively. This represents an increase of 77%. Directors’ compensation consists of cash and stock-based compensation of the Company’s board of directors. The increase reflects higher equity based compensation recorded in the current quarter compared to the prior year’s comparable period.

Professional Fees and General and Administration

For the three months ended September 30, 2024 and 2023, professional fees were $171,997 and $55,252, respectively. This represents an increase of $116,745. The increase was mainly due to consulting fees and legal fees incurred in the current period that were not incurred in the previous year comparable period. Professional fees include legal, audit, advisory and consultant expenses incurred on corporate and operational activities being performed by the Company on a period-by-period basis.

For the three months ended September 30, 2024 and 2023, general and administration expenses increased by 38% to $188,313 from $136,283. The increase in general and administration expenses from the previous year’s comparable period was mainly due to higher insurance, marketing and travel costs.

Liquidity and Capital Resources

As an exploration and development company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand. At September 30, 2024, we had cash and cash equivalents of $4,293,941 compared to $5,423,059 as at June 30, 2024. We had working capital of approximately $4,838,147. Our plans to manage our liquidity position is described below under Going Concern and Capital Resources.

In May 2020, the Company established an $8.0 million “at the market” equity offering program with Cantor Fitzgerald & Co. ("Cantor") and Canaccord Genuity LLC to proactively increase its financial flexibility. In May 2024, the Company established a new $7 million "at the market" offering program with Cantor and A.G.P./Alliance Global Partners. During the three months ended September 30, 2024, the Company issued 114,918 shares under the program for net proceeds of $46,358.

The main uses of cash for the three months ended September 30, 2024 were:

•
Cash used in operating activities of $1,167,455 were mainly used to fund our permitting and exploration activities at our projects, salary and benefits costs of our employees and ongoing general and administration costs.
•
Cash used in investing activities of $8,021 for the purchase of computer equipment.

In addition to cash used in operating and investing activities, the Company received cash during the three months ended September 30, 2024 as follows:

•
Cash provided by financing activities of $46,358 from sales under the ATM program.

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

•
$3.9 million on corporate, land claim maintenance and general expenses

We anticipate our twelve-month cash discretionary exploration and development, subject to available cash on hand as follows:

•
$1.8 million on the Grassy Mountain Project state and federal permitting activities

For any interest that accrues and is owing on the outstanding Debenture, the Company expects to elect to pay the quarterly-annual interest payment in shares of its Common Stock.

Subsequent to November 12 2024, the Company expects to fund operations as follows:

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART IV

Item 6. Exhibits.

(a)
Index to Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Paramount Gold Nevada Corp.

Date: November 12, 2024	By:	/s/ Rachel Goldman
Rachel Goldman
Chief Executive Officer

Date: November 12, 2024	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer