Form 10-Q
period 2024-12-31
Paramount Gold Nevada Corp.
filed 2025-02-12
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s Common Stock outstanding, $0.01 par value per share, as of February 10, 2025 was 67,602,688.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	PZG	NYSE American

Table of Contents

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Interim Balance Sheets as of December 31, 2024 (Unaudited) and June 30, 2024	2
	Condensed Consolidated Interim Statements of Operations for the Three and Six Months Ended December 31, 2024 (Unaudited) and December 31, 2023 (Unaudited)	3
	Condensed Consolidated Interim Statements of Stockholders’ Equity for the Three and Six Months Ended December 31, 2024 (Unaudited) and Three and Six Months Ended December 31, 2023 (Unaudited)	4
	Condensed Consolidated Interim Statement of Cash Flows for the Six Months Ended December 31, 2024 (Unaudited) and December 31, 2023 (Unaudited)	5
	Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	21

PART II	OTHER INFORMATION
Item 1A.	Risk Factors	22
Item 4.	Mine Safety Disclosures	22
Item 6.	Exhibits	23

Signatures	Directors, Executive Officers and Corporate Governance	24

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

(Unaudited)

	December 31, 2024	June 30, 2024
Assets
Current Assets
Cash and cash equivalents	$3,405,400	$5,423,059
Prepaid expenses and deposits	779,615	1,319,743
Total Current Assets	4,185,015	6,742,802
Non-Current Assets
Mineral properties	49,119,413	49,069,413
Reclamation bonds	546,176	546,176
Property and equipment	10,475	3,221
Total Non-Current Assets	49,676,064	49,618,810
Total Assets	$53,861,079	$56,361,612
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$348,108	$563,806
Reclamation and environmental obligation, current portion	120,000	120,000
Total Current Liabilities	468,108	683,806
Non-Current Liabilities
Debt liability of royalty convertible debenture, net	11,543,534	11,456,523
Derivative liability of royalty convertible debenture	3,806,160	3,642,105
Deferred tax liability	273,450	273,450
Reclamation and environmental obligation, non-current portion	2,224,462	2,150,288
Total Non-Current Liabilities	17,847,606	17,522,366
Total Liabilities	18,315,714	18,206,172
Commitments and Contingencies (Note 11)
Stockholders' Equity
Common stock, par value $0.01, 200,000,000 authorized shares, 67,421,774 issued and outstanding at December 31, 2024 and 200,000,000 authorized shares, 65,044,305 issued and outstanding at June 30, 2024	674,218	650,444
Additional paid in capital	120,853,013	119,883,235
Accumulated deficit	(85,981,866)	(82,378,239)
Total Stockholders' Equity	35,545,365	38,155,440
Total Liabilities and Stockholders' Equity	$53,861,079	$56,361,612

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023

Expenses
Exploration and development	$377,112	$304,033	$772,410	$817,127
Reclamation	16,420	1,469,897	70,357	2,216,593
Land holding costs	186,389	157,143	352,954	314,287
Professional fees	85,234	98,315	257,231	153,567
Salaries and benefits	280,711	259,194	569,191	538,790
Directors' compensation	48,447	28,951	99,978	57,984
General and administrative	178,949	184,727	367,260	321,866
Accretion	45,619	110,558	134,174	221,117
Total Expenses	1,218,881	2,612,818	2,623,555	4,641,331
Net Loss Before Other Expense	1,218,881	2,612,818	2,623,555	4,641,331
Other Expense (Income)
Other income	—	(1,217,131)	(6,217)	(1,302,813)
Change in derivative liability on royalty convertible debenture	400,144	—	164,055	—
Interest expense	426,840	178,872	853,680	310,201
Interest income	(14,376)	—	(31,446)	—
Net Loss	$2,031,489	$1,574,559	$3,603,627	$3,648,719

Loss per Common Share
Basic and diluted	$0.03	$0.03	$0.05	$0.06

Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic and diluted	66,190,772	59,077,284	65,682,815	57,688,376

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

	Shares (#)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2024	65,044,305	$650,444	$119,883,235	$(82,378,239)	$38,155,440
Stock based compensation	—	—	62,205	—	62,205
Capital issued for financing	114,918	1,149	45,209	—	46,358
Capital issued for payment of interest	898,888	8,989	374,345	—	383,334
Net loss	—	—	—	(1,572,138)	(1,572,138)
Balance at September 30, 2024	66,058,111	$660,582	$120,364,994	$(83,950,377)	$37,075,199
Stock based compensation	—	—	$60,451	—	60,451
Capital issued for financing	137,134	$1,371	$56,499	—	57,870
Capital issued for payment of interest	1,226,529	$12,265	$371,069	—	383,334
Net Loss	—	—	—	(2,031,489)	(2,031,489)
Balance at December 31, 2024	67,421,774	$674,218	$120,853,013	$(85,981,866)	$35,545,365

	Shares (#)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2023	54,812,248	$548,124	$116,613,503	$(74,321,794)	$42,839,833
Stock based compensation	—	—	66,684	—	66,684
Capital issued for financing	3,515,257	35,153	1,053,375	—	1,088,528
Capital issued for payment of interest	553,141	5,531	154,882	—	160,413
Net loss	—	—	—	(2,074,160)	(2,074,160)
Balance at September 30, 2023	58,880,646	$588,808	$117,888,444	$(76,395,954)	$42,081,298
Stock based compensation	—	—	43,431	—	43,431
Capital issued for financing	246,258	2,463	49,661	—	52,124
Capital issued for payment of interest	558,430	5,584	176,840	—	182,424
Net Loss	—	—	—	(1,574,559)	(1,574,559)
Balance at December 31, 2023	59,685,334	$596,855	$118,158,376	$(77,970,513)	$40,784,718

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2024	2023
Net Loss	$(3,603,627)	$(3,648,719)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,844	683
Stock based compensation	122,656	110,115
Amortization of debt issuance costs	87,011	4,862
Non-cash interest expense	766,668	312,875
Accretion expense	134,174	221,117
Settlement of asset retirement obligations	(60,000)	(60,000)
Change in derivative liability	164,055	—
Effect of changes in operating working capital items:
Change in prepaid expenses	540,128	660,825
Change in accounts payable	(215,698)	871,223
Cash used in operating activities	(2,062,789)	(1,527,019)
Cash flows from investing activities:
Purchase of mineral properties	(50,000)	(50,000)
Purchase of equipment	(9,098)	—
Cash used in investing activities	(59,098)	(50,000)
Cash flows from financing activities
Capital issued for financing, net of share issuance costs	104,228	1,140,652
Proceeds from royalty convertible debenture	—	15,000,000
Royalty convertible debenture issuance costs	—	(870,111)
Repayment of 2019 convertible notes	—	(4,277,690)
Repayment of notes payable, related parties	—	(1,667,833)
Cash provided by financing activities	104,228	9,325,018

Change in cash during period	(2,017,659)	7,747,999
Cash at beginning of period	5,423,059	824,920
Cash at end of period	$3,405,400	$8,572,919

See Note 4 for supplemental cash flow information

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements

For the Six Months Periods Ended December 31, 2024 and 2023

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

Reclassification

For the fiscal year 2024, the Company reclassified certain amount in the consolidated statement of operations to conform to current period presentation. These reclassifications, including reclamation expenses from exploration and development, had no impact on previously reported Net Loss.

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

Subsequent to February 12, 2025, the Company expects to fund operations as follows:

•
Existing cash on hand and working capital.
•
The existing ATM with Cantor Fitzgerald & Co. and A.G.P/Alliance Global Partners.
•
Insurance proceeds to fund reclamation and environmental obligations at its Sleeper Gold Project.
•
Equity financings and sale of royalties.

At December 31, 2024, the Company’s cash balance was $3,405,400.

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

Our financial instruments include cash and cash equivalents, accounts payable, accrued liabilities, the royalty conversion feature on the Debenture (see Note 6) and convertible debt. Due to their short maturity of our cash and cash equivalents, accounts payable and accrued liabilities, we believe that their carrying amounts approximate fair value as of December 31, 2024 and June 30, 2024.

The Company determined that the Royalty conversion feature (Note 6) embedded in the Debenture is required to be accounted for separately from the Debenture as a derivative liability and recorded at fair value and the remaining value allocated to the Debenture net the unamortized debt issuance costs. The derivative liability will be fair valued at each reporting period, with changes in fair value recorded as a gain or loss in the Consolidated Statement of Operations. During the three and six month periods ended December 31, 2024, the fair value derivative liability increased by $400,144 and $164,055, respectively, and it was recorded in Change in derivative liability on royalty convertible debenture on the Condensed Consolidated Interim Statement of Operations.

As of December 31, 2024, the Royalty conversion feature is recorded at $3,806,160 (June 30, 2024 - $3,642,105) and is valued based on Level 3 inputs. Several steps were used to calculate the fair value of the Royalty conversion feature on the Debenture. First utilizing the Royalty Agreement's royalty rate of 4.75% for the life of mine, the annual gross royalty amounts were calculated from estimated expected gross revenues of the proposed Grassy Mountain Mine. The annual royalty amounts were discounted using a long term stock market rate of return of 10%. Second, a Black-Scholes model was used to calculate the fair value of the conversion option. The key assumptions in valuing the royalty conversion option derivative include:

	December 31, 2024	At June 30, 2024
Cumulative present value of royalty stream	$15,935,339	$15,188,299
Conversion threshold is set as the value of the Debenture	$15,000,000	$15,000,000
Term in years	3.99	4.49
Volatility (A five year portfolio volatility of gold and silver, weighted by relative value in the project, is used as the historical volatility for the royalty stream)	14.99%	16.65%
Risk-Free Rate (Derived from a term-matched coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve)	4.24%	4.27%
Dividend yield[1]	0%	0%

1.
Dividend yield is set to 0% as no value of the royalty is lost given that production is assumed to begin in year 5

Note 4. Non-Cash Transactions

For the three months ended December 31, 2024, the Company issued 1,226,529 shares of common stock for payment of interest accrued on its outstanding Royalty Convertible Debenture with a fair value of $383,334.

For the three months ended December 31, 2023, the Company issued 558,430 shares of common stock for payment of interest accrued on its outstanding 2019 Convertible Notes with a fair value of $182,424.

For the six months ended December 31, 2024, the Company issued 2,125,417 shares of common stock for payment of interest accrued on its outstanding Royalty Convertible Debenture with a fair value of $766,668.

For the six months ended December 31, 2023, the Company issued 1,111,571 shares of common stock for payment of interest accrued on its outstanding debt (Note 6) with a fair value of $342,837.

Note 5. Capital Stock

Authorized Capital

Authorized capital stock consists of 200,000,000 common shares with par value of $0.01 per common share as of December 31, 2024 (June 30, 2024 – 200,000,000 common shares with par value $0.01 per common share).

For the three months ended December 31, 2024, the Company issued 137,134 shares of common stock from its ATM program for net proceeds of $57,870 and issued 1,226,529 shares of common stock for payment of interest accrued on its outstanding Royalty Convertible Debenture (Note 6) with a fair value of $383,334.

For the three months ended December 31, 2023, the Company issued 246,258 shares of common stock from its ATM program for net proceeds of $52,124 and issued 558,430 shares of common stock for payment of interest accrued (Note 6) with a fair value of $182,424.

For the six months ended December 31, 2024, the Company issued 252,052 shares of common stock from its ATM program for net proceeds of $104,228 and issued 2,125,417 shares of common stock for payment of interest accrued on its outstanding Royalty Convertible Debenture (Note 6) with a fair value of $766,668.

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

Total stock-based compensation for the six months ended December 31, 2024 and 2023 were $122,656 and $110,115, respectively.

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

For the six months ended December 31, 2024, the Company did not grant stock options (six months ended December 31, 2023 – nil).

For the three months ended December 31, 2024, share-based compensation expense relating to service condition options and performance condition options was $nil and $1,199, respectively (2023 -$nil and $1,105).

For the six months ended December 31, 2024, share-based compensation expense relating to service condition options and performance condition options was $nil and $2,398, respectively (2023 - $nil and $2,669).

A summary of stock option activity under the Stock Incentive and Compensation Plans as of December 31, 2024 is presented below:

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2023	1,405,000	$1.05	2.06	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2024	1,405,000	$1.05	1.06	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(535,000)	1.00	—	—
Outstanding at December 31, 2024	870,000	$1.08	0.93	$—
Exercisable at December 31, 2024	611,664	$1.07	1.00	$—

A summary of the status of Paramount’s non-vested options at December 31, 2024 is presented below:

Non-vested Options	Options	Weighted- Average Grant- Date Fair Value
Non-vested at June 30, 2023	458,336	$0.47
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Non-vested at June 30, 2024	458,336	$0.47
Granted	—	—
Vested	—	—
Forfeited or expired	(200,000)	0.39
Non-vested at December 31, 2024	258,336	$0.55

As of December 31, 2024, there was approximately $930 of unamortized stock-based compensation expense related to non-vested stock options outstanding. The expenses are expected to be recognized over a weighted-average period of 0.67 years. The total fair value of stock based compensation that vested related to outstanding stock options during the six months ended December 31, 2024 and 2023, was nil and nil, respectively.

Restricted Stock Units ("RSUs")

RSUs are awards for service and performance which upon vesting and settlement entitle the recipient to receive one common share of the Company's Common Stock for no additional consideration, for each RSU held.

For the six months ended December 31, 2024 and 2023, there were no RSUs granted by the Company.

For the three months ended December 31, 2024, share-based compensation expenses related to service condition RSUs and performance condition RSUs was $32,828 and $26,425, respectively (2023 - $32,814 and $9,512).

For the six months ended December 31, 2024, share-based compensation expenses related to service condition RSUs and performance condition RSUs was $65,656 and $54,603, respectively (2023 - $76,307 and $31,138).

A summary of RSUs activity is summarized as follows:

Restricted Share Unit Activity	Outstanding RSUs	Weighted average grant date fair value
Outstanding at June 30, 2023	980,500	$0.43
Granted	1,360,000	0.28
Vested	(615,500)	0.42
Forfeited	—	—
Outstanding at June 30, 2024	1,725,000	$0.31
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2024	1,725,000	$0.31

As of December 31, 2024, there was approximately $131,806 of unamortized stock-based compensation expense related to outstanding RSUs. The expenses are expected to be recognized over the remaining weighted-average vesting periods of approximately 1 year.

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

If the Royalty is issued, Paramount has the option to buy back 50% of the Royalty by paying either $11.25 million on the second (2nd) anniversary of the Royalty or $12.375 million on the third (3rd) anniversary. The Company’s obligations under the Debenture are secured by a pledge of the assets of the Company and its subsidiaries, including without limitation by deeds of trust with respect to the Grassy Mountain project and the Company’s Nevada property, Sleeper. The Company is required to maintain a positive cash balance at all times and shall maintain a positive adjusted working capital amount at the end of each fiscal quarter commencing with the fiscal quarter March 31, 2024. At December 31, 2024, Paramount was in compliance with these loan covenants.

The Company has accounted for the Royalty Conversion Option and related Buyback Provision as an embedded derivative in accordance with ASC 815 and recorded the derivative as a separate liability at fair value. The fair value of the derivative was $3,806,160 at December 31, 2024 and $3,642,105 at June 30, 2024 (Note 3).

At December 31, 2024 and June 30, 2024, the Debenture consisted of the following:

	December 31, 2024	June 30, 2024

Debt liability of royalty convertible debenture before issuance costs	$12,239,622	$12,239,622
Less: unamortized issuance costs	(696,088)	(783,099)
Net debt liability of royalty convertible debenture	11,543,534	11,456,523
Derivative liability of royalty convertible debenture	3,806,160	3,642,105
	$15,349,694	$15,098,628

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

Interest Expense

The following table summarizes the components of recorded interest expense:

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023	Six Months Ended December 31, 2024	Six Months Ended December 31, 2023
Royalty Convertible Debenture	$383,334	$16,667	$766,668	$16,667
2019 Secured Convertible Notes (1)	—	119,139	—	200,236
Bridge Promissory Note (2)	—	43,066	—	88,436
Amortization of issuance costs on Royalty Convertible Debenture	43,506	—	87,012	—
Amortization of discount and debt issuance costs on 2019 Secured Convertible Notes	—	—	—	4,862
Total	$426,840	$178,872	$853,680	$310,201

(1) The 2019 Secured Convertible Notes ("2019 Note") were repaid in December 2023. The 2019 Notes bore and interest rate of 7.5% per annum.

(2) The Bridge Promissory Note ("Bridge Note") was repaid in December 2023. The Bridge Note bore an interest rate of 12% per annum.

Note 7. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	December 31, 2024	June 30, 2024
Sleeper and other Nevada based Projects	$25,783,685	$25,733,685
Grassy Mountain and other Oregon based Projects	23,335,728	23,335,728
	$49,119,413	$49,069,413

Sleeper:

Sleeper is located in Humboldt County, Nevada, approximately 26 miles northwest of the town of Winnemucca.

Grassy Mountain:

The Grassy Mountain Project is located in Malheur County, Oregon, approximately 22 miles south of Vale, Oregon, and roughly 70 miles west of Boise, Idaho.

Other Nevada Based Projects:

During the three month period ended December 31, 2024, the Company made a payment to Nevada Select in the amount of $50,000 under its option agreement to purchase the Bald Peak claims.

Impairment of Mineral Properties

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the three and six months ended December 31, 2024, no events or changes in circumstance are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no interim impairment was necessary.

Note 8. Reclamation and Environmental

Reclamation and environmental costs are based principally on legal requirements. Management estimates costs associated with reclamation of mineral properties and properties under mine closure. On an ongoing basis the Company evaluates its estimates and assumptions; however, actual amounts could differ from those based on estimates and assumptions.

The Company has posted several cash bonds as financial security to satisfy reclamation requirements. The balance of posted cash reclamation bonds at December 31, 2024 is $546,176 (June 30, 2024 - $546,176).

Paramount is responsible for managing the reclamation activities from the previous mine operations at the Sleeper Gold Mine as directed by the BLM and the Nevada State Department of Environmental Protection (“NDEP”). Paramount has estimated the undiscounted reclamation costs for existing disturbances at the Sleeper Gold Project required by the BLM to be $3,822,047. These costs are expected to be incurred between the calendar years 2024 and 2060. At December 31, 2024, Paramount has also estimated undiscounted reclamation cost as required by the NDEP to be $2,301,259. These costs are expected to be incurred between calendar years 2024 and 2041. The sum of expected costs by year are discounted using the Company’s credit adjusted risk free interest rate from the time it expects to pay for the reclamation to the time it incurs the obligation. The asset retirement obligation for the Sleeper Gold Project recorded on the balance sheet is equal to the present value of the estimated reclamation costs as required by both the BLM and NDEP.

The following variables were used in the calculation for the periods ending December 31, 2024 and June 30, 2024:

	Six Months Ended December 31, 2024	Year Ended June 30, 2024
Weighted-average credit adjusted risk free rate	9.93%	9.93%
Weighted-average inflation rate	2.53%	2.53%

Changes to the Company’s reclamation and environmental costs for the Sleeper Gold Mine for the six month period ended December 31, 2024 and the year ended June 30, 2024 are as follows:

	Six Months Ended December 31, 2024	Year Ended June 30, 2024
Balance at beginning of period	$2,270,288	$4,436,902
Accretion expense	134,174	442,234
Additions and change in estimates	—	(84,295)
Settlements	(60,000)	(2,524,553)
Balance at end of period	$2,344,462	$2,270,288

The balance of the reclamation and environmental obligation of $2,344,462 at December 31, 2024 (June 30, 2024 -$2,270,288) is comprised of a current portion of $120,000 (June 30, 2024 -$120,000) and a non-current portion of $2,224,462 (June 30, 2024 - $2,150,288).

The Company recorded an accretion expense for the three and six months ended December 31, 2024 of $45,619 and $134,174, respectively, (three and six months ended December 31, 2023 of $110,558 and $221,117, respectively).

Note 9. Other Income

The Company’s other income details for the three and six months ended December 31, 2024 and 2023 were as follows:

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023	Six Months Ended December 31, 2024	Six Months Ended December 31, 2023
Reimbursement of reclamation costs	—	$1,217,131	$—	$1,292,933
Leasing of water rights to third party	—	—	6,217	6,095
Restitution payment	—	—	—	3,785
Total	$—	$1,217,131	$6,217	$1,302,813

The proceeds the Company receives from its reclamation insurance policy for government mandated reclamation at its Sleeper Gold Project is recorded as other income. The corresponding expenses the Company incurs for performing these reclamation expenses are included in exploration costs on the Condensed Consolidated Interim Statement of Operations.

Note 10. Segmented Information

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses by material project for the three and six months ended December 31, 2024:

	Exploration and Development Expenses		Reclamation Expenses		Land Holding Costs
	Three Months Ended December 31, 2024	Six Months Ended December 31, 2024	Three Months Ended December 31, 2024	Six Months Ended December 31, 2024	Three Months Ended December 31, 2024	Six Months Ended December 31, 2024
Sleeper Gold Project and other Nevada based Projects	$20,074	$78,303	$16,420	$70,357	$143,216	$269,804
Grassy Mountain Project and other Oregon based Projects	357,038	694,107	—	—	43,173	83,150
	$377,112	$772,410	$16,420	$70,357	$186,389	$352,954

Expenses by material project for the three and six months ended December 31, 2023:

	Exploration and Development Expenses		Reclamation Expenses		Land Holding Costs
	Three Months Ended December 31, 2023	Six Months Ended December 31, 2023	Three Months Ended December 31, 2023	Six Months Ended December 31, 2023	Three Months Ended December 31, 2023	Six Months Ended December 31, 2023
Sleeper Gold Project and other Nevada based Projects	$60,140	$251,009	$1,469,897	$2,216,593	$118,765	$237,530
Grassy Mountain Project and other Oregon based Projects	243,893	566,118	—	—	38,378	76,757
	$304,033	$817,127	$1,469,897	$2,216,593	$157,143	$314,287

Carrying values of mineral properties by material projects:

`	As At December 31, 2024	As At June 30, 2024
Sleeper Gold Project and other Nevada based Projects	$25,783,685	$25,733,685
Grassy Mountain Project and other Oregon based Projects	23,335,728	23,335,728
	$49,119,413	$49,069,413

Additional operating expenses incurred by the Company are treated as corporate overhead with the exception of accretion expense which is discussed in Note 8.

Note 11. Commitments and Contingencies

Other Commitments

Paramount has an agreement to acquire 44 mining claims (“Cryla Claims”) covering 589 acres located immediately to the west of the proposed Grassy Mountain site from Cryla LLC. Paramount is obligated to make annual lease payments of $60,000 per year until 2033 with an option to purchase the Cryla Claims for $560,000 at any time. The term of the agreement is 25 years and commenced in 2018. In the event Paramount exercises its option to acquire the Cryla Claims, all annual payments shall be credited against a production royalty that will be based on a prevailing price of the metals produced from the Cryla Claims. The royalty rate ranges between 2% and 4% based on the daily price of gold. The agreement with Cryla can be terminated by Paramount at any time. All lease payments under the agreement are up-to-date and no other payments were made during the six months ended December 31, 2024. The Cryla Claims are without known mineral reserves and there is no current exploratory work being performed.

Paramount has an agreement with Nevada Select Royalty to purchase 100% of the Frost Project, which consists of 40 mining claims located approximately 12 miles west of its Grassy Mountain Project. A total consideration of $250,000 payable to Nevada Select will be based on certain events over time. Nevada Select will retain a 2% NSR on the Frost Claims and Paramount has the right to reduce the NSR to 1% for a payment of $1 million. For the six months ended December 31, 2024, all required payments under the agreement are up-to-date. The Frost Claims are without known mineral reserves.

The Company has an agreement with Nevada Select to purchase the Bald Peak mining claims in the States of Nevada and California for a total consideration of $300,000. Payments under the agreement will be based on achieving certain events over time. Upon signing the agreement Paramount made a payment to Nevada Select of $20,000. During the three month period ended December 31, 2024, a payment was made to Nevada Select for $50,000 under the terms of the agreement. All payments under the agreement are up to date as of December 31, 2024. The Bald Peak Claims are without known mineral reserves.

Seabridge Gold Inc. ("Seabridge") holds a Net Profit Interest ("NPI") put option in which during the 30-day period immediately following the day that the Company has delivered notice to Seabridge that a positive production decision has been made and construction financing has been secured with respect to the Grassy Mountain Project, Seabridge may cause the Company to purchase the NPI for CDN$10,000,000. If Seabridge exercises the right to cause the Company to purchase the NPI, the Company would likely need to seek additional equity or other financing to fund the purchase, which financing may not be available to the Company on favorable terms or at all. As of December 31, 2024, Seabridge holds approximately 4.4% of the outstanding common stock of the Company and three members of Paramount's board of directors are either officers or directors of Seabridge.

Note 12. Subsequent Events

Subsequent to the period end the Company settled 140,000 RSUs and issued 140,000 shares of Common Stock. It also sold 40,914 shares on the ATM for net proceeds of $15,955.

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

Overview

We are a company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon. We enhance the value of our projects by implementing exploration and engineering programs that have the goal to expand and upgrade known mineralized material to reserves. The following discussion updates our outlook and plan of operations for the foreseeable future. It also analyzes our financial condition and summarizes the results of our operations for the three and six months ended December 31, 2024 and compares these results to the results of the prior year three and six months ended December 31, 2023.

Operating Highlights:

For the three and six months ended December 31, 2024, the Company highlights include:

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

Comparison of Operating Results for the six months ended December 31, 2024 and 2023

We did not earn any revenue from mining operations for the six months ended December 31, 2024 and 2023.

Net Loss

Our net loss for the three months ended December 31, 2024 was $2,031,489 compared to a net loss of $1,574,559 in the three months ended December 31, 2023. The drivers of the increase in net loss of 29% are fully described below.

Our net loss for the six months ended December 31, 2024 was $3,603,627 compared to a net loss of $3,648,719 in the six months ended December 31, 2023. The drivers of the decrease in net loss of 1% are fully described below.

The Company expects to incur losses for the foreseeable future as we continue with our planned exploration and development programs.

Expenses

Exploration, Development, Reclamation and Land Holding Costs

For the three months ended December 31, 2024 and 2023, exploration expenses were $377,112 and $304,033, respectively. This represents an increase of 24% or $73,079. Expenses related to our exploration or development activities are generally not comparable from period to period as activities will vary based on several factors. At Grassy Mountain, the Company continued with permitting activities with state and federal permitting agencies and these expenses totaled $357,038. A significant amount of the expenses incurred were related to the State of Oregon completing its environmental evaluation of the proposed gold mine at Grassy Mountain. At Sleeper, expense of $20,074 were related to general maintenance of operations and mining claims.

For the three months ended December 31, 2024 and 2023, reclamation expenses were $16,420 and $1,469,897, respectively. This represents a decrease of 99% or $ 1,453,477. The decrease in reclamation expenses reflects that in the previous year comparable period the Company was conducting a one-time conversion of historical mining collection ponds to e-cell conversion ponds. This work was substantially completed in the previous fiscal year. On-going regular monitoring activities for the Sleeper Gold project continue year to year.

For the three months ended December 31, 2024 and 2023, land holding costs were $186,389 and $157,143, respectively. The increase in land holding costs of $29,246 from the previous period relates to the increase in holding costs per claim enacted by the BLM commencing in September 2024.

For the six months ended December 31, 2024 and 2023, exploration expenses were $772,410 and $817,127, respectively. This represents a decrease of 5% or $44,717. Expenses related to our exploration or development activities are generally not comparable from period to period as activities will vary based on several factors. At Grassy Mountain the Company continued with permitting activities with state and federal permitting agencies. These expenses totaled $694,107. At Sleeper, the Company completed an updated TRS with expenses totaling $78,303.

For the six months ended December 31, 2024 and 2023, reclamation expenses were $70,357 and $2,216,593, respectively. This represents a decrease of 97% or $2,146,236. The decrease in reclamation expenses reflects that in the previous year comparable period the Company was conducting a one-time conversion of historical mining collection ponds to e-cell conversion ponds. This work was substantially completed in the previous fiscal year. On-going regular monitoring activities for the Sleeper Gold project continue year to year.

For the six months ended December 31, 2024 and 2023, land holding costs were $352,954 and $314,287, respectively. This represents and increase of 12% or $38,667. The increase in land holding costs of $38,667 from the previous period relates to the increase in holding costs per claim enacted by the BLM commencing in September 2024.

Salaries and Benefits

For the three month periods ended December 31, 2024 and 2023, salary and benefits were $280,711 and $259,194, respectively. This represents an increase of 8%. Salary and benefits are comprised of cash and equity based compensation of the Company’s executive and corporate administration teams. The increase primarily reflects increases to base salaries paid to employees in the three month period ended December 31, 2024 compared to the three month period ended December 31, 2023. Included in the salary and benefits expense amount for the three months ended December 31, 2024 and 2023 was non-cash equity based compensation of $46,077 and $40,084, respectively.

For the six months ended December 31, 2024 and 2023, salary and benefits were $569,191 and $538,790, respectively. This represents an increase of 6% or $30,401. Salary and benefits are comprised of cash and equity based compensation of the Company’s executive and corporate administration teams. The increase primarily reflects increases to base salaries paid to employees in the six months ended December 31, 2024 compared to the six months ended December 31, 2023. Included in the salary and benefits expense amount for the six months ended December 31, 2024 and 2023 was non-cash equity based compensation of $93,907 and $103,337, respectively.

Directors’ Compensation

For the three month periods ended December 31, 2024 and 2023, directors’ compensation expenses were $48,447 and $28,951, respectively. This represents an increase of 67%. Directors’ compensation consists of cash and stock-based compensation of the Company’s board of directors. The increase reflects higher equity based compensation recorded in the current quarter compared to the prior year’s comparable period.

For the six months ended December 31, 2024 and 2023, directors' compensation expenses were $99,978 and $57,984, respectively. This represents an increase of 72%. The increase reflects higher equity based compensation recorded in the current quarter compared to the prior year’s comparable period.

Professional Fees and General and Administration

For the three months ended December 31, 2024 and 2023, professional fees were $85,234 and $98,315, respectively. This represents a decrease of $13,081. The decrease was mainly due legal fees incurred in the previous period that were not incurred in the previous year comparable period. Professional fees include legal, audit, advisory and consultant expenses incurred on corporate and operational activities being performed by the Company on a period-by-period basis.

For the three months ended December 31, 2024 and 2023, general and administration expenses decreased by 3% to $178,949 from $184,727. The decrease in general and administration expenses from the previous year’s comparable period was mainly due to lower travel costs.

For the six months ended December 31, 2024 and 2023, professional fees were $257,231 and $153,567, respectively. This represents an increase of $103,664. The increase was mainly due to consulting fees and legal fees incurred in the current period that were not incurred in the previous year comparable period. Professional fees include legal, audit, advisory and consultant expenses incurred on corporate and operational activities being performed by the Company on a period-by-period basis.

For the six months ended December 31, 2024 and 2023, general and administration expenses increased by 14% to $367,260 from $321,866. The increase in general and administration expenses from the previous year’s comparable period was mainly due to higher insurance costs.

Liquidity and Capital Resources

As an exploration and development company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand. At December 31, 2024, we had cash and cash equivalents of $3,405,400 compared to $5,423,059 as at June 30, 2024. As of December 31, 2024, we had working capital of approximately $3,716,907. Our plans to manage our liquidity position is described below under Going Concern and Capital Resources.

In May 2020, the Company established an $8.0 million “at the market” equity offering program with Cantor Fitzgerald & Co. ("Cantor") and Canaccord Genuity LLC to proactively increase its financial flexibility. In May 2024, the Company established a new $7 million "at the market" offering program with Cantor and A.G.P./Alliance Global Partners. During the six months ended December 31, 2024, the Company issued shares 252,052 under the program for net proceeds of $104,228.

The main uses of cash for the six months ended December 31, 2024 were:

•
Cash used in operating activities of $2,062,789 were mainly used to fund our permitting and exploration activities at our projects, salary and benefits costs of our employees and ongoing general and administration costs.
•
Cash used in investing activities of $59,098 for the purchase of computer equipment and purchase of mineral property.

In addition to cash used in operating and investing activities, the Company received cash during the six months ended December 31, 2024 as follows:

•
Cash provided by financing activities of $104,228 from sales under the ATM program.

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

•
$1.95 million on the Grassy Mountain Project state and federal permitting activities

For any interest that accrues and is owing on the outstanding Debenture, the Company expects to elect to pay the quarterly-annual interest payment in shares of its Common Stock.

Subsequent to February 12, 2025, the Company expects to fund operations as follows:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART IV

Item 6. Exhibits.

(a)
Index to Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Paramount Gold Nevada Corp.

Date: February 12, 2025	By:	/s/ Rachel Goldman
Rachel Goldman
Chief Executive Officer

Date: February 12, 2025	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer