Form 10-Q
period 2025-03-31
Paramount Gold Nevada Corp.
filed 2025-05-12
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s Common Stock outstanding, $0.01 par value per share, as of May 9, 2025 was 71,449,150.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	PZG	NYSE American

Table of Contents

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Interim Balance Sheets as of March 31, 2025 (Unaudited) and June 30, 2024	2
	Condensed Consolidated Interim Statements of Operations for the Three and Nine Months Ended March 31, 2025 (Unaudited) and March 31, 2024 (Unaudited)	3
	Condensed Consolidated Interim Statements of Stockholders’ Equity for the Three and Nine Months Ended March 31, 2025 (Unaudited) and Three and Nine Months Ended March 31, 2024 (Unaudited)	4
	Condensed Consolidated Interim Statement of Cash Flows for the Nine Months Ended March 31, 2025 (Unaudited) and March 31, 2024 (Unaudited)	5
	Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	21

PART II	OTHER INFORMATION
Item 1A.	Risk Factors	22
Item 4.	Mine Safety Disclosures	22
Item 6.	Exhibits	23

Signatures	Directors, Executive Officers and Corporate Governance	24

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

(Unaudited)

	March 31, 2025	June 30, 2024
Assets
Current Assets
Cash and cash equivalents	$2,139,516	$5,423,059
Prepaid expenses and deposits	704,114	1,319,743
Total Current Assets	2,843,630	6,742,802
Non-Current Assets
Mineral properties	49,219,413	49,069,413
Reclamation bonds	546,176	546,176
Property and equipment	10,238	3,221
Total Non-Current Assets	49,775,827	49,618,810
Total Assets	$52,619,457	$56,361,612
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$541,422	$563,806
Reclamation and environmental obligation, current portion	120,000	120,000
Total Current Liabilities	661,422	683,806
Non-Current Liabilities
Debt liability of royalty convertible debenture, net	11,587,039	11,456,523
Derivative liability of royalty convertible debenture	3,818,034	3,642,105
Deferred tax liability	273,450	273,450
Reclamation and environmental obligation, non-current portion	2,240,082	2,150,288
Total Non-Current Liabilities	17,918,605	17,522,366
Total Liabilities	18,580,027	18,206,172
Commitments and Contingencies (Note 11)
Stockholders' Equity
Common stock, par value $0.01, 200,000,000 authorized shares, 70,874,776 issued and outstanding at March 31, 2025 and 200,000,000 authorized shares, 65,044,305 issued and outstanding at June 30, 2024	708,748	650,444
Additional paid in capital	121,930,855	119,883,235
Accumulated deficit	(88,600,173)	(82,378,239)
Total Stockholders' Equity	34,039,430	38,155,440
Total Liabilities and Stockholders' Equity	$52,619,457	$56,361,612

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024

Expenses
Exploration and development	$733,906	$713,404	$1,506,315	$1,530,533
Reclamation	14,193	252,534	84,550	2,469,126
Land holding costs	185,408	157,143	538,362	471,429
Professional fees	109,901	52,156	367,132	205,722
Salaries and benefits	691,666	675,952	1,260,857	1,214,742
Directors' compensation	178,433	90,076	278,411	148,059
General and administrative	237,044	149,332	604,305	471,199
Accretion	45,619	110,558	179,794	331,676
Total Expenses	2,196,170	2,201,155	4,819,726	6,842,486
Net Loss Before Other Expense	2,196,170	2,201,155	4,819,726	6,842,486
Other Expense (Income)
Other income	—	(1,088,339)	(6,217)	(2,391,152)
Change in derivative liability on royalty convertible debenture	11,874	278,556	175,929	278,556
Interest expense	418,506	422,673	1,272,184	732,874
Interest income	(8,243)	—	(39,688)	—
Net Loss	$2,618,307	$1,814,045	$6,221,934	$5,462,764

Loss per Common Share
Basic and diluted	$0.04	$0.03	$0.09	$0.09

Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic and diluted	67,913,798	60,473,988	66,415,620	58,610,160

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

	Shares (#)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2024	65,044,305	$650,444	$119,883,235	$(82,378,239)	$38,155,440
Stock based compensation	—	—	62,205	—	62,205
Capital issued for financing	114,918	1,149	45,209	—	46,358
Capital issued for payment of interest	898,888	8,989	374,345	—	383,334
Net loss	—	—	—	(1,572,138)	(1,572,138)
Balance at September 30, 2024	66,058,111	$660,582	$120,364,994	$(83,950,377)	$37,075,199
Stock based compensation	—	—	$60,451	—	60,451
Capital issued for financing	137,134	$1,371	$56,499	—	57,870
Capital issued for payment of interest	1,226,529	$12,265	$371,069	—	383,334
Net Loss	—	—	—	(2,031,489)	(2,031,489)
Balance at December 31, 2024	67,421,774	$674,218	$120,853,013	$(85,981,866)	$35,545,365
Stock based compensation	1,478,000	14,780	$387,256	—	402,036
Capital issued for financing	906,257	$9,063	$326,273	—	335,336
Capital issued for payment of interest	1,068,745	$10,687	$364,313	—	375,000
Net Loss	—	—	—	(2,618,307)	(2,618,307)
Balance at March 31, 2025	70,874,776	$708,748	$121,930,855	$(88,600,173)	$34,039,430

	Shares (#)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2023	54,812,248	$548,124	$116,613,503	$(74,321,794)	$42,839,833
Stock based compensation	—	—	66,684	—	66,684
Capital issued for financing	3,515,257	35,153	1,053,375	—	1,088,528
Capital issued for payment of interest	553,141	5,531	154,882	—	160,413
Net loss	—	—	—	(2,074,160)	(2,074,160)
Balance at September 30, 2023	58,880,646	$588,808	$117,888,444	$(76,395,954)	$42,081,298
Stock based compensation	—	—	43,431	—	43,431
Capital issued for financing	246,258	2,463	49,661	—	52,124
Capital issued for payment of interest	558,430	5,584	176,840	—	182,424
Net Loss	—	—	—	(1,574,559)	(1,574,559)
Balance at December 31, 2023	59,685,334	$596,855	$118,158,376	$(77,970,513)	$40,784,718
Stock based compensation	702,000	7,020	142,190	—	149,210
Capital issued for financing	500,000	5,000	22,241	—	27,241
Capital issued for payment of interest	1,077,636	10,776	385,057	—	395,833
Net Loss	—	—	—	(1,814,045)	(1,814,045)
Balance at March 31, 2024	61,964,970	$619,651	$118,707,864	$(79,784,558)	$39,542,957

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2025	2024
Net Loss	$(6,221,934)	$(5,462,764)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	2,081	1,020
Stock based compensation	524,692	259,325
Amortization of debt issuance costs	130,516	48,368
Non-cash interest expense	1,141,668	584,902
Accretion expense	179,794	331,676
Settlement of asset retirement obligations	(90,000)	(90,000)
Change in derivative liability	175,929	278,556
Effect of changes in operating working capital items:
Change in prepaid expenses	615,629	696,615
Change in accounts payable	(22,384)	287,488
Cash used in operating activities	(3,564,009)	(3,064,814)
Cash flows from investing activities:
Purchase of mineral properties	(150,000)	(100,000)
Purchase of equipment	(9,098)	—
Cash used in investing activities	(159,098)	(100,000)
Cash flows from financing activities
Capital issued for financing, net of share issuance costs	439,564	1,167,893
Proceeds from royalty convertible debenture	—	15,000,000
Royalty convertible debenture issuance costs	—	(870,111)
Repayment of 2019 convertible notes	—	(4,277,690)
Repayment of notes payable, related parties	—	(1,667,833)
Cash provided by financing activities	439,564	9,352,259

Change in cash during period	(3,283,543)	6,187,445
Cash at beginning of period	5,423,059	824,920
Cash at end of period	$2,139,516	$7,012,365

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

Subsequent to May 12, 2025, the Company expects to fund operations as follows:

•
Existing cash on hand and working capital.
•
The existing ATM with Cantor Fitzgerald & Co. and A.G.P/Alliance Global Partners.
•
Insurance proceeds to fund reclamation and environmental obligations at its Sleeper Gold Project.
•
Equity financings and sale of royalties.

At March 31, 2025, the Company’s cash balance was $2,139,516.

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

Our financial instruments include cash and cash equivalents, accounts payable, accrued liabilities, the royalty conversion feature on the Debenture (see Note 6) and convertible debt. Due to their short maturity of our cash and cash equivalents, accounts payable and accrued liabilities, we believe that their carrying amounts approximate fair value as of March 31, 2025 and June 30, 2024.

The Company determined that the Royalty conversion feature (Note 6) embedded in the Debenture is required to be accounted for separately from the Debenture as a derivative liability and recorded at fair value and the remaining value allocated to the Debenture net the unamortized debt issuance costs. The derivative liability will be fair valued at each reporting period, with changes in fair value recorded as a gain or loss in the Consolidated Statement of Operations. During the three and nine month periods ended March 31, 2025, the fair value derivative liability increased by $11,874 and $175,929, respectively, and it was recorded in Change in derivative liability on royalty convertible debenture on the Condensed Consolidated Interim Statement of Operations.

As of March 31, 2025, the Royalty conversion feature is recorded at $3,818,034 (June 30, 2024 - $3,642,105) and is valued based on Level 3 inputs. Several steps were used to calculate the fair value of the Royalty conversion feature on the Debenture. First utilizing the Royalty Agreement's royalty rate of 4.75% for the life of mine, the annual gross royalty amounts were calculated from estimated expected gross revenues of the proposed Grassy Mountain Mine. The annual royalty amounts were discounted using a long term stock market rate of return of 10%. Second, a Black-Scholes model was used to calculate the fair value of the conversion option. The key assumptions in valuing the royalty conversion option derivative include:

	March 31, 2025	At June 30, 2024
Cumulative present value of royalty stream	$16,314,011	$15,188,299
Conversion threshold is set as the value of the Debenture	$15,000,000	$15,000,000
Term in years	3.99	4.49
Volatility (A five year portfolio volatility of gold and silver, weighted by relative value in the project, is used as the historical volatility for the royalty stream)	14.72%	16.65%
Risk-Free Rate (Derived from a term-matched coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve)	3.84%	4.27%
Dividend yield[1]	0%	0%

1.
Dividend yield is set to 0% as no value of the royalty is lost given that production is assumed to begin in year 5

Note 4. Non-Cash Transactions

For the three months ended March 31, 2025, the Company issued 1,068,745 shares of common stock for payment of interest accrued on its outstanding Royalty Convertible Debenture with a fair value of $375,000.

For the three months ended March 31, 2024, the Company issued 1,077,636 shares of common stock for payment of interest accrued on its outstanding Royalty Convertible Debenture with a fair value of $395,833.

For the nine months ended March 31, 2025, the Company issued 3,194,162 shares of common stock for payment of interest accrued on its outstanding Royalty Convertible Debenture with a fair value of $1,141,668.

For the nine months ended March 31, 2024, the Company issued 2,189,207 shares of common stock for payment of interest accrued on its outstanding debt (Note 6) with a fair value of $738,670.

Note 5. Capital Stock

Authorized Capital

Authorized capital stock consists of 200,000,000 common shares with par value of $0.01 per common share as of March 31, 2025 (June 30, 2024 – 200,000,000 common shares with par value $0.01 per common share).

For the three months ended March 31, 2025, the Company issued 906,257 shares of common stock from its ATM program for net proceeds of $335,336 and issued 1,068,745 shares of common stock for payment of interest accrued on its outstanding Royalty Convertible Debenture (Note 6) with a fair value of $375,000.

For the three months ended March 31, 2024, the Company issued 500,000 shares of common stock from its ATM program for net proceeds of $27,241 and issued 1,077,636 shares of common stock for payment of interest accrued (Note 6) with a fair value of $395,833.

For the nine months ended March 31, 2025, the Company issued 1,158,309 shares of common stock from its ATM program for net proceeds of $439,564 and issued 3,194,162 shares of common stock for payment of interest accrued on its outstanding Royalty Convertible Debenture (Note 6) with a fair value of $1,141,668.

For the nine months ended March 31, 2024, the Company issued 4,261,515 shares of common stock from its ATM program for net proceeds of $1,167,893 and issued 2,189,207 shares of common stock for payment of interest accrued (Note 6) with a fair value of $738,670.

Stock Options, Restricted Stock Units and Stock Based Compensation

Paramount’s 2015 and 2016 Stock Incentive and Compensation Plans, which are stockholder-approved, permits the grant of stock options, restricted stock units and stock to its employees and directors for up to 5.5 million shares of common stock.

Total stock-based compensation for the nine months ended March 31, 2025 and 2024 were $524,692 and $259,325, respectively.

Restricted Stock Grants

During the three and nine months ended March 31, 2025, the Company granted and issued 90,000 restricted shares of Common Stock under its equity compensation plan with a fair value of $31,860.

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

For the nine months ended March 31, 2025, the Company did not grant stock options (nine months ended March 31, 2024 – nil).

For the three months ended March 31, 2025, share-based compensation expense relating to service condition options and performance condition options was $nil and $930, respectively (2024 -$nil and $974).

For the nine months ended March 31, 2025, share-based compensation expense relating to service condition options and performance condition options was $nil and $3,328, respectively (2024 - $nil and $3,643).

A summary of stock option activity under the Stock Incentive and Compensation Plans as of March 31, 2025 is presented below:

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2023	1,405,000	$1.05	2.06	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2024	1,405,000	$1.05	1.06	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(630,000)	1.00	—	—
Outstanding at March 31, 2025	775,000	$1.09	0.78	$—
Exercisable at March 31, 2025	564,164	$1.08	0.83	$—

A summary of the status of Paramount’s non-vested options at March 31, 2025 is presented below:

Non-vested Options	Options	Weighted- Average Grant- Date Fair Value
Non-vested at June 30, 2023	458,336	$0.47
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Non-vested at June 30, 2024	458,336	$0.47
Granted	—	—
Vested	—	—
Forfeited or expired	(247,500)	0.41
Non-vested at March 31, 2025	210,836	$0.57

The total fair value of stock based compensation that vested related to outstanding stock options during the nine months ended March 31, 2025 and 2024, was nil and nil, respectively.

Restricted Stock Units ("RSUs")

RSUs are awards for service and performance which upon vesting and settlement entitle the recipient to receive one common share of the Company's Common Stock for no additional consideration, for each RSU held.

For the nine months ended March 31, 2025 and 2024, the Company granted 1,058,000 and 1,360,000 RSUs, respectively.

For the three months ended March 31, 2025, share-based compensation expenses related to service condition RSUs and performance condition RSUs was $390,183 and $(20,938), respectively (2024 - $32,814 and $9,512). For the three months ending March 31, 2025, share-based compensation for performance-based RSUs is reduced by $49,950 due to forfeited RSUs that didn't meet performance conditions.

For the nine months ended March 31, 2025, share-based compensation expenses related to service condition RSUs and performance condition RSUs was $455,839 and $33,665, respectively (2024 - $76,307 and $31,138). For the nine months ending March 31, 2025, share-based compensation for performance-based RSUs is reduced by $49,950 due to forfeited RSUs that didn't meet performance conditions.

A summary of RSUs activity is summarized as follows:

Restricted Share Unit Activity	Outstanding RSUs	Weighted average grant date fair value
Outstanding at June 30, 2023	980,500	$0.43
Granted	1,360,000	0.28
Vested	(615,500)	0.42
Forfeited	—	—
Outstanding at June 30, 2024	1,725,000	$0.31
Granted	1,058,000	0.35
Vested	(1,388,000)	0.35
Forfeited	(225,000)	0.22
Outstanding at March 31, 2025	1,170,000	$0.37

As of March 31, 2025, there was approximately $147,443 of unamortized stock-based compensation expense related to outstanding RSUs. The expenses are expected to be recognized over the remaining weighted-average vesting periods of approximately 1.12 year.

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

If the Royalty is issued, Paramount has the option to buy back 50% of the Royalty by paying either $11.25 million on the second (2nd) anniversary of the Royalty or $12.375 million on the third (3rd) anniversary. The Company’s obligations under the Debenture are secured by a pledge of the assets of the Company and its subsidiaries, including without limitation by deeds of trust with respect to the Grassy Mountain project and the Company’s Nevada property, Sleeper. The Company is required to maintain a positive cash balance at all times and shall maintain a positive adjusted working capital amount at the end of each fiscal quarter commencing with the fiscal quarter March 31, 2024. At March 31, 2025, Paramount was in compliance with these loan covenants.

The Company has accounted for the Royalty Conversion Option and related Buyback Provision as an embedded derivative in accordance with ASC 815 and recorded the derivative as a separate liability at fair value. The fair value of the derivative was $3,818,034 at March 31, 2025 and $3,642,105 at June 30, 2024 (Note 3).

At March 31, 2025 and June 30, 2024, the Debenture consisted of the following:

	March 31, 2025	June 30, 2024

Debt liability of royalty convertible debenture before issuance costs	$12,239,622	$12,239,622
Less: unamortized issuance costs	(652,583)	(783,099)
Net debt liability of royalty convertible debenture	11,587,039	11,456,523
Derivative liability of royalty convertible debenture	3,818,034	3,642,105
	$15,405,073	$15,098,628

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

Interest Expense

The following table summarizes the components of recorded interest expense:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Nine Months Ended March 31, 2025	Nine Months Ended March 31, 2024
Royalty Convertible Debenture	$375,000	$379,167	$1,141,668	$395,834
2019 Secured Convertible Notes (1)	—	—	—	200,236
Bridge Promissory Note (2)	—	—	—	88,436
Amortization of issuance costs on Royalty Convertible Debenture	43,506	43,506	130,516	43,506
Amortization of discount and debt issuance costs on 2019 Secured Convertible Notes	—	—	—	4,862
Total	$418,506	$422,673	$1,272,184	$732,874

(1) The 2019 Secured Convertible Notes ("2019 Note") were repaid in December 2023. The 2019 Notes bore and interest rate of 7.5% per annum.

(2) The Bridge Promissory Note ("Bridge Note") was repaid in December 2023. The Bridge Note bore an interest rate of 12% per annum.

Note 7. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	March 31, 2025	June 30, 2024
Sleeper and other Nevada based Projects	$25,783,685	$25,733,685
Grassy Mountain and other Oregon based Projects	23,435,728	23,335,728
	$49,219,413	$49,069,413

Sleeper:

Sleeper is located in Humboldt County, Nevada, approximately 26 miles northwest of the town of Winnemucca.

Grassy Mountain:

The Grassy Mountain Project is located in Malheur County, Oregon, approximately 22 miles south of Vale, Oregon, and roughly 70 miles west of Boise, Idaho.

Other Oregon Based Projects:

During the three month period ended March 31, 2025, the Company made a payment to Nevada Select in the amount of $100,000 and completed the purchase of the Frost Claims.

Other Nevada Based Projects:

During the nine month period ended March 31, 2025, the Company made a payment to Nevada Select in the amount of $50,000 under its option agreement to purchase the Bald Peak Claims.

Impairment of Mineral Properties

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the three and nine months ended March 31, 2025, no events or changes in circumstance are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no interim impairment was necessary.

Note 8. Reclamation and Environmental

Reclamation and environmental costs are based principally on legal requirements. Management estimates costs associated with reclamation of mineral properties and properties under mine closure. On an ongoing basis the Company evaluates its estimates and assumptions; however, actual amounts could differ from those based on estimates and assumptions.

The Company has posted several cash bonds as financial security to satisfy reclamation requirements. The balance of posted cash reclamation bonds at March 31, 2025 is $546,176 (June 30, 2024 - $546,176).

Paramount is responsible for managing the reclamation activities from the previous mine operations at the Sleeper Gold Mine as directed by the BLM and the Nevada State Department of Environmental Protection (“NDEP”). Paramount has estimated the undiscounted reclamation costs for existing disturbances at the Sleeper Gold Project required by the BLM to be $3,822,047. These costs are expected to be incurred between the calendar years 2025 and 2060. At March 31, 2025, Paramount has also estimated undiscounted reclamation cost as required by the NDEP to be $2,301,259. These costs are expected to be incurred between calendar years 2025 and 2041. The sum of expected costs by year are discounted using the Company’s credit adjusted risk free interest rate from the time it expects to pay for the reclamation to the time it incurs the obligation. The asset retirement obligation for the Sleeper Gold Project recorded on the balance sheet is equal to the present value of the estimated reclamation costs as required by both the BLM and NDEP.

The following variables were used in the calculation for the periods ending March 31, 2025 and June 30, 2024:

	Nine Months Ended March 31, 2025	Year Ended June 30, 2024
Weighted-average credit adjusted risk free rate	9.93%	9.93%
Weighted-average inflation rate	2.53%	2.53%

Changes to the Company’s reclamation and environmental costs for the Sleeper Gold Mine for the nine month period ended March 31, 2025 and the year ended June 30, 2024 are as follows:

	Nine Months Ended March 31, 2025	Year Ended June 30, 2024
Balance at beginning of period	$2,270,288	$4,436,902
Accretion expense	179,794	442,234
Additions and change in estimates	—	(84,295)
Settlements	(90,000)	(2,524,553)
Balance at end of period	$2,360,082	$2,270,288

The balance of the reclamation and environmental obligation of $2,360,082 at March 31, 2025 (June 30, 2024 -$2,270,288) is comprised of a current portion of $120,000 (June 30, 2024 -$120,000) and a non-current portion of $2,240,082 (June 30, 2024 - $2,150,288).

The Company recorded an accretion expense for the three and nine months ended March 31, 2025 of $45,619 and $179,794, respectively, (three and nine months ended March 31, 2024 of $110,558 and $331,676, respectively).

Note 9. Other Income

The Company’s other income details for the three and nine months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Nine Months Ended March 31, 2025	Nine Months Ended March 31, 2024
Reimbursement of reclamation costs	—	$1,088,339	$—	$2,381,272
Leasing of water rights to third party	—	—	6,217	6,095
Restitution payment	—	—	—	3,785
Total	$—	$1,088,339	$6,217	$2,391,152

The proceeds the Company receives from its reclamation insurance policy for government mandated reclamation at its Sleeper Gold Project is recorded as other income. The corresponding expenses the Company incurs for performing these reclamation expenses are included in exploration costs on the Condensed Consolidated Interim Statement of Operations.

Note 10. Segmented Information

Segmented information has been compiled based on the material mineral properties in which the Company performs exploration activities.

Expenses by material project for the three and nine months ended March 31, 2025:

	Exploration and Development Expenses		Reclamation Expenses		Land Holding Costs
	Three Months Ended March 31, 2025	Nine Months Ended March 31, 2025	Three Months Ended March 31, 2025	Nine Months Ended March 31, 2025	Three Months Ended March 31, 2025	Nine Months Ended March 31, 2025
Sleeper Gold Project and other Nevada based Projects	$57,655	$135,958	$14,193	$84,550	$142,235	$412,039
Grassy Mountain Project and other Oregon based Projects	676,251	1,370,357	—	—	43,173	126,323
	$733,906	$1,506,315	$14,193	$84,550	$185,408	$538,362

Expenses by material project for the three and nine months ended March 31, 2024:

	Exploration and Development Expenses		Reclamation Expenses		Land Holding Costs
	Three Months Ended March 31, 2024	Nine Months Ended March 31, 2024	Three Months Ended March 31, 2024	Nine Months Ended March 31, 2024	Three Months Ended March 31, 2024	Nine Months Ended March 31, 2024
Sleeper Gold Project and other Nevada based Projects	$108,688	$359,699	$252,534	$2,469,126	$118,765	$356,294
Grassy Mountain Project and other Oregon based Projects	604,716	1,170,834	—	—	38,378	115,135
	$713,404	$1,530,533	$252,534	$2,469,126	$157,143	$471,429

Carrying values of mineral properties by material projects:

`	As At March 31, 2025	As At June 30, 2024
Sleeper Gold Project and other Nevada based Projects	$25,783,685	$25,733,685
Grassy Mountain Project and other Oregon based Projects	23,435,728	23,335,728
	$49,219,413	$49,069,413

Additional operating expenses incurred by the Company are treated as corporate overhead with the exception of accretion expense which is discussed in Note 8.

Note 11. Commitments and Contingencies

Other Commitments

Paramount has an agreement to acquire 44 mining claims (“Cryla Claims”) covering 589 acres located immediately to the west of the proposed Grassy Mountain site from Cryla LLC. Paramount is obligated to make annual lease payments of $60,000 per year until 2043 with an option to purchase the Cryla Claims for $560,000 at any time. The term of the agreement is 25 years and commenced in 2018. In the event Paramount exercises its option to acquire the Cryla Claims, all annual payments shall be credited against a production royalty that will be based on a prevailing price of the metals produced from the Cryla Claims. The royalty rate ranges between 2% and 4% based on the daily price of gold. The agreement with Cryla can be terminated by Paramount at any time. All lease payments under the agreement are up-to-date and no other payments were made during the nine months ended March 31, 2025. The Cryla Claims are without known mineral reserves and there is no current exploratory work being performed.

Paramount has an agreement with Nevada Select Royalty to purchase 100% of the Frost Claims, which consists of 40 mining claims located approximately 12 miles west of its Grassy Mountain Project. Nevada Select will retain a 2% NSR on the Frost Claims and Paramount has the right to reduce the NSR to 1% for a payment of $1 million. During the three month period ended March 31, 2025, the Company completed the purchase of the Frost Claims for a total consideration of $250,000 by making the final required payment of $100,000 to Nevada Select. The Frost Claims are without known mineral reserves.

The Company has an agreement with Nevada Select to purchase the Bald Peak mining claims in the States of Nevada and California for a total consideration of $300,000. Payments under the agreement will be based on achieving certain events over time. Upon signing the agreement Paramount made a payment to Nevada Select of $20,000. During the nine month period ended March 31, 2025, a payment was made to Nevada Select for $50,000 under the terms of the agreement. All payments under the agreement are up to date as of March 31, 2025. The Bald Peak Claims are without known mineral reserves.

Seabridge Gold Inc. ("Seabridge") holds a Net Profit Interest ("NPI") put option in which during the 30-day period immediately following the day that the Company has delivered notice to Seabridge that a positive production decision has been made and construction financing has been secured with respect to the Grassy Mountain Project, Seabridge may cause the Company to purchase the NPI for CDN$10,000,000. If Seabridge exercises the right to cause the Company to purchase the NPI, the Company would likely need to seek additional equity or other financing to fund the purchase, which financing may not be available to the Company on favorable terms or at all. As of March 31, 2025, Seabridge holds approximately 3.81% of the outstanding common stock of the Company and three members of Paramount's board of directors are either officers or directors of Seabridge.

Note 12. Subsequent Events

Subsequent to the period ended March 31, 2025, the Company sold 574,374 shares on the ATM for net proceeds of $217,922.

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

Overview

We are a company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon. We enhance the value of our projects by implementing exploration and engineering programs that have the goal to expand and upgrade known mineralized material to reserves. The following discussion updates our outlook and plan of operations for the foreseeable future. It also analyzes our financial condition and summarizes the results of our operations for the three and nine months ended March 31, 2025 and compares these results to the results of the prior year three and nine months ended March 31, 2024.

Operating Highlights:

For the three and nine months ended March 31, 2025, the Company highlights include:

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

Comparison of Operating Results for the nine months ended March 31, 2025 and 2024

We did not earn any revenue from mining operations for the nine months ended March 31, 2025 and 2024.

Net Loss

Our net loss for the three months ended March 31, 2025 was $2,618,307 compared to a net loss of $1,814,045 in the three months ended March 31, 2024. The drivers of the increase in net loss of 44% are fully described below.

Our net loss for the nine months ended March 31, 2025 was $6,221,934 compared to a net loss of $5,462,764 in the nine months ended March 31, 2024. The drivers of the increase in net loss of 14% are fully described below.

The Company expects to incur losses for the foreseeable future as we continue with our planned exploration and development programs.

Expenses

Exploration, Development, Reclamation and Land Holding Costs

For the three months ended March 31, 2025 and 2024, exploration expenses were $733,906 and $713,404, respectively. This represents an increase of 3% or $20,502. Expenses related to our exploration or development activities are generally not comparable from period to period as activities will vary based on several factors. At Grassy Mountain, the Company continued with permitting activities with state and federal permitting agencies and these expenses totaled $676,251. At Sleeper, expenses of $57,655 were related to general maintenance of operations and mining claims.

For the three months ended March 31, 2025 and 2024, reclamation expenses were $14,193 and $252,534, respectively. This represents a decrease of 94% or $ 238,341. The decrease in reclamation expenses reflects that in the previous year's comparable period the Company was conducting a one-time conversion of historical mining collection ponds to e-cell conversion ponds. This work was substantially completed in the previous fiscal year. On-going regular monitoring activities for the Sleeper Gold Project continue year to year.

For the three months ended March 31, 2025 and 2024, land holding costs were $185,408 and $157,143, respectively. The increase in land holding costs of $28,265 from the previous period relates to the increase in holding costs per claim enacted by the BLM commencing in September 2024.

For the nine months ended March 31, 2025 and 2024, exploration expenses were $1,506,315 and $1,530,533, respectively. This represents a decrease of 2% or $24,218. Expenses related to our exploration or development activities are generally not comparable from period to period as activities will vary based on several factors. At Grassy Mountain the Company continued with permitting activities with state and federal permitting agencies. These expenses totaled $1,370,357. At Sleeper, the Company completed an updated TRS with expenses totaling $135,958.

For the nine months ended March 31, 2025 and 2024, reclamation expenses were $84,550 and $2,469,126, respectively. This represents a decrease of 97% or $2,384,576. The decrease in reclamation expenses reflects that in the previous year's comparable period the Company was conducting a one-time conversion of historical mining collection ponds to e-cell conversion ponds. This work was substantially completed in the previous fiscal year. On-going regular monitoring activities for the Sleeper Gold Project continue year to year.

For the nine months ended March 31, 2025 and 2024, land holding costs were $538,362 and $471,429, respectively. This represents an increase of 14% or $66,933. The increase in land holding costs of $66,933 from the previous period relates to the increase in holding costs per claim enacted by the BLM commencing in September 2024.

Salaries and Benefits

For the three month periods ended March 31, 2025 and 2024, salary and benefits were $691,666 and $675,952, respectively. This represents an increase of 2%. Salary and benefits are comprised of cash and equity based compensation of the Company’s executive and corporate administration teams. The net increase is primarily due to lower bonuses paid to employees, offset by higher stock-based compensation in the three month period ended March 31, 2025 compared to the three month period ended March 31, 2024. Included in the salary and benefits expense amount for the three months ended March 31, 2025 and 2024 was non-cash equity based compensation applicable to executive and administration employees of $232,545 and $65,134, respectively.

For the nine months ended March 31, 2025 and 2024, salary and benefits were $1,260,857 and $1,214,742, respectively. This represents an increase of 4% or $46,115. Salary and benefits are comprised of cash and equity based compensation of the Company’s executive and corporate administration teams. The net increase is primarily due to lower bonuses paid offset by higher stock-based compensation in the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024. Included in the salary and benefits expense amount for the nine months ended March 31, 2025 and 2024 was non-cash equity based compensation applicable to executive and administration employees of $326,452 and $168,471, respectively.

Directors’ Compensation

For the three month periods ended March 31, 2025 and 2024, directors’ compensation expenses were $178,433 and $90,076, respectively. This represents an increase of 98%. Directors’ compensation consists of cash and stock-based compensation of the Company’s board of directors. The increase reflects higher equity based compensation recorded in the current quarter compared to the prior year’s comparable period.

For the nine months ended March 31, 2025 and 2024, directors' compensation expenses were $278,411 and $148,059, respectively. This represents an increase of 88%. The increase reflects higher equity based compensation recorded in the current quarter compared to the prior year’s comparable period.

Professional Fees and General and Administration

For the three months ended March 31, 2025 and 2024, professional fees were $109,901 and $52,156, respectively. This represents an increase of $57,745. The increase was mainly due legal fees incurred in the previous period that were not incurred in the previous year comparable period. Professional fees include legal, audit, advisory and consultant expenses incurred on corporate and operational activities being performed by the Company on a period-by-period basis.

For the three months ended March 31, 2025 and 2024, general and administration expenses increased by 59% to $237,044 from $149,332. The increase in general and administration expenses from the previous year’s comparable period was mainly due to higher insurance, travel and investor relations costs.

For the nine months ended March 31, 2025 and 2024, professional fees were $367,132 and $205,722, respectively. This represents an increase of $161,410. The increase was mainly due to consulting fees and legal fees incurred in the current period that were not incurred in the previous year comparable period. Professional fees include legal, audit, advisory and consultant expenses incurred on corporate and operational activities being performed by the Company on a period-by-period basis.

For the nine months ended March 31, 2025 and 2024, general and administration expenses increased by 28% to $604,305 from $471,199. The increase in general and administration expenses from the previous year’s comparable period was mainly due to higher insurance, travel and investor relations costs.

Liquidity and Capital Resources

As an exploration and development company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand. At March 31, 2025, we had cash and cash equivalents of $2,139,516 compared to $5,423,059 as at June 30, 2024. As of March 31, 2025, we had working capital of approximately $2,182,208. Our plans to manage our liquidity position is described below under Going Concern and Capital Resources.

In May 2020, the Company established an $8.0 million “at the market” equity offering program with Cantor Fitzgerald & Co. ("Cantor") and Canaccord Genuity LLC to proactively increase its financial flexibility. In May 2024, the Company established a new $7 million "at the market" offering program with Cantor and A.G.P./Alliance Global Partners. During the nine months ended March 31, 2025, the Company issued shares 1,158,309 under the program for net proceeds of $439,564.

The main uses of cash for the nine months ended March 31, 2025 were:

•
Cash used in operating activities of $3,564,009 were mainly used to fund our permitting and exploration activities at our projects, salary and benefits costs of our employees and ongoing general and administration costs.
•
Cash used in investing activities of $159,098 for the purchase of computer equipment and purchase of mineral property.

In addition to cash used in operating and investing activities, the Company received cash during the nine months ended March 31, 2025 as follows:

•
Cash provided by financing activities of $439,564 from sales under the ATM program.

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

•
$2.5 million on the Grassy Mountain Project state and federal permitting activities

For any interest that accrues and is owing on the outstanding Debenture, the Company expects to elect to pay the quarterly-annual interest payment in shares of its Common Stock.

Subsequent to May 12, 2025, the Company expects to fund operations as follows:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART IV

Item 6. Exhibits.

(a)
Index to Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Paramount Gold Nevada Corp.

Date: May 12, 2025	By:	/s/ Rachel Goldman
Rachel Goldman
Chief Executive Officer

Date: May 12, 2025	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer