Form 10-K
period 2025-06-30
Paramount Gold Nevada Corp.
filed 2025-09-25
CIK 1629210

-8UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the NYSE American LLC on December 31, 2024, was $18,016,213.

The number of shares of Registrant’s Common Stock outstanding as of September 24, 2025 was 77,567,304.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Report where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

INITIAL PUBLIC OFFERING AND ORGANIZATIONAL TRANSACTIONS

On April 17, 2015, we entered into the previously disclosed separation and distribution agreement (the “Separation Agreement”) with Paramount Gold and Silver Corp. (“PGSC”), to effect the separation (the “separation”) of the Company from PGSC, and to provide for the allocation between the Company and PGSC of the Company’s and PGSC’s assets, liabilities and obligations attributable to periods prior to, at, and after the separation.

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

OVERVIEW OF PARAMOUNT GOLD NEVADA CORP.

We are engaged in the business of acquiring, exploring and developing precious metals projects in the United States of America. Paramount owns both exploration and development stage projects in the states of Nevada and Oregon. We enhance the value of our projects by implementing exploration and engineering programs that are likely to expand and upgrade known mineral resources into mineral reserves. To further advance our projects towards the production decision, we manage the completion of the appropriate technical studies including feasibility studies and undertake permitting processes with the relevant local, state and federal regulators. Paramount believes there are several ways to realize the value of its projects: selling its projects to producers; joint venturing its projects with other companies; or building and operating small mines on its own.

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

GOVERNMENT REGULATION

General

Our business is subject to extensive federal, state and local laws governing the exploration, development, production, mine closure and reclamation, labor standards, taxes, protection of wildlife and other matters. The costs to comply with government regulations are substantial and possible future regulation could cause additional expenditures, restrictions and delays in the exploration and development of our properties. We cannot predict to the extent future regulations might have an impact. Future changes to U.S. federal, state or local laws and regulations could have a material adverse effect upon us and our results of operations. For additional information regarding key regulatory risks, please the section titled "Risk Factors" included in Item 1A.

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

Annual Payments we have made to federal and other state agencies to maintain our claims for the upcoming 2025-26 year are as follows:

Property	Number of Claims[1]	Total Annual Payment to Maintain Claims[2]
Sleeper Gold Project and Other Nevada Claims	2,623	$584,414
Grassy Mountain Project and Other Oregon Claims	548	$116,568
Total Annual Payment to Maintain Mining Claims		$700,982

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

Reclamation of Previous Operations

Paramount is responsible for managing the reclamation activities from the previous mine operations at the Sleeper Gold Mine as directed by the BLM and the Nevada State Department of Environmental Protection ("NDEP"). As part of the comprehensive reclamation program, we undertake activities that include on-going monitoring and reporting, stabilizing, contouring, pond conversions and re-vegetating activities. Reclamation activities are conducted in accordance in with detailed plans which must be reviewed and approved by both the BLM and NDEP. Additional information regarding our reclamation activities at Sleeper can be found on Page 24.

HUMAN CAPITAL RESOURCES

As of June 30, 2025, we employed four full-time employees and one consultant.

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

ENVIRONMENTAL, SOCIAL AND GOVERNANCE RESPONSIBILITY

At Paramount, we are committed to ensuring our business practices integrate to the fullest extent our corporate sustainability policy and environmental, social and governance priorities ("ESG"). Our sustainability framework was developed by engaging our key stakeholders with the goal of integrating sustainability into the Paramount business planning process. Paramount is committed to being the partner of choice by communities where it operates. To do this we need to build and maintain a strong reputation based on environmental stewardship and cultivating societal success. As we advance with our permitting efforts at our Grassy Mountain Project in Oregon we strive to achieve the following: i) achieve the smallest physical imprint when we close a mine and leave the land as close to the way we found it as possible, ii) work actively with the local communities in which we operate to participate in long-term economic development, and iii) implementing strong governance practices that promote environmental stewardship, societal success and strengthen equity performance.

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

We have incurred significant losses since our inception and expect to continue to incur losses as a result of costs and expenses related to maintaining our properties and general and administrative expenses. As of June 30, 2025, we had cash of approximately $1.4 million and an accumulated deficit of approximately $91.4 million. As a result of our evaluation of the Company’s liquidity for the next twelve months, we have included a discussion about our ability to continue as a going concern in our consolidated financial statements, and our independent auditor’s report for year ended June 30, 2025 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” Our capital needs have, in recent years, been funded through sales of our debt and equity securities, including debt convertible into royalty interests. In the event that we are unable to raise sufficient additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business.

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

No revenue generated from operations.

We have not generated any revenues from operations. Our net loss for the fiscal year ended June 30, 2025 totaled $9.05 million. We have incurred losses in the past, and we will likely continue to incur losses in the future. Even if our drilling programs identify gold, silver or other mineral deposits, there can be no assurance that we will be able to commercially exploit these resources, generate any revenues or generate sufficient revenues to operate profitably.

We will require significant additional capital to continue our exploration activities, and, if warranted, to develop mining operations.

Currently, our Grassy Mountain Project has proven and probable reserves. Substantial expenditures will be required to determine if proven and probable mineral reserves exist at any of our other properties, to develop metallurgical processes to extract metal, to develop the mining and processing facilities and infrastructure at any of our properties or mine sites and, in certain circumstances, to acquire additional property rights. We have spent and will be required to continue to expend significant amounts of capital for drilling, geological and geochemical analysis, assaying, and, when warranted, feasibility studies with regard to the results of our exploration. We may not benefit from these investments if we are unable to identify commercially exploitable mineral reserves. If we decide to put one or more of our properties into production, we will require significant amounts of capital to develop and construct the mining and processing facilities and infrastructure required for mining operations. Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including the status of the national and worldwide economy and the price of gold, silver and other precious metals. We may not be successful in obtaining the required financing, or if we can obtain such financing, such financing may not be on terms that are favorable to us. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration or development and the possible, partial or total loss of our potential interest in certain properties. Any such delay could have a material adverse effect on our results of operations or financial condition.

We cannot be assured that any of our projects are economically feasible or that feasibility studies will accurately forecast operating results.

Our future profitability depends on the economic feasibility of our projects. We have completed a feasibility study on our Grassy Mountain Project and have not yet completed a feasibility study for the Sleeper Gold Project. There can be no assurance that the results of any feasibility study for the Sleeper Gold Project will be positive. Economic feasibility depends on many factors which include estimates on production rates, revenues, operating and capital costs. Completed feasibility studies for any of our projects and obtain financing to construct and initiate mining operations, there can be no assurance that actual operating results will not vary unfavorably from the estimates and assumptions included in a feasibility study.

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

Assuming no adverse developments outside of the ordinary course of business, our exploration and development budget will be approximately up to $2.0 million for the next twelve months. Exploration will be funded by our available cash reserves and future issuances of common stock, warrants or units. Our exploration program may vary significantly from what we have budgeted depending upon the results we achieve. Even if we identify mineral reserves which have the potential to be commercially developed, we will not generate revenues until such time as we undertake mining operations. Mining operations will involve a significant capital infusion. Mining costs are speculative and dependent on a number of factors including mining depth, terrain and necessary equipment. We do not believe that we will have sufficient funds to implement mining operations without additional capital raises of debt and or equity or without a joint venture partner, of which there can be no assurance.

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

As of June 30, 2025, we have $15 million in outstanding indebtedness in the form of a convertible debenture. Our ability to repay the outstanding debt on at maturity will depend on the Company having sufficient cash on hand. We could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We cannot predict whether we would be able to refinance debt, issue equity or debt securities or dispose of assets to raise funds on a timely basis or on satisfactory terms. In a rising interest rate environment, the costs of borrowing additional funds or refinancing outstanding indebtedness would also be expected to increase. We may not be able obtain proceeds in an amount sufficient to meet any debt service obligations when due.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We have implemented cybersecurity practices appropriate for the size and complexity of our operations. Our IT systems are professionally managed, and access to Company data is restricted to authorized personnel using secure access protocols.

We take a proactive approach to managing cybersecurity risks. This includes regular updates to our systems, access controls, and training programs to help employees recognize and avoid phishing, spam, and other common cyber threats.

To date, we have not experienced any material cybersecurity incidents. We continue to monitor evolving threats and adjust our practices as necessary to help protect our systems, data, and operations.

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

Summary Gold Mineral Resources as of June 30, 2025(1,2,4,9):

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

Summary of Silver Mineral Resources as of June 30, 2025(1,2,4,9):

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

Summary Gold Mineral Reserves as of June 30, 2025(1,2,3,4):

	Proven Mineral Reserves			Probable Mineral Reserves			Total Mineral Reserves
	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)	Tons (000s)	Grade (oz./ton)	Ounces (000s)

United States
Grassy Mountain	260	0.18	47	1,652	0.20	333	1,911	0.20	380
Total	260	0.18	47	1,652	0.20	333	1,911	0.20	380

Summary Silver Mineral Reserves as of June 30, 2025(1,2,3,4):

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
4834000
4836000
4838000
Copyright © 2013 National Geographic Society, i-cubed

Sherry and Yates Inc.

Prior to 2018, Calico had an annual lease agreement in place with Sherry & Yates Inc. Under the agreement Calico was required to make annual advance royalty payments at a rate of $100,000 per year. In a mining production scenario, the agreement provided for production royalty payments based on the price of gold. In February 2018, Paramount exercised its option to reduce the existing Net Smelter Royalty from 6% down to 1.5% and acquired all the rights to the unpatented and patented mining claims subject to the agreement at the Grassy Mountain Project for a total payment of $2.4 million.

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

Sprott Private Resource Streaming and Royalty (US Collector), LP

Debenture

Effective as of December 27, 2023, Paramount and its wholly owned subsidiary Calico, entered into a Secured Royalty Convertible Debenture (the “Debenture”) in favor of Sprott Private Resource Streaming and Royalty (US Collector), LP, as agent for itself and certain affiliates (collectively, “Sprott”). Pursuant to the Debenture, Sprott has advanced $15,000,000 to Paramount, which will be used to fund the continued permitting of the proposed Grassy Mountain Gold Mine in eastern Oregon, for general corporate purposes and has been used for the repayment of the Company’s debt, including its 2019 secured convertible notes and its bridge promissory note in favor of Seabridge Gold Inc.

The Debenture carries an interest rate of 10% per annum, which, at Paramount’s discretion, is payable in cash or shares of its common stock at a 7% discount to the 10-day VWAP from the scheduled date of payment of interest. The Debenture may be repaid in cash or through the issuance of the Royalty (defined below) at the earlier of the commencement of commercial production or five (5) years from the Debenture closing date. The Debenture is convertible into a gross revenue royalty (the “Royalty") of 4.75% of the gold and silver produced from the proposed Grassy Mountain Gold Mine proportionate to the final amount of the funds that have been advanced upon reaching commercial production. If a Royalty is issued, Paramount has the option to buy back 50% of the Royalty by paying either $11.25 million on the second (2nd) anniversary of the Royalty or $12.375 million on the third (3rd) anniversary.

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

In November of 2023, DOGAMI issued a Notice to Proceed which deemed Paramount's CPA complete and initiated the preparation of the State of Oregon's Environmental Evaluation (the "EE").

In March of 2024, the BLM issued the Notice of Intent which initiated the EIS process under the National Environmental Policy Act.

In October of 2024, the State of Oregon's TRT approved and completed the EE.

Technical Report Summary

The following is a brief summary of the proposed mining operation as detailed in the Technical Report Summary (the "Grassy TRS") on the Grassy Mountain Project, Oregon U.S.A. prepared for the Company by QP, Ausenco with an effective date of June 30, 2022. For more information, see Exhibit 96.1.

The Grassy Mountain mine will be an underground operation accessed via one decline and a system of internal ramps. One ventilation raise is included in the design to be used for ventilation and secondary egress. The mechanized cut-and-fill mining method was selected. The mining direction will be underhand. Cemented rock fill (CRF) will be used for backfill. The mechanized cut-and-fill method is highly flexible and can achieve high recovery rates in deposits with complex geometries, as is the case at the Grassy Mountain deposit. The estimated mine life is eight years.

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

The plant feed will be trucked from the underground mine to a modular crushing facility that will include a jaw crusher as the primary stage and a cone crusher for secondary size reduction. The crushed ore will be ground by a ball mill in closed circuit with a hydro-cyclone cluster. The hydro-cyclone overflow with P80 of 150 mesh (106 µm) will flow to a leach–carbon-in-leach (CIL) recovery circuit via a pre-aeration tank. Gold and silver leached in the CIL circuit will be recovered onto activated carbon and eluted in a pressurized Zadra-style elution circuit and then recovered by electrowinning in the gold room. The gold–silver precipitate will be dried in a mercury retort oven and then mixed with fluxes and smelted in a furnace to pour doré bars. Carbon will be re-activated in a carbon regeneration kiln before being returned to the CIL circuit. CIL tails will be treated for cyanide destruction prior to pumping to the tailings storage facility (TSF) for disposal. The installed power for the process plant will be 4,445 hp and the power consumption is estimated to be 72 kWh/ton processed. Raw water will be pumped from borehole wells to a raw-water storage tank. Potable water will be sourced from the raw-water tank and treated by a potable water treatment plant. Gland water will be supplied from the raw-water tank. Process water will primarily consist of TSF reclaim water. Reagents will include lime, sodium cyanide, sodium hydroxide, copper sulfate, hydrochloric acid and sodium metabisulfite.

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

As of June 30, 2025, the net book value of the Grassy Mountain Property was approximately $23.2 million.

Grassy Mountain Property Summary of Mineral Resources at the End of June 30, 2025 and June 2024

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

Grassy Mountain Property Summary of Mineral Reserves at the End of June 30, 2025 and 2024

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

In August 2015, we completed an initial geophysical survey which consisted of a helicopter magnetometry study. The survey defined several possible exploration targets which were reviewed by our geological team. Additional surveys on areas covered by overburden will be evaluated for further testing. This testing can include Induced Polarization programs or other indirect methodologies. The Company believes that the resulting data derived from the geophysical program will produce valuable drilling targets. Future drill programs will be designed with the aim of identifying new zones of mineralization with an emphasis on areas covered with overburden.

In April 2021, we purchased 152 unpatented lode claims from South Sleeper Resources LLC for a total consideration of $365,441. The claims are located approximately 2 miles south of the past producing Sleeper Gold Mine. The purchased claims carry a mineral production royalty based on a Net Smelter Returns (“NSR”) of one percent (1%). The purchased claims are without known mineral reserves.

As of June 30, 2025, the net book value of the Sleeper Gold Property was approximately $25.6 million.

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

Summary of Sleeper Gold Property Mineral Resources at the End of June 30, 2025 and 2024

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

In November 2018, Paramount entered into an agreement with Nevada Select to purchase 100% interest in the Frost Project, which consists of 40 mining claims located approximately 12 miles west of its Grassy Mountain Project. A total consideration of $250,000 payable to Nevada Select will be based on certain events over time. Nevada Select will retain a 2% NSR on the Frost Claims and Paramount has the right to reduce the NSR to 1% for a payment of $1 million. For fiscal year ended June 30, 2025, the Company has made all required payments under the agreement and own 100% of the Frost Project.

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

	High	Low
Year Ended June 30, 2025
First Quarter	$0.51	$0.38
Second Quarter	$0.46	$0.31
Third Quarter	$0.43	$0.32
Fourth Quarter	$0.65	$0.34
Year Ended June 30, 2024
First Quarter	$0.35	$0.27
Second Quarter	$0.42	$0.27
Third Quarter	$0.42	$0.30
Fourth Quarter	$0.69	$0.40

HOLDERS

As of August 12, 2025, there were 98 registered shareholders of our common stock.

DIVIDENDS

We currently do not anticipate paying cash dividends for the foreseeable future.

RECENT SALE OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

During the year-ended June 30, 2025, we issued 3,845,273 shares of common stock for payment of interest accrued and owing on our on our outstanding Secured Royalty Convertible Debenture. In issuing the foregoing securities, we relied on the exemptive provisions of Section 4(a)(2) of the Securities Act and Rule 506 thereunder.

EQUITY COMPENSATION PLAN

Set out below is information as of June 30, 2025 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance under our Equity Incentive Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and RSUs	Weighted- average exercise price per share of outstanding options and RSUs	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,610,000	$1.09	811,000
Equity compensation plans not approved by security holders	—	$—	—
TOTAL	1,610,000		811,000

As of June 30, 2025, 845,000 restricted share units ("RSUs") were outstanding and 765,000 stock options were outstanding under our Equity Incentive Plans to acquire 1,610,000 Common Shares.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns both exploration and development stage projects in the states of Nevada and Oregon. We enhance the value of our projects by implementing exploration and engineering programs that are likely to expand and upgrade known mineral resources to mineral reserves. To further advance our projects towards the production decision, we manage the completion of the appropriate technical studies including feasibility studies and undertake permitting processes with the relevant local, state and federal regulators. The following discussion updates our outlook and plan of operations for the foreseeable future. It also analyzes our financial condition and summarizes the results of our operations for the years ended June 30, 2025 and 2024 and compares each year’s results to the results of the prior year.

Operating Highlights:

During the fiscal year-ended June 30, 2025, the Company continued with its permitting at its Grassy Mountain Project. Highlights include:

•
The State of Oregon's Technical Review Team ("TRT") approved the completion of the Environmental Evaluation (“EE”) for the Grassy Mountain project.
•
The TRT to approved all components of Paramount’s mining, processing and closure scenarios for its proposed Grassy Mountain operation. Paramount’s project design used the best available, practicable and necessary technologies (a standard known as “BAPNT”) to minimize environmental impact and ensure responsible extraction, processing and reclamation.
•
Grassy Mountain project was selected and included in the federal government's FAST-41 program. FAST-41 covered projects are entitled to comprehensive permitting timetables and transparent, collaborative management of those timetables on the Federal Permitting Dashboard.

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

Comparison of Operating Results for the year ended June 30, 2025 as compared to June 30, 2024

Results of Operations

We did not earn any revenue from mining operations for the years ended June 30, 2025 and 2024. During the year ended June 30, 2025, we completed various activities and milestones as described above in operating highlights. Other normal course of business activities included filing annual mining claim fees with the BLM and reclamation work at the historical Sleeper mine site.

Net Loss

Our net loss for the year ended June 30, 2025 was $9,050,423 compared to a net loss of $8,056,445 in the previous year. The increase of approximately 12% is fully described below. We will continue to incur losses for the foreseeable future as we continue with our planned exploration and development programs.

Expenses

Exploration, Development and Reclamation and Land Holding Costs

For the year ended June 30, 2025, exploration and development expenses were $2,603,457 compared to $2,061,618 in the prior year. This represents an increase of 26% or $541,839 which was mainly due to the Company focusing on permitting activities at Grassy Mountain. Expenses related to our exploration or development activities are generally not comparable from period to period as activities will vary based on several factors. At Grassy Mountain, the Company continued with permitting activities with state and federal permitting agencies. Permitting activities at the state level resulted in the completion of the EE and the commencement of draft permit writing. At the federal level, activity accelerated in the second half as the BLM prepared to publish the draft EIS for the Grassy Mountain Project. These expenses totaled $2,339,283. At Sleeper, exploration activities included various activities including general site maintenance and activities to keep the mining claims in good standing. Total exploration expenses at Sleeper were $264,174.

For the year ended June 30, 2024, at Grassy Mountain the Company continued with permitting activities with state and federal permitting agencies. These expenses totaled $1,613,551. At Sleeper, the Company focused on general site maintenance and other activities to keep the mining claims in good standing incurring expenses of $448,067.

For the year ended June 30, 2025, reclamation expenses at the Sleeper Gold Project were $200,950 compared to $2,605,799 in the prior year. This represents a decrease of 92% or $2,404,849. A significant amount of these reclamation expenses in the previous year were related to the Company completing the conversion of several historical collection ponds at the past producing mine site to E-Cell conversion ponds.

For the year ended June 30, 2025, land holding costs increased by $95,622 or by 15% from the prior year of $647,497 to $743,119. The increase is primarily related to the increase in holding costs per claim enacted by the BLM commencing in September 2024.

Salaries and Benefits

For the year ended June 30, 2025, salary and benefits were $1,640,394 compared to $1,505,912 in the prior year. This represents an increase of 9% or $134,482. Salary and benefits are comprised of cash and stock-based compensation of the Company’s executive and corporate administration teams. The increase reflects lower cash bonuses netted against higher equity based compensation recorded in the current year compared to the previous comparable year. Included in the salary and benefits expense amount for the year ended June 30, 2025 and 2024 was non-cash stock based compensation of $387,052 and $168,471 respectively.

Directors’ Compensation

For the year ended June 30, 2025, directors’ compensation of $320,848 increased from $199,590 from the prior year ended June 30, 2024. The increase of 61% or $121,258 is due to higher equity based compensation recorded in the current year-ended June 30, 2025.

Professional Fees and General and Administration

For the year ended June 30, 2025, professional fees were $446,723 compared to $337,628 in the prior year. This represents an increase of 32% or $109,095. The increase was mainly due to consulting fees and legal fees incurred in the current period that were not incurred in the previous year comparable period. Professional fees included audit, legal, advisory and consultant expenses incurred on corporate and operational activities on a period-by-period basis.

For the year ended June 30, 2025, general and administration expenses increased by 11% to $774,615 from $696,210 in the prior year. The increase in general and administration expenses from the previous year’s comparable period was mainly due to higher insurance, travel and investor relations costs.

Asset Retirement Obligation

For the year ended June 30, 2025, the Company's asset retirement obligation for the Sleeper Gold Project increased to $2,293,765 from $2,270,288 from the prior year ended June 30, 2024. The net increase of $23,477 was the result of settlements of $120,000 plus a downward revision in estimate of $81,936 offset by the current year accretion of $225,413. The settlements were a result of the Company completing annual monitoring requirements from the BLM and NDEP.

Liquidity and Capital Resources

Operating, Investing and Financing Activities

At June 30, 2025, we had cash and cash equivalents of $1,351,001 compared to $5,423,059 as at June 30, 2024. As of June 30, 2025, we had working capital of approximately $2,047,379. Our plans to manage our liquidity position is described below under Going Concern and Capital Resources.

In May 2024, the Company continued with an established “at the market” equity offering program (“ATM”) with Cantor Fitzgerald & Co. and A.G.P/Alliance Global Partners to proactively increase financial flexibility. During the fiscal year ended June 30, 2025, the Company issued 4,728,165 shares (2024 - 6,379,754 shares) for net proceeds of $2,356,709 (2024 - $1,923,120) under the program.

The main uses of cash were comprised of the following material amounts:

•
Cash used to fund our operations, which included general and administration expenses, land holding costs, exploration and development programs at our mineral properties, of $6,267,284.

In addition to cash used in operating activities, the Company used and received cash as follows:

•
Cash used to purchase mining claims and equipment of $161,483;
•
Cash received from equity financings of $2,356,709.

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

We anticipate our twelve-month cash expenditures for our fiscal year ending June 30, 2026 to be as follows:

•
$2.7 million on corporate, land claim maintenance and general expenses

For discretionary exploration and development, subject to available cash on hand and additional share issuances, we are budgeting the following amounts:

•
$2.0 million to complete the state and federal permitting process at the Grassy Mountain Project

For the planned reclamation activities required by state and federal regulators at Sleeper, the Company expects that these expenditures will be reimbursed by insurance proceeds. For any interest that accrues and is owing on the outstanding Debenture, the Company expects to elect to pay the quarterly interest payment in shares of its Common Stock.

Subsequent to September 25, 2025, the Company expects to fund operations as follows:

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

Estimates

The Company prepares its consolidated financial statements and notes in conformity to United States Generally Accepted Accounting Principles (“U.S. GAAP”) and requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates these estimates, including those related to the adequacy of the Company’s reclamation and environmental obligation, and assessment of impairment of mineral properties. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The amounts recorded as mineral properties reflect actual costs incurred to acquire the properties.

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

Convertible debt and derivative liabilities

We account for the royalty convertible debenture in accordance with Accounting Standards Codification ("ASC") 815, Derivatives and Hedging. The embedded conversion features are assessed to determine whether they meet the criteria for separate accounting as derivatives. If so, they are bifurcated and recorded at fair value with changes in fair value recognized in our Statement of Operations and the remaining value allocated to the royalty convertible debenture net the unamortized debt issuance costs. The determination of fair value involves the use of estimates, assumptions, and valuation models, including but not limited to discounted cash flow analysis and option pricing models. These estimates and assumptions may include, but are not limited to, future interest rates, volatility of gold and silver prices, and credit spreads and changes in these inputs could result in significant adjustments to the fair value of our derivatives and may impact our financial results.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework. Based on this assessment, our management concluded that, as of June 30, 2025, our internal control over financial reporting is effective based on those criteria.

As a smaller reporting company and non-accelerated filer, we are not required to have our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the year ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in the Company’s 2025 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2025 (the “2025 Proxy Statement”) and is hereby incorporated by reference thereto.

The information set forth under the caption "Insider Trading and Prohibited Transactions in Company Securities" in the 2025 Proxy Statement is incorporated herein by reference. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2025 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2025 and is hereby incorporated by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2025 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2025 and is hereby incorporated by reference thereto.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2025 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2025 and is hereby incorporated by reference thereto.

Item 14. Principal Accounting Fees and Services.

The information required by Item 9(e) of Schedule 14A will be filed in the Company’s 2025 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended June 30, 2025 and is hereby incorporated by reference thereto. The Company's independent registered public accounting firm is Baker Tilly LLP, Denver, CO, PCAOB ID: 23.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following report and financial statements are filed together with this Annual Report:
(1)
Audited Consolidated Financial Statements of Paramount Gold Nevada Corp.

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2025 and 2024

Consolidated Statements of Operations for the years ended June 30, 2025 and 2024

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2025 and 2024

Consolidated Statements of Cash Flows for the years ended June 30, 2025 and 2024

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

19.1*	Insider Trading Policy
21.1*	List of subsidiaries.
23.1*	Consent of Baker Tilly, US, LLP, Independent Registered Public Accounting Firm
23.2*	Consent of Qualified Person for Technical Report Summary for the Grassy Mountain Project - Ausenco Engineering Canada Inc.
23.3*	Consent of Qualified Person for Technical Report Summary for the Grassy Mountain Project - Arrowhead Underground LLC
23.4*	Consent of Qualified Person for Technical Report Summary for the Grassy Mountain Project - Geotechnical Mine Solutions
23.5*	Consent of Qualified Person for Technical Report Summary for the Grassy Mountain Project - RESPEC Company LLC
23.6*	Consent of Qualified Person for Technical Report Summary for the Grassy Mountain Project - SLR International Corporation
23.7*	Consent of Qualified Person for Technical Report Summary for the Grassy Mountain Project - WSP USA Inc.
23.8*	Consent of Qualified Person for Technical Report Summary for the Sleeper Gold Project - RESPEC Company LLC
23.9*	Consent of Qualified Person for Technical Report Summary for the Sleeper Gold Project - Woods Process Services LLC
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Paramount Gold Nevada Corp.

Date: September 25, 2025	By:	/s/ Rachel Goldman
Rachel Goldman
(Director and CEO)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rachel Goldman	Director and CEO (Principal Executive Officer)	September 25, 2025
Rachel Goldman

/s/ Carlo Buffone	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 25, 2025
Carlo Buffone

/s/ Rudi Fronk	Director	September 25, 2025
Rudi Fronk

/s/ John Carden	Director	September 25, 2025
John Carden

/s/ Eliseo Gonzalez-Urien	Director	September 25, 2025
Eliseo Gonzalez-Urien

/s/ Christopher Reynolds	Director	September 25, 2025
Christopher Reynolds

/s/ Pierre Pelletier	Director	September 25, 2025
Pierre Pelletier

/s/ Samantha Espley	Director	September 25, 2025
Samantha Espley

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Paramount Gold Nevada Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paramount Gold Nevada Corp. (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As described in Note 7 to the consolidated financial statements, effective December 27, 2023, the Company closed on a Secured Royalty Convertible Debenture (the “Debenture”) with Sprott Private Resource Streaming and Royalty (US

Collector), LP (“Sprott”) for $15,000,000. The Debenture may be repaid in cash or is convertible into a gross revenue royalty (the “Royalty") of 4.75% of the gold and silver produced from the proposed Grassy Mountain Gold Mine. If the Royalty is issued, the Company has the option to buy back 50% of the Royalty by paying either $11.25 million on the second (2nd) anniversary of the Royalty or $12.375 million on the third (3rd) anniversary. The Company has accounted for the Royalty Conversion Option and related Buyback Provision as an embedded derivative in accordance with Accounting Standards Codification 815 and recorded the derivative as a separate liability at fair value.

We identified auditing management’s estimate of the fair value of the embedded derivative liability as a critical audit matter due to the inherent complexity and unobservable inputs used to calculate the fair value. The matter required a high degree of auditor effort and significant auditor judgment and subjectivity in applying audit procedures, including the use of professionals with specialized skills and knowledge in the auditing of management’s fair value estimate.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the matter included the following, among others:

o
Evaluating the methodology used by management and testing the significant assumptions used in the Black-Scholes model, specifically the value of the royalty stream.

o
Evaluating the methodology used by management and testing the significant assumptions used to value of the royalty stream.

o
Involving an external valuation specialist and geologist with specialized skills and knowledge to assist in evaluating the methodology and assumptions to determine the mineral resources used by management as a key input into the value of the royalty stream.

o
Involving a valuation professional with specialized skills and knowledge to assist in evaluating valuation methodology and underlying inputs, including performing a recalculation of the fair value of the embedded conversion feature.

o
Performing the following procedures over the Company’s specialists:

▪
Evaluating the professional qualifications of the Company’s specialists in determining that the specialists possessed the necessary knowledge, skills and ability and assessing the relationship of the specialists to the Company.

▪
Obtaining an understanding of the nature of the work performed, including the objectives and scope of the specialists’ work and the methods and assumptions used as well as the relevance and reliability of the specialists’ work and their relationship to the relevant assertions.

/s/ Baker Tilly US, LLP

Denver, Colorado

September 25, 2025

We have served as the Company’s auditor since 2022.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Balance Sheets

as of June 30, 2025 and 2024

	June 30, 2025	June 30, 2024
Assets
Current Assets
Cash and cash equivalents	$1,351,001	$5,423,059
Prepaid expenses and deposits	1,356,349	1,319,743
Total Current Assets	2,707,350	6,742,802
Non-Current Assets
Mineral properties	49,137,478	49,069,413
Reclamation bonds	546,176	546,176
Property and equipment	12,028	3,221
Total Non-Current Assets	49,695,682	49,618,810
Total Assets	$52,403,032	$56,361,612
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$539,971	$563,806
Reclamation and environmental obligation, current portion	120,000	120,000
Total Current Liabilities	659,971	683,806
Non-Current Liabilities
Debt liability of royalty convertible debenture, net	11,630,545	11,456,523
Derivative liability of royalty convertible debenture	4,077,929	3,642,105
Deferred tax liability	292,699	273,450
Reclamation and environmental obligation, non-current portion	2,173,765	2,150,288
Total Non-Current Liabilities	18,174,938	17,522,366
Total Liabilities	18,834,909	18,206,172
Commitments and Contingencies (Note 13)
Stockholders' Equity
Common stock, par value $0.01, 200,000,000 authorized shares, 75,420,743 issued and outstanding at June 30, 2025 and 200,000,000 authorized shares, 65,044,305 issued and outstanding at June 30, 2024	754,208	650,444
Additional paid in capital	124,242,577	119,883,235
Accumulated deficit	(91,428,662)	(82,378,239)
Total Stockholders' Equity	33,568,123	38,155,440
Total Liabilities and Stockholders' Equity	$52,403,032	$56,361,612

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Operations

for the Years ended June 30, 2025 and 2024

	Year Ended June 30,
	2025	2024

Expenses
Exploration and development	$2,603,457	$2,061,618
Reclamation	200,950	2,605,799
Land holding costs	743,119	647,497
Professional fees	446,723	337,628
Salaries and benefits	1,640,394	1,505,912
Directors' compensation	320,848	199,590
General and administrative	774,615	696,210
Accretion	225,413	442,234
Total Expenses	6,955,519	8,496,488
Net Loss Before Other Expense	6,955,519	8,496,488
Other Expense (Income)
Other income	(6,217)	(2,511,660)
Change in derivative liability on royalty convertible debenture	435,824	881,727
Interest expense	1,690,690	1,156,483
Interest income	(44,642)	—
Net Loss before Income Taxes	9,031,174	8,023,038
Income Taxes
Deferred tax expense	19,249	33,407
Net Loss	$9,050,423	$8,056,445

Loss per Common Share
Basic and diluted	$0.13	$0.13

Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic and diluted	67,783,473	59,891,837

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Stockholders’ Equity

for the Years ended June 30, 2025 and 2024

	Shares (#)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2023	54,812,248	$548,124	$116,613,503	$(74,321,794)	$42,839,833
Stock based compensation	709,500	7,095	324,000	—	331,095
Capital issued for financing	6,379,754	63,798	1,859,322	—	1,923,120
Capital issued for payment of interest	3,142,803	31,427	1,086,410	—	1,117,837
Net loss	—	—	—	(8,056,445)	(8,056,445)
Balance at June 30, 2024	65,044,305	$650,444	$119,883,235	$(82,378,239)	$38,155,440
Stock based compensation	1,803,000	18,030	$571,700	—	589,730
Capital issued for financing	4,728,165	$47,281	$2,309,428	—	2,356,709
Capital issued for payment of interest	3,845,273	$38,453	$1,478,214	—	1,516,667
Net loss	—	—	—	(9,050,423)	(9,050,423)
Balance at June 30, 2025	75,420,743	$754,208	$124,242,577	$(91,428,662)	$33,568,123

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Cash Flows

for the Years ended June 30, 2025 and 2024

	Year Ended June 30,
	2025	2024
Net Loss	$(9,050,423)	$(8,056,445)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	2,675	1,358
Stock based compensation	589,730	331,095
Amortization of debt issuance costs	174,022	91,874
Non-cash interest expense	1,516,667	964,069
Accretion expense	225,413	442,234
Settlement of asset retirement obligations	(120,000)	(120,000)
Change in derivative liability	435,824	881,727
Deferred tax expense	19,249	33,407
Effect of changes in operating working capital items:
Change in prepaid expenses	(36,606)	152,543
Change in accounts payable	(23,835)	(131,209)
Cash used in operating activities	(6,267,284)	(5,409,347)
Cash flows from investing activities:
Purchase of mineral properties	(150,000)	(100,000)
Purchase of equipment	(11,483)	—
Cash used in investing activities	(161,483)	(100,000)
Cash flows from financing activities
Capital issued for financing, net of share issuance costs	2,356,709	1,923,120
Proceeds from royalty convertible debenture	—	15,000,000
Royalty convertible debenture issuance costs	—	(870,111)
Repayment of 2019 convertible notes	—	(4,277,690)
Repayment of notes payable, related parties	—	(1,667,833)
Cash provided by financing activities	2,356,709	10,107,486

Change in cash during period	(4,072,058)	4,598,139
Cash at beginning of period	5,423,059	824,920
Cash at end of period	$1,351,001	$5,423,059

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

Basis of Presentation and Preparation

The consolidated financial statements are prepared by management in accordance with U.S. generally accepted accounting principles ("U.S. GAAP”) and are presented in US dollars. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Significant estimates made by management in the accompanying consolidated financial statements include the adequacy of the Company’s reclamation and environmental obligation, valuation of deferred tax asset, and assessment of impairment of mineral properties.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash and cash equivalents. The carrying amount of these securities approximates fair value because of the short-term maturity of these instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents. The Company maintains cash in accounts which may, at times, exceed federally insured limits. At June 30, 2025 and 2024, the Company had $1.1 million and $5.2 million, respectively, of balances in excess of federally insured limits. The Company deposits its cash with financial institutions which it believes have sufficient credit quality to minimize the risk of loss.

Fair Value Measurements

The Company has adopted FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The fair value of Restricted Share Units ("RSUs") and stock awards are based on the Company's stock price on the day of grant. Stock based compensation expense related to RSUs and stock awards is generally recognized over the requisite service period using the graded vesting method. Vesting dates for RSUs with performance conditions are determined by an analysis of the implicit service period of the performance target. The Company shall recognize the effect of forfeited awards in compensation cost when they occur. New shares of the Company's common stock will be issued for any RSUs that vest to the recipient.

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

The recoverability of the carrying values of our mineral property is dependent on the ability of the Company to advance the projects to production, upon future profitable production or from proceeds from the sale of properties or production royalties. If the Company is unable to obtain additional funding, we may be unable to continue its operations, and amounts realized for assets may be less than amounts reflected in these consolidated financial statements.

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

Property and Equipment

Equipment is recorded at cost less accumulated depreciation. All equipment is depreciated over its estimated useful life.

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

The Company assesses the carrying value of mineral properties for whenever information or events indicate the potential for impairment. This would include our inability to obtain all the necessary regulatory permits to build and operate mines related to our mineral properties, government actions, the results of exploration activities and technical evaluations and changes in key economic conditions such as the price of gold and silver or key inputs to the building and operating of a mine including initial capital, yearly production levels and operating expenses. We compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis. The undiscounted cash flows are based on the amounts we expect to receive from the sale of gold and silver produced from the mine, the level of operating expenses we expect to incur to produce the gold and silver that is recovered from the mineral deposit and the level of capital expected to build, operate and sustain the mine operations. If it is determined that the estimated future undiscounted cash flows are less than the carrying value of the property, a write-down to the estimated fair value will be reported in our Consolidated Statement of Operations for the period. There has been no impairment of our mineral properties for the fiscal years-ended June 30, 2025 and 2024.

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

For the years ended June 30, 2025 and 2024, the shares of common stock equivalents related to outstanding stock options, restricted share units have not been included in the diluted per share calculation as they are anti-dilutive as the Company has recorded a net loss from continuing operations for each year.

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

Note 2. Recent Accounting Guidance

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require public business entities to provide enhanced income tax disclosures, including a tabular reconciliation of the statutory federal income tax rate to the effective tax rate using specified categories, additional disaggregation for reconciling items that meet quantitative thresholds, and disaggregated information on income taxes paid by jurisdiction. All entities are also required to disclose disaggregated income (loss) before income taxes and related income tax expense (benefit). ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024. The Company will adopt this guidance for its fiscal year ending June 30, 2026. The Company is currently evaluating the impact of this standard on its financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures. The ASU requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 for fiscal year ended June 30, 2025. The adoption did not have an impact on the Company's consolidated financial position or results of operations but did result in expanded segment disclosures within the notes of the financial statements.

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

Subsequent to September 25, 2024, the Company expects to fund operations as follows:

•
Existing cash on hand and working capital.
•
The existing ATM with Cantor Fitzgerald & Co. and A.G.P/Alliance Global Partners.
•
Insurance proceeds to fund reclamation and environmental obligations at its Sleeper Gold Project.
•
Equity financings and sale of royalties.

At June 30, 2025, the Company’s cash balance was $1,351,001.

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

Our financial instruments include cash, accounts payable, accrued liabilities, notes payable, the derivative liability of royalty convertible debenture (see Note 7). Due to their short maturity of our cash, accounts payable, notes payable and accrued liabilities, we believe that their carrying amounts approximate fair value as of June 30, 2025 and June 30, 2024.

The Company determined that the derivative liability (Note 7) embedded in the Debenture is required to be accounted for separately from the Debenture as a derivative liability and recorded at fair value and the remaining value allocated to the Debenture net the unamortized debt issuance costs. The derivative liability will be fair valued at each reporting period, with changes in fair value recorded as a gain or loss in the Consolidated Statement of Operations. During the year ended June 30, 2025 and 2024, the fair value derivative liability increased by $435,824 and $881,727, respectively, and it was recorded in Other expenses on the Consolidated Statement of Operations.

As of June 30, 2025, the Royalty conversion feature is recorded at $4,077,929 (June 30, 2024 - $3,642,105) and is valued based on Level 3 inputs. Several steps were used to calculate the fair value of the Royalty conversion feature on the Debenture. First utilizing the Royalty Agreement's royalty rate of 4.75% for the life of mine, the annual gross royalty amounts were calculated from estimated expected gross revenues of the proposed Grassy Mountain Mine. The gold and silver price assumption was derived by management based on its judgment, taking into account current pricing trends and trends observed in royalty transactions. Also, management considered the mineral reserves of the proposed mine. The annual royalty amounts were discounted using a long term stock market rate of return of 10%. In determining expected future cash flows, management has also considered a number of project-specific risk factors that affect the timing of commencement of production, including the completion of federal and state permitting, the ability secure construction financing on acceptable terms, and uncertainties related to construction schedules. These risks and key input assumptions could materially impact both the timing and amount of the royalty payments, and therefore the fair value of the Royalty conversion feature. Second, a Black-Scholes model was used to calculate the fair value of the conversion option. The key assumptions in valuing the royalty conversion option derivative include:

	June 30, 2025	At June 30, 2024
Cumulative present value of royalty stream	$16,758,545	$15,188,299
Conversion threshold is set as the value of the Debenture	$15,000,000	$15,000,000
Term in years	3.49	4.49
Volatility (A five year portfolio volatility of gold and silver, weighted by relative value in the project, is used as the historical volatility for the royalty stream)	15.93%	16.65%
Risk-Free Rate (Derived from a term-matched coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve)	3.64%	4.27%
Dividend yield[1]	0%	0%
1.
Dividend yield is set to 0% as no value of the royalty is lost given that production is assumed to begin in year 5

Note 5. Non-Cash Transactions

During the year-ended June 30, 2025, the Company issued 3,845,273 shares of Common Stock for payment of interest on its outstanding debt with a fair value of $1,516,667. Also during the year-ended June 30, 2024, the Company recorded a non-cash decrease of $81,936 for its reclamation and environmental obligation and mineral properties.

During the year-ended June 30, 2024, the Company issued 3,142,803 shares of Common Stock for payment of interest on its outstanding debt with a fair value of $1,117,837. During the year-ended June 30, 2024, expenses incurred for reclamation costs were settled directly by an insurance company in the amount of $2,501,780. It also recorded a decrease of $84,295 for its reclamation and environmental obligation and mineral properties.

Note 6. Capital Stock

Authorized Capital

Authorized capital stock consists of 200,000,000 shares of Common Stock with par value of $0.01 per common share (2024 - 200,000,000 shares of Common Stock with par value $0.01 per common share).

During the year-ended June 30, 2025, the Company issued 4,728,165 shares for net proceeds of $2,356,709 through its at-the-market offering and issued 3,845,273 shares for the payment of accrued interest (Note 7) with a fair value of $1,516,667. The Company also issued 1,803,000 shares related to awards made under its equity compensation plans.

During the year-ended June 30, 2024, the Company issued 6,379,754 shares for net proceeds of $1,923,120 through its at-the market offering and issued 3,142,803 shares for payment of interest accrued and owing (Note 5 and Note 7) with a fair value of $1,117,837. The Company also issued 709,500 shares related to awards under its equity compensation plans.

Stock Options, Restricted Stock Units and Stock Based Compensation

Paramount’s 2015 and 2016 Stock Incentive and Compensation Plans, which are stockholder-approved, permits the grant of stock options, restricted stock units and stock to its employees and directors for up to 5.5 million shares of common stock.

Total stock-based compensation for the years-ended June 30, 2025 and 2024 were $589,730 and $331,095, respectively. Total stock-based compensation for the year-ended June 30, 2025 consists of the aggregate of stock-based compensation recorded for outstanding stock-option awards $3,328 (2024 - $4,899), restricted stock unit awards $554,542 (2024 - $292,827) and restricted stock grant awards $31,860 (2024 - $33,370).

Restricted Stock Grants

During the year-ended June 30, 2025, the Company granted and issued 90,000 shares (2024 -94,000) of Common stock under its equity compensation plan with a fair value of $31,860 (2024 - $33,750) These grants vested immediately and were recognized as share based compensation expense during the year ended June 30, 2025 and 2024.

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

For the year-ended June 30, 2025 and 2024, the Company did not grant any stock options.

For the year-ended June 30, 2025, share-based compensation expense relating to service conditions options and performance conditions options were $nil and $3,328, respectively (2024 - $nil and $4,899).

A summary of option activity under the Stock Incentive and Compensation Plan as of June 30, 2025 and 2024, and changes during the years ended June 30, 2025 and 2024 are presented below.

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2023	1,405,000	$1.05	2.06	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at June 30, 2024	1,405,000	$1.05	1.06	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(640,000)	1.00	—	—
Outstanding at June 30, 2025	765,000	$1.09	0.54	$650
Exercisable at June 30, 2025	604,164	$1.08	0.57	$650

A summary of the status of Paramount’s non-vested options as of June 30, 2025 and 2024 and changes during the years ended June 30, 2025 and 2024 are presented below.

Non-vested Options	Options	Weighted- Average Grant- Date Fair Value
Non-vested at June 30, 2023	458,336	$0.47
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Non-vested at June 30, 2024	458,336	$0.47
Granted	—	—
Vested	(50,000)	0.56
Forfeited or expired	(247,500)	0.39
Non-vested at June 30, 2025	160,836	$0.57

The total fair value of stock options vested during the years ended June 30, 2025 and 2024, was $28,000 and $nil respectively.

Restricted Stock Units ("RSUs")

RSUs are awards for service and performance which upon vesting and settlement entitle the recipient to receive one common share of the Company's Common Stock for no additional consideration, for each RSU held.

During the year-ended June 30, 2025, the Company granted 1,058,000 RSUs (2024 - 1,360,000)

During the year-ended June 30, 2025, share-based compensation expenses related to service condition RSUs and performance condition RSUs was $485,755 and $68,787, respectively (2024 - $191,136 and $101,691)

A summary of RSUs activity is summarized as follows:

Restricted Share Unit Activity	Outstanding RSUs	Weighted average grant date fair value
Outstanding at June 30, 2023	980,500	$0.43
Granted	1,360,000	0.28
Vested	(615,500)	0.42
Forfeited	—	—
Outstanding at June 30, 2024	1,725,000	$0.31
Granted	1,058,000	0.35
Vested	(1,713,000)	0.35
Forfeited	(225,000)	0.22
Outstanding at June 30, 2025	845,000	$0.37

As of June 30, 2025 and 2024, there was approximately $82,405 and $250,221 of unamortized stock-based compensation expense related to outstanding RSUs, respectively. This expense is expected to be recognized over the remaining weighted-average vesting periods of 0.94 years.

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

If the Royalty is issued, Paramount has the option to buy back 50% of the Royalty by paying either $11.25 million on the second (2nd) anniversary of the Royalty or $12.375 million on the third (3rd) anniversary. The Company’s obligations under the Debenture are secured by a pledge of the assets of the Company and its subsidiaries, including without limitation by deeds of trust with respect to the Grassy Mountain project and the Company’s Nevada property, Sleeper. The Company is required to maintain a positive cash balance at all times and shall maintain a positive adjusted working capital amount at the end of each fiscal quarter commencing with the fiscal quarter March 31, 2024. At June 30, 2025, Paramount was in compliance with these loan covenants.

The Company has accounted for the Royalty Conversion Option and related Buyback Provision as an embedded derivative in accordance with ASC 815 and recorded the derivative as a separate liability at fair value. The fair value of the derivative as at June 30, 2025 and 2024 was $4,034,502 and $3,642,105, respectively (Note 4).

At June 30, 2025 and at June 30, 2024, the Debenture consisted of the following:

	June 30, 2025	June 30, 2024

Debt liability of royalty convertible debenture before issuance costs	$12,239,622	$12,239,622
Less: unamortized issuance costs	(609,077)	(783,099)
Net debt liability of royalty convertible debenture	11,630,545	11,456,523
Derivative liability of royalty convertible debenture	4,077,929	3,642,105
	$15,708,474	$15,098,628

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

Interest Expense

The following table summarizes the components of recorded interest expense:

	For the Year Ended June 30, 2025	For the Year Ended June 30, 2024
Royalty Convertible Debenture	$1,516,667	$775,001
2019 Secured Convertible Notes (1)	—	200,236
Bridge Promissory Note (2)	—	88,436
Amortization of issuance costs on Royalty Convertible Debenture	174,022	87,012
Amortization of discount and debt issuance costs on 2019 Secured Convertible Notes	—	4,862
Total	$1,690,689	$1,155,547

(1) The 2019 Secured Convertible Notes ("2019 Note") were repaid in December 2023. The 2019 Notes bore and interest rate of 7.5% per annum.

(2) The Bridge Promissory Note ("Bridge Note") was repaid in December 2023. The Bridge Note bore an interest rate of 12% per annum.

Note 8. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	June 30, 2025	June 30, 2024
Sleeper and other Nevada based Projects	$25,701,750	$25,733,685
Grassy Mountain and other Oregon based Projects	23,435,728	23,335,728
	$49,137,478	$49,069,413

Sleeper:

Sleeper is located in Humbolt County, Nevada approximately 26 miles northwest of the town of Winnemucca.

For the year-ended June 30, 2025 and 2024, the Company recognized a decrease in the mineral properties for the Sleeper Gold Project due to a change of estimate for its reclamation and environmental obligation in the amount of $81,936 and $2,488,848, respectively (Note 9).

Grassy Mountain:

The Grassy Mountain Project is located in Malheur County, Oregon, approximately 22 miles south of Vale, Oregon, and roughly 70 miles west of Boise, Idaho.

Other Oregon Based Projects :

During the year ended June 30, 2025, the Company made a payment to Nevada Select Royalty Inc. ("Nevada Select") in the amount of $100,000 (2024 - $50,000). See Note 13 for a description of the Frost Project.

Other Nevada Based Projects:

During the year ended June 30, 2025, the Company made a payment to Nevada Select in the amount of $50,000 (2024 - $50,000). See Note 13 for a description of the Bald Peak claims.

Impairment of Mineral Properties

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the year ended June 30, 2025 and 2024, no events or changes in circumstance are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no impairment was necessary.

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

The Company has posted several cash bonds as financial security to satisfy reclamation requirements for its BLM mining claims. The balance of posted cash reclamation bonds at June 30, 2025 is $546,176 (June 30, 2024 - $546,176).

Paramount is responsible for managing the reclamation activities from the previous mine operations at the Sleeper Gold Mine as directed by the BLM and the Nevada State Department of Environmental Protection (“NDEP”). Paramount has estimated the undiscounted reclamation costs for existing disturbances and monitoring at the Sleeper Gold Project required by the BLM and NDEP to be $5,742,047 at June 30, 2025. These costs are expected to be incurred between the calendar years 2025 and 2060. The sum of expected costs by year are discounted using the Company’s credit adjusted risk free interest rate from the time it expects to pay the retirement to the time it incurs the obligation. The asset retirement obligation for the Sleeper Gold Project recorded on the balance sheet is equal to the present value of the estimated reclamation costs as required by both the BLM and NDEP.

The following variables were used in the calculation for the fiscal years ending June 30, 2025 and 2024:

	Year Ended June 30, 2025	Year Ended June 30, 2024
Weighted-average credit adjusted risk free rate	9.90%	9.93%
Weighted-average inflation rate	2.53%	2.53%

Changes to the Company’s asset retirement obligation for the Sleeper Gold Mine for the years ended June 30, 2025 and 2024 are as follows:

	Year Ended June 30, 2025	Year Ended June 30, 2024
Balance at beginning of period	$2,270,288	$4,436,902
Accretion expense	225,413	442,234
Additions and change in estimates	(81,936)	(84,295)
Settlements	(120,000)	(2,524,553)
Balance at end of period	$2,293,765	$2,270,288

During the year ended June 30, 2025 and 2024, changes in estimates and settlements for the reclamation and environmental obligation totaled $201,936 and $2,608,848 respectively. For settlements that have no benefit to future mining operations, the corresponding amount recorded in mineral properties are written off (Note 8). The balance of the reclamation and environmental obligation of $2,293,765 (2024 - $2,270,288) is comprised of a current portion of $120,000 (2024 - $120,000) and a non-current portion of $2,173,765 (2024 - $2,150,288).

Note 10. Other Income

The Company’s other income details were as follows:

	Year Ended June 30, 2025	Year Ended June 30, 2024
Reimbursement of reclamation costs	$—	$2,501,780
Leasing of water rights to third party	6,217	6,095
Restitution payment	—	3,785
Total	$6,217	$2,511,660

Note 11. Segmented Information

The Company’s reportable segments are comprised of operating units that have losses or assets exceeding 10% of the respective consolidated totals and are consistent with the Company’s management reporting structure. At Paramount, management organizes its segments by material property to make operating decisions and assessing performance. The Company's properties include the Sleeper Gold Project and the Grassy Mountain Project. Additional operating expenses incurred by the Company are treated as corporate overhead. Interest expense incurred by the Company are included in corporate overhead and the CODM does not rely on allocating interest expense by reportable segment to assess performance of the segment. Segments are reported in a manner consistent with the internal reporting provided to the chief operating decision-maker (“CODM”). The chief operating decision-maker, who is responsible for allocating resources and assessing the performance of the operating segments, has been identified as the Chief Executive Officer.

The tables below summarize the Company's segments:

Year Ended June 30, 2025
	Sleeper Gold Project and other Nevada based Projects	Grassy Mountain Project and other Oregon based Projects	Corporate	Total
Exploration and development	$264,174	$2,339,283	$—	$2,603,457
Reclamation	200,950	—	—	200,950
Land holding costs	569,748	173,371	—	743,119
Accretion	225,413	—	—	225,413
Corporate	—	—	3,182,580	3,182,580
Net Loss Before Other Expense	$1,260,285	$2,512,654	$3,182,580	$6,955,519
Other Expense (Income)
Other income	(6,217)	—	—	(6,217)
Change in derivative liability on royalty convertible debenture	—	—	435,824	435,824
Interest expense	—	—	1,690,690	1,690,690
Interest income	—	—	(44,642)	(44,642)
Net Loss before Income Taxes	$1,254,068	$2,512,654	$5,264,452	$9,031,174
Income Taxes
Deferred tax expense	—	19,249	—	19,249
Net Loss	$1,254,068	$2,531,903	$5,264,452	$9,050,423

Year Ended June 30, 2024
	Sleeper Gold Project and other Nevada based Projects	Grassy Mountain Project and other Oregon based Projects	Corporate	Total
Exploration and development	$448,067	$1,613,551	$—	$2,061,618
Reclamation	2,605,799	—	—	2,605,799
Land holding costs	490,184	157,313	—	647,497
Accretion	442,234	—	—	442,234
Corporate	—	—	2,739,340	2,739,340
Net Loss Before Other Expense	$3,986,284	$1,770,864	$2,739,340	$8,496,488
Other Expense (Income)
Other income	(2,511,660)	—	—	(2,511,660)
Change in derivative liability on royalty convertible debenture	—	—	881,727	881,727
Interest expense	—	—	1,156,483	1,156,483
Interest income	—	—	—	—
Net Loss before Income Taxes	$1,474,624	$1,770,864	$4,777,550	$8,023,038
Income Taxes
Deferred tax expense	—	33,407	—	33,407
Net Loss	$1,474,624	$1,804,271	$4,777,550	$8,056,445

Non current assets of Company's segments:

`	As At June 30, 2025	As At June 30, 2024
Sleeper Gold Project and other Nevada based projects mineral properties	$25,701,750	$25,733,685
Grassy Mountain Project and other Oregon based projects mineral properties	23,435,728	23,335,728
Corporate and other	558,204	549,397
Total Non-Current Assets	$49,695,682	$49,618,810

Note 12. Income Taxes

At June 30, 2025, the Company has net operating loss carry forwards of $38,200,235 (2024- $38,219,334) expiring between the years 2025 and 2038 which are available to reduce future taxable income. Tax losses incurred after June 30, 2018 of $45,427,872 (2024 - $35,736,884) may be carried forward indefinitely. The tax effects of the significant components within the Company’s deferred tax asset (liability) at June 30, 2025 and 2024 are as follows:

United States	2025	2024
Mineral properties	$71,353	$308,364
Asset retirement obligation	481,691	476,760
Fixed assets	(257)	752
Derivatives	276,686	185,163
Stock options	626,052	628,667
Other	2,100	2,100
Net operating losses	17,565,333	15,534,237
	$19,022,958	$17,136,043
Valuation allowance	(19,315,657)	(17,409,493)
Mineral properties	$(292,699)	$(273,450)
Net deferred tax asset	$—	$—

The income tax recovery differs from the amounts computed by applying statutory tax to pre-tax losses as a result of the following:

	2025	2024
Loss before taxes	$(9,031,174)	$(8,023,038)
US Statutory tax rate	21.00%	21.00%
Expected income recovery	(1,896,547)	(1,684,838)
Non-deductible items	482	1,099
Change in estimates	9,150	(67,181)
Other items	—	—
Change in tax rates	—	—
Change in valuation allowance	1,906,164	1,784,327
Total income taxes	19,249	$33,407
Current tax expense	—	—
Deferred tax expense	19,249	33,407
	$—	$—

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

As at June 30, 2025 and 2024, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company is subject to income taxation at the federal and state levels. The Company is subject to US federal tax examinations for the tax years 2019 through 2024. Loss carryforwards generated or utilized in years earlier than 2019 are also subject to examination and adjustment. The Company has no income tax examinations in process.

Note 13. Commitments and Contingencies:

Other Commitments

Paramount has an agreement to acquire 44 mining claims (“Cryla Claims”) covering 589 acres located immediately to the west of the proposed Grassy Mountain site from Cryla LLC. Paramount is obligated to make annual lease payments of $40,000 per year the first two years of the lease term and $60,000 per year thereafter with an option to purchase the Cryla Claims for $560,000 at any time. The term of the agreement is 25 years. In the event Paramount exercises its option to acquire the Cryla Claims, all annual payments shall be credited against a production royalty that will be based on a prevailing price of the metals produced from the Cryla Claims. The royalty rate ranges between 2% and 4% based on the daily price of gold. The agreement with Cryla can be terminated by Paramount at any time. Paramount made the annual lease payment of $60,000 as required by the agreement during the year ended June 30, 2025. The Cryla Claims are without known mineral reserves and there is no current exploratory work being performed.

Paramount has an agreement with Nevada Select Royalty (“Nevada Select”) to purchase 100% in the Frost Project, which consists of 40 mining claims located approximately 12 miles west of its Grassy Mountain Project. A total consideration of $250,000 payable to Nevada Select will be based on certain events over time. Upon signing the agreement, Paramount made a payment of $10,000 to Nevada Select. Nevada Select will retain a 2% NSR on the Frost Claims and Paramount has the right to reduce the NSR to 1% for a payment of $1 million. During the fiscal year ended June 30, 2025, the final payment of $100,000 under the agreement was made and as a result the Company owns 100% of the Frost Claims. The Frost Claims are without known mineral reserves.

During the year-ended June 30, 2022, the Company entered into an option agreement with Nevada Select to purchase the Bald Peak mining claims in the State of Nevada and California for a total consideration of $300,000. Payments under the agreement will be based on achieving certain events over time. Upon signing the agreement Paramount made a payment to Nevada Select of $20,000. During the year-ended June 30, 2025, the Company made a payment under the agreement of $50,000. The Bald Peak Claims are without known mineral reserves.

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

Note 14. Subsequent Events

The Company sold 2,146,561 shares under its at the market program for net proceeds of $1,901,968 between July 14, 2025 and September 23, 2025 . The Company also issued 2,941,176 prefunded warrants exercisable for shares of Common Stock for gross proceeds of $2,000,000 on August 22, 2025.