Form 10-Q
period 2025-12-31
Paramount Gold Nevada Corp.
filed 2026-02-10
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s Common Stock outstanding, $0.01 par value per share, as of February 9, 2026 was 83,813,242.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	PZG	NYSE American

Table of Contents

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Interim Balance Sheets as of December 31, 2025 (Unaudited) and June 30, 2025	2
	Condensed Consolidated Interim Statements of Operations for the Three Months and Six Months Ended December 31, 2025 (Unaudited) and December 31, 2024 (Unaudited)	3
	Condensed Consolidated Interim Statements of Stockholders’ Equity for the Three Months and Six Months Ended December 31, 2025 (Unaudited) and Three Months and Six Months Ended December 31, 2024 (Unaudited)	4
	Condensed Consolidated Interim Statement of Cash Flows for the Six Months Ended December 31, 2025 (Unaudited) and December 31, 2024 (Unaudited)	5
	Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23

PART II	OTHER INFORMATION
Item 1A.	Risk Factors	24
Item 4.	Mine Safety Disclosures	24
Item 6.	Exhibits	25

Signatures	Directors, Executive Officers and Corporate Governance	26

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

(Unaudited)

	December 31, 2025	June 30, 2025
Assets
Current Assets
Cash and cash equivalents	$3,536,859	$1,351,001
Prepaid expenses and deposits	615,993	1,356,349
Total Current Assets	4,152,852	2,707,350
Non-Current Assets
Mineral properties	49,187,478	49,137,478
Reclamation bonds	508,781	546,176
Property and equipment	10,215	12,028
Total Non-Current Assets	49,706,474	49,695,682
Total Assets	$53,859,326	$52,403,032
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$697,765	$539,971
Reclamation and environmental obligation, current portion	120,000	120,000
Warrant liability	3,307,499	—
Total Current Liabilities	4,125,264	659,971
Non-Current Liabilities
Debt liability of royalty convertible debenture, net	11,717,556	11,630,545
Derivative liability of royalty convertible debenture	7,017,699	4,077,929
Deferred tax liability	292,699	292,699
Reclamation and environmental obligation, non-current portion	2,227,589	2,173,765
Total Non-Current Liabilities	21,255,543	18,174,938
Total Liabilities	25,380,807	18,834,909
Commitments and Contingencies (Note 11)
Stockholders' Equity
Common stock, par value $0.01, 200,000,000 authorized shares, 79,325,833 issued and outstanding at December 31, 2025 and 200,000,000 authorized shares, 75,420,743 issued and outstanding at June 30, 2025	793,260	754,208
Additional paid in capital	127,865,196	124,242,577
Accumulated deficit	(100,179,937)	(91,428,662)
Total Stockholders' Equity	28,478,519	33,568,123
	$53,859,326	$52,403,032

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024

Expenses
Exploration and development	$739,808	$377,112	$1,305,904	$772,410
Reclamation	25,011	16,420	62,891	70,357
Land holding costs	213,308	186,389	401,917	352,954
Professional fees	222,324	85,234	467,370	257,231
Salaries and benefits	531,978	280,711	729,948	569,191
Directors' compensation	60,693	48,447	103,131	99,978
General and administrative	297,047	178,949	486,618	367,260
Accretion	56,912	45,619	113,824	134,174
Total Expenses	2,147,081	1,218,881	3,671,603	2,623,555
Net Loss Before Other Expense	2,147,081	1,218,881	3,671,603	2,623,555
Other Expense (Income)
Other income	(6,341)	—	(6,341)	(6,217)
Loss from change in fair value of derivative liability on royalty convertible debenture	1,787,896	400,144	2,939,770	164,055
Loss from change in fair value of warrant liability	79,835	—	1,307,499	—
Interest expense	426,839	426,840	853,677	853,680
Interest income	(8,373)	(14,376)	(14,933)	(31,446)
Net Loss	$4,426,937	$2,031,489	$8,751,275	$3,603,627

Loss per Common Share
Basic and diluted	$0.06	$0.03	$0.11	$0.05

Weighted Average Number of Common
Shares Used in Per Share Calculations
Basic and diluted	78,438,507	66,190,772	77,359,659	65,682,815

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

	Shares (#)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2025	75,420,743	$754,208	$124,242,577	$(91,428,662)	$33,568,123
Stock based compensation	—	—	22,168	—	22,168
Capital issued for financing	2,146,561	21,466	1,874,466	—	1,895,932
Capital issued for payment of interest	366,052	3,661	379,672	—	383,333
Net loss	—	—	—	(4,324,338)	(4,324,338)
Balance at September 30, 2025	77,933,356	$779,335	$126,518,883	$(95,753,000)	$31,545,218
Stock based compensation	—	—	74,361	—	74,361
Capital issued for excercise of stock options, or vesting of RSUs and restricted stock	339,112	3,391	80,608		83,999
Capital issued for financing	707,355	7,074	811,471	—	818,545
Capital issued for payment of interest	346,010	3,460	379,873	—	383,333
Net loss	—	—	—	(4,426,937)	(4,426,937)
Balance at December 31, 2025	79,325,833	$793,260	$127,865,196	$(100,179,937)	$28,478,519

	Shares (#)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2024	65,044,305	$650,444	$119,883,235	$(82,378,239)	$38,155,440
Stock based compensation	—	—	62,205	—	62,205
Capital issued for financing	114,918	1,149	45,209	—	46,358
Capital issued for payment of interest	898,888	8,989	374,345	—	383,334
Net loss	—	—	—	(1,572,138)	(1,572,138)
Balance at September 30, 2024	66,058,111	$660,582	$120,364,994	$(83,950,377)	$37,075,199
Stock based compensation	—	—	60,451	—	60,451
Capital issued for financing	137,134	1,371	56,499	—	57,870
Capital issued for payment of interest	1,226,529	12,265	371,069	—	383,334
Net loss	—	—	—	(2,031,489)	(2,031,489)
Balance at December 31, 2024	67,421,774	$674,218	$120,853,013	$(85,981,866)	$35,545,365

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2025	2024
Net Loss	$(8,751,275)	$(3,603,627)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,813	1,844
Stock based compensation	180,528	122,656
Amortization of debt issuance costs	87,011	87,011
Capital issued for interest expense	766,666	766,668
Accretion expense	113,824	134,174
Settlement of asset retirement obligations	(60,000)	(60,000)
Change in reclamation bonds accounts	37,395	—
Loss from change in fair value of derivative liability	2,939,770	164,055
Loss from change in fair value of warrant liability	1,307,499	—
Effect of changes in operating working capital items:
Change in prepaid expenses	740,356	540,128
Change in accounts payable	157,794	(215,698)
Cash used in operating activities	(2,478,619)	(2,062,789)
Cash flows from investing activities:
Purchase of mineral properties	(50,000)	(50,000)
Purchase of equipment	—	(9,098)
Cash used in investing activities	(50,000)	(59,098)
Cash flows from financing activities
Capital issued for financing, net of share issuance costs	2,714,477	104,228
Proceeds from warrant private placement	2,000,000	—
Cash provided by financing activities	4,714,477	104,228

Change in cash during period	2,185,858	(2,017,659)
Cash at beginning of period	1,351,001	5,423,059
Cash at end of period	$3,536,859	$3,405,400

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

Significant Accounting Policies

Please see Note 1- Description of Business and Summary of Significant Accounting Policies contained in the 2025 10-K.

In addition to the significant accounting policies contained in the 2025 10-K, the following policy has been added:

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance and are not subsequently remeasured. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and at each balance sheet date thereafter. Changes in the fair value of the warrants are recognized as an unrealized gain or loss in Other Expense on the condensed consolidated interim statement of operations.

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

Subsequent to February 10, 2026, the Company expects to fund operations as follows:

•
Existing cash on hand and working capital.
•
The existing ATM with Cantor Fitzgerald & Co. and A.G.P./Alliance Global Partners.
•
Insurance proceeds to fund reclamation and environmental obligations at its Sleeper Gold Project.
•
Equity financings and sale of royalties.

At December 31, 2025, the Company’s cash balance was $3,536,859.

Historically, we have been successful in accessing capital through equity and debt financing arrangements or by the sale of royalties on its mineral properties, no assurance can be given that additional financing will be available to it in amounts sufficient to meet its needs, or on terms acceptable to the Company. In the event that we are unable to obtain additional capital or financing, our operations, exploration and development activities would be adversely affected and we may not be able to maintain our mining claims and our commitments to purchase other mining properties. The continuation of the Company as a going concern is dependent on having sufficient capital to maintain our operations. In considering our financing plans and our current working capital position the Company believes there is substantial doubt about its ability to continue as a going concern twelve months after the date that our financial statements are issued.

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

Our financial instruments include cash and cash equivalents, prepaids, accounts payable, accrued liabilities, the royalty conversion feature on the Debenture (see Note 6) and warrants (Note 7). Due to the short maturity of our cash and cash equivalents, prepaids, accounts payable and accrued liabilities, we believe that their carrying amounts approximate fair value as of December 31, 2025 and June 30, 2025.

The following tables presents the fair value of liabilities measured at fair value on a recurring basis:

	Balance at December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Reclamation and environmental obligation	—	—	2,347,589	$2,347,589
Royalty conversion feature	—	—	7,017,699	$7,017,699
Warrant liability	—	—	3,307,499	3,307,499
Total	—	—	12,672,787	$12,672,787

	Balance at June 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Reclamation and environmental obligation	—	—	2,293,765	$2,293,765
Royalty conversion feature	—	—	4,077,929	$4,077,929
Total	—	—	6,371,694	$6,371,694

The Company determined that the Royalty conversion feature (Note 6) embedded in the Debenture is required to be accounted for separately from the Debenture as a derivative liability and recorded at fair value and the remaining value allocated to the Debenture net of the unamortized debt issuance costs. The derivative liability will be fair valued at each reporting period, with changes in fair value recorded as a loss or gain from change in fair value in the Condensed Consolidated Interim Statement of Operations. During the three and six months ended December 31, 2025, the fair value derivative liability increased by $1,787,896 and $2,939,770, respectively, and it was recorded as a loss from change in fair value of derivative liability on royalty convertible debenture on the Condensed Consolidated Interim Statement of Operations.

As of December 31, 2025, the Royalty conversion feature is recorded at $7,017,699 (June 30, 2025 - $4,077,929) and is valued based on Level 3 inputs. Several steps were used to calculate the fair value of the Royalty conversion feature on the Debenture. First utilizing the Royalty Agreement's royalty rate of 4.75% for the life of mine, the annual gross royalty amounts were calculated from estimated expected gross revenues of the proposed Grassy Mountain Mine. The gold and silver price assumption was derived by management based on its judgment, taking into account current pricing trends and trends observed in royalty transactions. Also, management considered the mineral reserves of the proposed mine. The annual royalty amounts were discounted using a long term stock market rate of return of 10%. In determining expected future cash flows, management has also considered a number of project-specific risk factors that affect the timing of commencement of production, including the completion of federal and state permitting, the ability to secure construction financing on acceptable terms, and uncertainties related to construction schedules. These risks and key input assumptions could materially impact both the timing and amount of the royalty payments, and therefore the fair value of the Royalty conversion feature. Second, a Black-Scholes model was used to calculate the fair value of the conversion option. For the six months ended December 31, 2025, the increase in the gold and silver price assumptions have been the main driver in the increase of the cumulative present value of the royalty stream. The key assumptions in valuing the royalty conversion option derivative include:

	December 31, 2025	At June 30, 2025
Cumulative present value of royalty stream	$20,356,125	$16,758,545
Conversion threshold is set as the value of the Debenture	$15,000,000	$15,000,000
Term in years	2.99	3.49
Volatility (A five year portfolio volatility of gold and silver, weighted by relative value in the project, is used as the historical volatility for the royalty stream)	16.89%	15.93%
Risk-Free Rate (Derived from a term-matched coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve)	3.49%	3.64%
Dividend yield[1]	0%	0%

1.
Dividend yield is set to 0% as no value of the royalty is lost given that production is assumed to begin in year 5

As of December 31, 2025, the warrant liability is recorded at $3,307,499 and is valued based on Level 3 inputs (Note 7). The prefunded warrants are accounted for as a liability with the changes in fair value of the warrants are recognized in the condensed consolidated interim statement of operations. The cash consideration received at issuance date was reflective of the fair value of the prefunded warrants. To determine the fair value of the prefunded warrants as of December 31, 2025, a weighted-average discount for lack of marketability ("DLOM") rate was estimated by using the Chaffe and Finnerty models, which use Level 3 inputs, including the expected restriction period. A DLOM was applied because the shares issuable upon exercise are subject to resale restrictions under Rule 144 and therefore not immediately freely tradable in the public market. The DLOM rate of 10.75% was applied to the common stock price as of December 31, 2025 to determine the fair value.

Note 4. Non-Cash Transactions

For the three months ended December 31, 2025, the Company issued 346,010 shares of common stock for payment of interest accrued on its outstanding Royalty Convertible Debenture with a fair value of $383,333.

For the three months ended December 31, 2024, the Company issued 1,226,529 shares of common stock for payment of interest accrued on its outstanding Royalty Convertible Debenture with a fair value of $383,334.

For the six months ended December 31, 2025, the Company issued 712,062 shares of common stock for payment of interest accrued on its outstanding Royalty Convertible Debenture with a fair value of $766,666.

For the six months ended December 31, 2024, the Company issued 2,125,417 shares of common stock for payment of interest accrued on its outstanding Royalty Convertible Debenture with a fair value of $766,668.

Note 5. Capital Stock

Authorized Capital

Authorized capital stock consists of 200,000,000 common shares with par value of $0.01 per common share as of December 31, 2025 (June 30, 2025 – 200,000,000 common shares with par value $0.01 per common share).

For the three months ended December 31, 2025, the Company issued 707,355 shares of common stock from its ATM program for net proceeds of $818,545 and issued 346,010 shares of common stock for payment of interest accrued on its outstanding Royalty Convertible Debenture (Note 6) with a fair value of $383,333.

For the three months ended December 31, 2024, the Company issued 137,134 shares of common stock from its ATM program for net proceeds of $57,870 and issued 1,226,529 shares of common stock for payment of interest accrued (Note 6) with a fair value of $383,334.

For the six months ended December 31, 2025, the Company issued 2,853,916 shares of common stock from its ATM program for net proceeds of $2,714,477 and issued 712,062 shares of common stock for payment of interest accrued on its outstanding Royalty Convertible Debenture (Note 6) with a fair value of $766,666.

For the six months ended December 31, 2024, the Company issued 252,052 shares of common stock from its ATM program for net proceeds of $104,228 and issued 2,125,417 shares of common stock for payment of interest accrued on its outstanding Royalty Convertible Debenture (Note 6) with a fair value of $776,668.

Stock Options, Restricted Stock Units and Stock Based Compensation

Paramount’s 2015 and 2016 Stock Incentive and Compensation Plans, which are stockholder-approved, permits the grant of stock options, restricted stock units and stock to its employees and directors for up to 7.5 million shares of common stock.

Total stock based compensation for the three months ended December 31, 2025 and 2024 were $158,360 and $60,451, respectively.

Total stock-based compensation for the six months ended December 31, 2025 and 2024 were $180,528 and $122,656, respectively.

Restricted Stock

During the three and six months ended December 31, 2025, the Company granted and issued 70,000 restricted shares of common stock under its equity compensation plan with a fair value of $84,000.

Stock Options

Stock option awards are generally granted with an exercise price equal to the market price of Paramount’s stock at the date of grant and have contractual lives of 5 years. To better align the interests of its key executives, employees and directors, with those of its shareholders, a significant portion of those share option awards will vest contingent upon meeting certain stock price appreciation performance goals and other performance conditions. Option and share awards provide for accelerated vesting if there is a change in control of the Company (as defined in the Stock Incentive and Compensation Plans).

For the three and six months ended December 31, 2025 and 2024, the Company did not grant any stock options.

A summary of stock option activity under the Stock Incentive and Compensation Plans as of December 31, 2025 is presented below:

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2024	1,405,000	$1.05	1.06	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(640,000)	1.00	—	—
Outstanding at June 30, 2025	765,000	$1.09	0.54	$650
Granted	—	—	—	—
Exercised	(485,000)	1.12	—	—
Forfeited or expired	(230,000)	1.15	—	—
Outstanding at December 31, 2025	50,000	$0.60	1.49	$33,000
Exercisable at December 31, 2025	50,000	$0.60	1.49	$33,000

A summary of the status of Paramount’s non-vested options at December 31, 2025 is presented below:

Non-vested Options	Options	Weighted- Average Grant- Date Fair Value
Non-vested at June 30, 2024	458,336	$0.47
Granted	—	—
Vested	(50,000)	0.56
Forfeited or expired	(247,500)	0.39
Non-vested at June 30, 2025	160,836	$0.57
Granted	—	—
Vested	(125,000)	0.56
Forfeited or expired	(35,836)	0.62
Non-vested at December 31, 2025	—	$—

Restricted Stock Units ("RSUs")

RSUs are awards for service and performance which upon vesting and settlement entitle the recipient to receive one common share of the Company's Common Stock for no additional consideration, for each RSU held.

During the three months ended December 31, 2025 and 2024, the Company granted 539,400 and nil RSUs, respectively.

For the six months ended December 31, 2025 and 2024, the Company granted 539,400 and nil RSUs, respectively.

For the three months ended December 31, 2025, share-based compensation expenses related to service condition RSUs and performance condition RSUs was $20,146 and $54,215, respectively (2024 - $32,828 and $26,425).

For the six months ended December 31, 2025, share-based compensation expenses related to service condition RSUs and performance condition RSUs was $31,758 and $64,771, respectively (2024 -$65,656 and $54,603).

A summary of RSUs activity is summarized as follows:

Restricted Share Unit Activity	Outstanding RSUs	Weighted average grant date fair value
Outstanding at June 30, 2024	1,725,000	$0.31
Granted	1,058,000	0.35
Vested	(1,713,000)	0.35
Forfeited	(225,000)	0.22
Outstanding at June 30, 2025	845,000	$0.37
Granted	539,400	1.14
Vested	(250,000)	0.47
Forfeited	—	—
Outstanding at December 31, 2025	1,134,400	$0.71

As of December 31, 2025, there was approximately $595,751 of unamortized stock-based compensation expense related to outstanding RSUs. This expense is expected to be recognized over the remaining weighted-average vesting periods of approximately 1.35 years.

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

If the Royalty is issued, Paramount has the option to buy back 50% of the Royalty by paying either $11.25 million on the second (2nd) anniversary of the Royalty or $12.375 million on the third (3rd) anniversary. The Company’s obligations under the Debenture are secured by a pledge of the assets of the Company and its subsidiaries, including without limitation by deeds of trust with respect to the Grassy Mountain Project and the Company’s Nevada property, Sleeper. The Company is required to maintain a positive cash balance at all times and shall maintain a positive adjusted working capital amount at the end of each fiscal quarter commencing with the fiscal quarter March 31, 2024. At December 31, 2025, Paramount was in compliance with these loan covenants.

The Company has accounted for the Royalty Conversion Option and related Buyback Provision as an embedded derivative in accordance with ASC 815 and recorded the derivative as a separate liability at fair value. The fair value of the derivative was $7,017,699 at December 31, 2025 and $4,077,929 at June 30, 2025 (Note 3).

At December 31, 2025 and June 30, 2025, the Debenture consisted of the following:

	December 31, 2025	June 30, 2025

Debt liability of royalty convertible debenture before issuance costs	$12,239,622	$12,239,622
Less: unamortized issuance costs	(522,066)	(609,077)
Net debt liability of royalty convertible debenture	11,717,556	11,630,545
Derivative liability of royalty convertible debenture	7,017,699	4,077,929

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

The ROFR shall terminate on the date which is the earlier of (i) the seventh (7th) anniversary of the ROFR; (ii) the closing of one or more purchase transactions between us and Sprott in respect of Mineral Interests for an aggregate purchase price of $60,000,000 upon the exercise by Sprott of its rights pursuant to the ROFR; and (iii) the closing of a purchase transaction between us and a third party in respect of a Mineral Interest for a purchase price in excess of $60,000,000 where Sprott does not exercise its right of first refusal pursuant to the ROFR.

Interest Expense

The following table summarizes the components of recorded interest expense:

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024	For the Six Months Ended December 31, 2025	For the Six Months Ended December 31, 2024
Royalty Convertible Debenture	$383,333	$383,334	$766,666	$766,668
Amortization of issuance costs on Royalty Convertible Debenture	43,506	43,506	87,011	87,012
Total interest expense	$426,839	$426,840	$853,677	$853,680

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

The outstanding warrants are classified as a liability on the condensed consolidated interim balance sheet. The prefunded warrants will be presented within current liabilities as they are exercisable at any time at the holder’s option. The prefunded warrants, which have a nominal exercise price, are measured at fair value by applying a discount to the Company's common stock price at each reporting date. See Note 3 for additional information related to issued and outstanding warrants.

After the occurrence of an event that is outside of the Company’s control, the warrant holders have the option to elect to exercise the warrant or to exchange the warrant for a security in the successor entity with similar terms and conditions. This term, which provides the warrant holders with a variation in settlement that is not provided to the common shareholders, fails to meet the indexation guidance under ASC 815. As such, the warrants were established as a liability on the balance sheet at the time of issuance and are remeasured to fair value each reporting date by applying a discount to the Company’s common stock price as of the reporting date, which is further discussed in Note 3. As of December 31, 2025, the prefunded warrants have a fair value of $3,307,499. During the three and six months ended December 31, 2025, a change in fair value of $79,835 and $1,307,499, respectively, was recognized as a loss from change in fair value of warrant liability on the condensed consolidated interim statement of operations. There were no warrants exercised during the period and the Company had 2,941,176 warrants outstanding and not exercised as of December 31, 2025. The warrants were excluded from the calculation of diluted net loss per share attributable to common shareholders because their impact would have been antidilutive for the period.

Note 8. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	December 31, 2025	June 30, 2025
Sleeper and other Nevada based Projects	$25,751,750	$25,701,750
Grassy Mountain and other Oregon based Projects	23,435,728	23,435,728
Total mineral properties	$49,187,478	$49,137,478

Sleeper:

Sleeper is located in Humboldt County, Nevada, approximately 26 miles northwest of the town of Winnemucca.

Grassy Mountain:

The Grassy Mountain Project is located in Malheur County, Oregon, approximately 22 miles south of Vale, Oregon, and roughly 70 miles west of Boise, Idaho.

Impairment of Mineral Properties

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the three and six months ended December 31, 2025, no events or changes in circumstance are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no interim impairment was necessary.

Note 9. Reclamation and Environmental

Reclamation and environmental costs are based principally on legal requirements. Management estimates costs associated with reclamation of mineral properties and properties under mine closure. On an ongoing basis the Company evaluates its estimates and assumptions; however, actual amounts could differ from those based on estimates and assumptions.

The Company has posted several cash bonds as financial security to satisfy reclamation requirements. The balance of posted cash reclamation bonds at December 31, 2025 is $508,781 (June 30, 2025 - $546,176).

Paramount is responsible for managing the reclamation activities from the previous mine operations at the Sleeper Gold Mine as directed by the Bureau of Land Management ("BLM") and the Nevada State Department of Environmental Protection (“NDEP”). Paramount has estimated the undiscounted reclamation costs for existing disturbances and monitoring at the Sleeper Gold Project required by the BLM and NDEP to be $5,742,047 at December 31, 2025. These costs are expected to be incurred between the calendar years 2026 and 2060. The sum of expected costs by year are discounted using the Company’s credit adjusted risk free interest rate from the time it expects to pay the retirement to the time it incurs the obligation. The asset retirement obligation for the Sleeper Gold Project recorded on the balance sheet is equal to the present value of the estimated reclamation costs as required by both the BLM and NDEP (See Note 3).

The following variables were used in the calculation for the periods ending December 31, 2025 and June 30, 2025:

	Six Months Ended December 31, 2025	Year Ended June 30, 2025
Weighted-average credit adjusted risk free rate	9.90%	9.90%
Weighted-average inflation rate	2.53%	2.53%

Changes to the Company’s reclamation and environmental costs for the Sleeper Gold Mine for the six months ended December 31, 2025 and the year ended June 30, 2025 are as follows:

	Six Months Ended December 31, 2025	Year Ended June 30, 2025
Balance at beginning of period	$2,293,765	$2,270,288
Accretion expense	113,824	225,413
Additions and change in estimates	—	(81,936)
Settlements	(60,000)	(120,000)
Balance at end of period	$2,347,589	$2,293,765

The balance of the reclamation and environmental obligation of $2,347,589 at December 31, 2025 (June 30, 2025 -$2,293,765) is comprised of a current portion of $120,000 (June 30, 2025 -$120,000) and a non-current portion of $2,227,589 (June 30, 2024 - $2,173,765).

The Company recorded an accretion expense for the three months ended December 31, 2025 and 2024 of $56,912 and $45,619, respectively.

The Company recorded an accretion expense for the six months ended December 31, 2025 and 2024 of $113,824 and $134,174, respectively.

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

The tables below summarize the Company's segments:

Three Months Ended December 31, 2025
	Sleeper Gold Project and other Nevada based Projects	Grassy Mountain Project and other Oregon based Projects	Corporate	Total
Exploration and development	$126,500	$613,308	$—	$739,808
Reclamation	25,011	—	—	25,011
Land holding costs	170,135	43,173	—	213,308
Accretion	56,912	—	—	56,912
Corporate	—	—	1,112,042	1,112,042
Net Loss Before Other Expense	$378,558	$656,481	$1,112,042	$2,147,081
Other Expense (Income)
Other income	(6,341)	—	—	(6,341)
Loss from change in fair value of derivative liability on royalty convertible debenture	—	—	1,787,896	1,787,896
Loss from change in fair value of warrant liability	—	—	79,835	79,835
Interest expense	—	—	426,839	426,839
Interest income	—	—	(8,373)	(8,373)
Net Loss	$372,217	$656,481	$3,398,239	$4,426,937

Three Months Ended December 31, 2024
	Sleeper Gold Project and other Nevada based Projects	Grassy Mountain Project and other Oregon based Projects	Corporate	Total
Exploration and development	$20,074	$357,038	$—	$377,112
Reclamation	16,420	—	—	16,420
Land holding costs	143,216	43,173	—	186,389
Accretion	45,619	—	—	45,619
Corporate	—	—	593,341	593,341
Net Loss Before Other Expense	$225,329	$400,211	$593,341	$1,218,881
Other Expense (Income)
Other income	—	—	—	-
Loss from change in fair value of derivative liability on royalty convertible debenture	—	—	400,144	400,144
Interest expense	—	—	426,840	426,840
Interest income	—	—	(14,376)	(14,376)
Net Loss	$225,329	$400,211	$1,405,949	$2,031,489

Six Months Ended December 31, 2025
	Sleeper Gold Project and other Nevada based Projects	Grassy Mountain Project and other Oregon based Projects	Corporate	Total
Exploration and development	$161,457	$1,144,447	$—	$1,305,904
Reclamation	62,891	—	—	62,891
Land holding costs	315,570	86,347	—	401,917
Accretion	113,824	—	—	113,824
Corporate	—	—	1,787,067	1,787,067
Net Loss Before Other Expense	$653,742	$1,230,794	$1,787,067	$3,671,603
Other Expense (Income)
Other income	(6,341)	—	—	(6,341)
Loss from change in fair value of derivative liability on royalty convertible debenture	—	—	2,939,770	2,939,770
Loss from change in fair value of warrant liability	—	—	1,307,499	1,307,499
Interest expense	—	—	853,677	853,677
Interest income	—	—	(14,933)	(14,933)
Net Loss	$647,401	$1,230,794	$6,873,080	$8,751,275

Six Months Ended December 31, 2024
	Sleeper Gold Project and other Nevada based Projects	Grassy Mountain Project and other Oregon based Projects	Corporate	Total
Exploration and development	$78,303	$694,107	$—	$772,410
Reclamation	70,357	—	—	70,357
Land holding costs	269,804	83,150	—	352,954
Accretion	134,174	—	—	134,174
Corporate	—	—	1,293,660	1,293,660
Net Loss Before Other Expense	$552,638	$777,257	$1,293,660	$2,623,555
Other Expense (Income)
Other income	(6,217)	—	—	(6,217)
Change in derivative liability on royalty convertible debenture	—	—	164,055	164,055
Interest expense	—	—	853,680	853,680
Interest income	—	—	(31,446)	(31,446)
Net Loss	$546,421	$777,257	$2,279,949	$3,603,627

Non current assets of Company's segments:

`	As Of December 31, 2025	As Of June 30, 2025
Sleeper Gold Project and other Nevada based projects mineral properties	$25,751,750	$25,701,750
Grassy Mountain Project and other Oregon based projects mineral properties	23,435,728	23,435,728
Corporate and other	518,996	558,204
Total Non-Current Assets	$49,706,474	$49,695,682

Note 11. Commitments and Contingencies

Other Commitments

Paramount has an agreement to acquire 44 mining claims (“Cryla Claims”) covering 589 acres located immediately to the west of the proposed Grassy Mountain site from Cryla LLC. Paramount is obligated to make annual lease payments of $60,000 per year until 2043 with an option to purchase the Cryla Claims for $560,000 at any time. The term of the agreement is 25 years and commenced in 2018. In the event Paramount exercises its option to acquire the Cryla Claims, all annual payments shall be credited against a production royalty that will be based on a prevailing price of the metals produced from the Cryla Claims. The royalty rate ranges between 2% and 4% based on the daily price of gold. The agreement with Cryla can be terminated by Paramount at any time. All lease payments under the agreement are up-to-date and no other payments were made during the six months ended December 31, 2025. The Cryla Claims are without known mineral reserves and there is no current exploratory work being performed.

The Company has an agreement with Nevada Select to purchase the Bald Peak mining claims in the States of Nevada and California for a total consideration of $300,000. Payments under the agreement will be based on achieving certain events over time. Upon signing the agreement Paramount made a payment to Nevada Select of $20,000. All payments under the agreement are up to date as of December 31, 2025. The Bald Peak Claims are without known mineral reserves.

Seabridge Gold Inc. ("Seabridge") holds a Net Profit Interest ("NPI") put option in which during the 30-day period immediately following the day that the Company has delivered notice to Seabridge that a positive production decision has been made and construction financing has been secured with respect to the Grassy Mountain Project, Seabridge may cause the Company to purchase the NPI for $10,000,000 Canadian Dollars. If Seabridge exercises the right to cause the Company to purchase the NPI, the Company would likely need to seek additional equity or other financing to fund the purchase, which financing may not be available to the Company on favorable terms or at all. As of December 31, 2025, Seabridge holds approximately 4.67% of the outstanding common stock of the Company and three members of Paramount's board of directors are either officers or directors of Seabridge.

Note 12. Subsequent Events

Subsequent to the period ended December 31, 2025, the Company sold 4,197,409 shares on the ATM for net proceeds of $7,094,249. The Company also issued 290,000 shares upon the vesting of RSUs.

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

Overview

We are a company engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon. We enhance the value of our projects by implementing exploration and engineering programs that have the goal to expand and upgrade known mineralized material to reserves. The following discussion updates our outlook and plan of operations for the foreseeable future. It also analyzes our financial condition and summarizes the results of our operations for the three and six months ended December 31, 2025 and compares these results to the results of the prior year three and six months ended December 31, 2024.

Operating Highlights:

For the three and six months ended December 31, 2025, the Company highlights include:

•
The Oregon Department of Geology and Mineral Industries (“DOGAMI”) published the draft consolidated permit package for the Grassy Mountain Gold Project on behalf of all state permitting and cooperating agencies. This represents the first time in Oregon’s history that a mining project has advanced through the state’s consolidated mining permitting framework.
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

Comparison of Operating Results for the three and six months ended December 31, 2025 and 2024

We did not earn any revenue from mining operations for the three and six months ended December 31, 2025 and 2024.

Net Loss

Our net loss for the three months ended December 31, 2025 was $4,426,937 compared to a net loss of $2,031,489 in the three months ended December 31, 2024. The drivers of the increase in net loss of 118% are fully described below.

Our net loss for the six months ended December 31, 2025 was $8,751,275 compared to a net loss of $3,603,627 in the six months ended December 31, 2024. The drivers of the increase in net loss of 143% are fully described below.

The Company expects to incur losses for the foreseeable future as we continue with our planned exploration and development programs.

Expenses

Exploration, Development, Reclamation and Land Holding Costs

For the three months ended December 31, 2025 and 2024, exploration expenses were $739,808 and $377,112, respectively. This represents an increase of 96% or $362,696. Expenses related to our exploration or development activities are generally not comparable from period to period as activities will vary based on several factors. At Grassy Mountain, the Company continued with permitting activities with state and federal permitting agencies and commenced the update of our 2022 SK -1300 feasibility study. These expenses totaled $613,308. At Sleeper, expenses of $126,500 were related to general maintenance of operations and mining claims.

For the three months ended December 31, 2025 and 2024, reclamation expenses were $25,011 and $16,420, respectively. This represents an increase of 52% or $8,591. The increase in reclamation expenses reflects the Company additional expenses incurred for on-going monitoring activities for the Sleeper Gold Project.

For the three months ended December 31, 2025 and 2024, land holding costs were $213,308 and $186,389, respectively. The increase in land holding costs of $26,919 from the previous period relates to the increase in holding costs per claim enacted by the BLM.

For the six months ended December 31, 2025 and 2024, exploration expenses were $1,305,904 and $772,410, respectively. This represents an increase of 69% or $533,494. Expenses related to our exploration or development activities are generally not comparable from period to period as activities will vary based on several factors. At Grassy Mountain, the Company continued with permitting activities with state and federal permitting agencies and commenced the update of our 2022 SK-1300 feasibility study. These expenses totaled $1,144,447. At Sleeper, expenses of $161,457 were related to general maintenance of operations and mining claims.

For the six months ended December 31, 2025 and 2024, reclamation expenses were $62,891 and $70,357, respectively. This represents a decrease of 11% or $7,466. The decrease in reclamation expenses reflects the Company streamlining its processes for its on-going monitoring activities for the Sleeper Gold Project.

For the six months ended December 31, 2025 and 2024, land holding costs were $401,917 and $352,954, respectively. The increase in land holding costs of $48,963 from the previous period relates to the increase in holding costs per claim enacted by the BLM.

Salaries and Benefits

For the three month periods ended December 31, 2025 and 2024, salary and benefits were $531,978 and $280,711, respectively. This represents an increase of 90%. Salary and benefits are comprised of cash and equity based compensation of the Company’s executive and corporate administration teams. The increase is mainly due to the short-term incentive compensation recorded in the period. Included in the salary and benefits expense amount for the three months ended December 31, 2025 and 2024 was non-cash equity based compensation applicable to executive and administration employees of $51,668 and $46,077, respectively.

For the six months ended December 31, 2025 and 2024, salary and benefits were $729,948 and $569,191, respectively. This represents an increase of 28%. Salary and benefits are comprised of cash and equity based compensation of the Company’s executive and corporate administration teams. The net increase is due to the short-term incentive compensation recorded in the period offset by lower headcount in the current period from the previous period. Included in the salary and benefits expense amount for the six months ended December 31, 2025 and 2024 was non-cash equity based compensation applicable to executive and administration employees of $69,398 and $93,907, respectively.

Directors’ Compensation

For the three month periods ended December 31, 2025 and 2024, directors’ compensation expenses were $60,693 and $48,447, respectively. This represents an increase of 25%. Directors’ compensation consists of cash and stock-based compensation of the Company’s board of directors. The increase reflects higher equity based compensation recorded in the current quarter compared to the prior year’s comparable period.

For the six months ended December 31, 2025 and 2024, directors’ compensation expenses were $103,131 and $99,978, respectively. This represents an increase of 3%. Directors’ compensation consists of cash and stock-based compensation of the Company’s board of directors. The increase reflects higher equity based compensation recorded in the current quarter compared to the prior year’s comparable period.

Professional Fees and General and Administration

For the three months ended December 31, 2025 and 2024, professional fees were $222,324 and $85,234, respectively. This represents an increase of $137,090. The increase was mainly due to legal and advisory fees incurred in the current period that were not incurred in the previous year comparable period. Professional fees include legal, audit, advisory and consultant expenses incurred on corporate and operational activities being performed by the Company on a period-by-period basis.

For the three months ended December 31, 2025 and 2024, general and administration expenses increased by 66% to $297,047 from $178,949 reflecting one-time costs related marketing, additional listing fees and other travel costs.

For the six months ended December 31, 2025 and 2024, professional fees were $467,370 and $257,231, respectively. This represents an increase of $210,139. The increase was mainly due to legal and advisory fees incurred in the current period that were not incurred in the previous year comparable period. Professional fees include legal, audit, advisory and consultant expenses incurred on corporate and operational activities being performed by the Company on a period-by-period basis.

For the six months ended December 31, 2025 and 2024, general and administration expenses increased by 32% to $486,618 from $367,260 reflecting one-time costs related marketing, additional listing fees and other travel costs.

Liquidity and Capital Resources

As an exploration and development company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand. At December 31, 2025, we had cash and cash equivalents of $3,536,859 compared to $1,351,001 as of June 30, 2025. As of December 31, 2025, we had working capital of approximately $3,335,087. Our plan to manage our liquidity position is described below under Going Concern and Capital Resources.

In May 2020, the Company established an $8.0 million “at the market” equity offering program with Cantor Fitzgerald & Co. ("Cantor") and Canaccord Genuity LLC to proactively increase its financial flexibility. In November 2025, the Company established a new $14.9 million "at the market" offering program with Cantor and A.G.P./Alliance Global Partners. During the six months ended December 31, 2025, the Company issued 2,853,916 shares under the program for net proceeds of $2,714,477.

The main uses of cash for the six months ended December 31, 2025 were:

•
Cash used in operating activities of $2,478,619 were mainly used to fund our permitting and exploration activities at our projects, salary and benefits costs of our employees and ongoing general and administration costs.

In addition to cash used in operating activities, the Company received cash during the six months ended December 31, 2025 as follows:

•
Cash provided by financing activities of $4,714,477 from sales under the ATM program and issuance of warrants.

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

•
$3.4 million on corporate, land claim maintenance and general expenses

We anticipate our twelve-month cash discretionary exploration and development, subject to available cash on hand, as follows:

•
$1.5 million on the Grassy Mountain Project state and federal permitting activities

For any interest that accrues and is owing on the outstanding Debenture, the Company expects to elect to pay the quarterly-annual interest payment in shares of its Common Stock.

Subsequent to February 10, 2026, the Company expects to fund operations as follows:

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

Critical Accounting Policies and Estimates

Management considers the following policies to be most critical in understanding the judgments that are involved in preparing the Company’s consolidated financial statements and the uncertainties that could impact the results of operations, financial condition and cash flows. Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. Management believes the Company’s critical accounting policies are those related to mineral property acquisition costs, exploration and development cost, derivative accounting, warrant liability and foreign currency translation.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance and are not subsequently remeasured. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and at each balance sheet date thereafter. Changes in the fair value of the warrants are recognized as an unrealized gain or loss in Other Expense on the condensed consolidated interim statement of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART IV

Item 6. Exhibits.

(a)
Index to Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Paramount Gold Nevada Corp.

Date: February 10, 2026	By:	/s/ Rachel Goldman
Rachel Goldman
Chief Executive Officer

Date: February 10, 2026	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer