Form 10-Q
period 2026-03-31
Paramount Gold Nevada Corp.
filed 2026-05-12
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s Common Stock outstanding, $0.01 par value per share, as of May 11, 2026 was 85,784,381.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	PZG	NYSE American

Table of Contents

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Interim Balance Sheets as of March 31, 2026 (Unaudited) and June 30, 2025	2
	Condensed Consolidated Interim Statements of Operations for the Three Months and Nine Months Ended March 31, 2026 (Unaudited) and March 31, 2025 (Unaudited)	3
	Condensed Consolidated Interim Statements of Stockholders’ Equity for the Three Months and Nine Months Ended March 31, 2026 (Unaudited) and Three Months and Nine Months Ended March 31, 2025 (Unaudited)	4
	Condensed Consolidated Interim Statement of Cash Flows for the Nine Months Ended March 31, 2026 (Unaudited) and March 31, 2025 (Unaudited)	5
	Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23

PART II	OTHER INFORMATION
Item 1A.	Risk Factors	24
Item 4.	Mine Safety Disclosures	24
Item 6.	Exhibits	25

Signatures	Directors, Executive Officers and Corporate Governance	26

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

(Unaudited)

	March 31, 2026	June 30, 2025
Assets
Current Assets
Cash and cash equivalents	$12,701,492	$1,351,001
Prepaid expenses and deposits	525,169	1,356,349
Total Current Assets	13,226,661	2,707,350
Non-Current Assets
Mineral properties	49,187,478	49,137,478
Reclamation bonds	508,781	546,176
Property and equipment	9,319	12,028
Total Non-Current Assets	49,705,578	49,695,682
Total Assets	$62,932,239	$52,403,032
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$623,783	$539,971
Reclamation and environmental obligation, current portion	120,000	120,000
Warrant liability	4,145,605	—
Total Current Liabilities	4,889,388	659,971
Non-Current Liabilities
Debt liability of royalty convertible debenture, net	11,761,061	11,630,545
Derivative liability of royalty convertible debenture	8,421,522	4,077,929
Deferred tax liability	292,699	292,699
Reclamation and environmental obligation, non-current portion	2,254,501	2,173,765
Total Non-Current Liabilities	22,729,783	18,174,938
Total Liabilities	27,619,171	18,834,909
Commitments and Contingencies (Note 11)
Stockholders' Equity
Common stock, par value $0.01, 200,000,000 authorized shares, 85,784,381 issued and outstanding at March 31, 2026 and 200,000,000 authorized shares, 75,420,743 issued and outstanding at June 30, 2025	857,845	754,208
Additional paid in capital	139,538,308	124,242,577
Accumulated deficit	(105,083,085)	(91,428,662)
Total Stockholders' Equity	35,313,068	33,568,123
Total Liabilities and Stockholders' Equity	$62,932,239	$52,403,032

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025

Expenses
Exploration and development	$1,120,687	$733,906	$2,426,592	$1,506,315
Reclamation	49,755	14,193	112,646	84,550
Land holding costs	154,308	185,408	556,224	538,362
Professional fees	169,273	109,901	636,643	367,132
Salaries and benefits	327,611	691,666	1,057,559	1,260,857
Directors' compensation	92,767	178,433	195,897	278,411
General and administrative	385,616	237,044	872,235	604,305
Accretion	56,912	45,619	170,736	179,794
Total Expenses	2,356,929	2,196,170	6,028,532	4,819,726
Net Loss Before Other Expense (Income)	2,356,929	2,196,170	6,028,532	4,819,726
Other Expense (Income)
Other income	(99,393)	—	(105,734)	(6,217)
Loss from change in fair value of derivative liability on royalty convertible debenture	1,403,823	11,874	4,343,593	175,929
Loss from change in fair value of warrant liability	838,106	—	2,145,605	—
Interest expense	418,506	418,506	1,272,182	1,272,184
Interest income	(14,823)	(8,243)	(29,755)	(39,688)
Net Loss	$4,903,148	$2,618,307	$13,654,423	$6,221,934

Loss per Common Share
Basic and diluted	$0.06	$0.04	$0.17	$0.09

Weighted Average Number of Common
Shares Used in per Share Calculations
Basic and diluted	83,133,476	67,913,798	79,251,057	66,415,620

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

	Shares (#)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2025	75,420,743	$754,208	$124,242,577	$(91,428,662)	$33,568,123
Stock based compensation	—	—	22,168	—	22,168
Capital issued for financing	2,146,561	21,466	1,874,466	—	1,895,932
Capital issued for payment of interest	366,052	3,661	379,672	—	383,333
Net loss	—	—	—	(4,324,338)	(4,324,338)
Balance at September 30, 2025	77,933,356	779,335	126,518,883	(95,753,000)	31,545,218
Stock based compensation	—	—	74,361	—	74,361
Capital issued for exercise of stock options, or vesting of RSUs and restricted stock	339,112	3,391	80,608	—	83,999
Capital issued for financing	707,355	7,074	811,471	—	818,545
Capital issued for payment of interest	346,010	3,460	379,873	—	383,333
Net loss	—	—	—	(4,426,937)	(4,426,937)
Balance at December 31, 2025	79,325,833	793,260	127,865,196	(100,179,937)	28,478,519
Stock based compensation	—	—	163,147	—	163,147
Capital issued for exercise of stock options, or vesting of RSUs and restricted stock	290,000	2,900	(2,900)		—
Capital issued for financing	5,931,747	59,317	11,140,233	—	11,199,550
Capital issued for payment of interest	236,801	2,368	372,632	—	375,000
Net loss	—	—	—	(4,903,148)	(4,903,148)
Balance at March 31, 2026	85,784,381	$857,845	$139,538,308	$(105,083,085)	$35,313,068

	Shares (#)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2024	65,044,305	$650,444	$119,883,235	$(82,378,239)	$38,155,440
Stock based compensation	—	—	62,205	—	62,205
Capital issued for financing, net of share issuance costs	114,918	1,149	45,209	—	46,358
Capital issued for payment of interest	898,888	8,989	374,345	—	383,334
Net loss	—	—	—	(1,572,138)	(1,572,138)
Balance at September 30, 2024	66,058,111	660,582	120,364,994	(83,950,377)	37,075,199
Stock based compensation	—	—	60,451	—	60,451
Capital issued for financing, net of share issuance costs	137,134	1,371	56,499	—	57,870
Capital issued for payment of interest	1,226,529	12,265	371,069	—	383,334
Net loss	—	—	—	(2,031,489)	(2,031,489)
Balance at December 31, 2024	67,421,774	674,218	120,853,013	(85,981,866)	35,545,365
Stock based compensation			402,036	—	402,036
Capital issued for exercise of stock options, or vesting of RSUs and restricted stock	1,478,000	14,780	(14,780)	—	—
Capital issued for financing, net of share issuance costs	906,257	9,063	326,273	—	335,336
Capital issued for payment of interest	1,068,745	10,687	364,313	—	375,000
Net loss	—	—	—	(2,618,307)	(2,618,307)
Balance at March 31, 2025	70,874,776	$708,748	$121,930,855	$(88,600,173)	$34,039,430

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2026	2025
Net Loss	$(13,654,423)	$(6,221,934)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	2,709	2,081
Stock based compensation	343,675	524,692
Amortization of debt issuance costs	130,516	130,516
Capital issued for interest expense	1,141,666	1,141,668
Accretion expense	170,736	179,794
Settlement of asset retirement obligations	(90,000)	(90,000)
Change in reclamation bonds accounts	37,395	—
Loss from change in fair value of derivative liability	4,343,593	175,929
Loss from change in fair value of warrant liability	2,145,605	—
Effect of changes in operating working capital items:
Change in prepaid expenses	831,180	615,629
Change in accounts payable	83,812	(22,384)
Cash used in operating activities	(4,513,536)	(3,564,009)
Cash flows from investing activities:
Purchase of mineral properties	(50,000)	(150,000)
Purchase of equipment	—	(9,098)
Cash used in investing activities	(50,000)	(159,098)
Cash flows from financing activities
Capital issued for financing, net of share issuance costs	13,914,027	439,564
Proceeds from warrant private placement	2,000,000	—
Cash provided by financing activities	15,914,027	439,564

Change in cash during period	11,350,491	(3,283,543)
Cash at beginning of period	1,351,001	5,423,059
Cash at end of period	$12,701,492	$2,139,516

See Note 4 for supplemental cash flow information

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Paramount Gold Nevada Corp. (the “Company” or “Paramount”), incorporated under Chapter 78 of Nevada Revised Statutes, and its wholly owned subsidiaries are engaged in the acquisition, exploration and development of precious metal properties. The Company’s wholly owned subsidiaries include New Sleeper Gold LLC, Sleeper Mining Company, LLC, and Calico Resources USA Corp (“Calico”). The Company is in the process of exploring its mineral properties in Nevada and Oregon, United States. The Company’s activities are subject to significant risks and uncertainties, including the risk of failing to secure additional funding to advance its projects and the risks of determining whether these properties contain reserves that are economically recoverable. The Company’s shares of common stock trade on the NYSE American LLC under the symbol “PZG”.

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

Subsequent to May 12, 2026, the Company expects to fund operations as follows:

•
Existing cash on hand and working capital.
•
The existing ATM with Cantor Fitzgerald & Co. and A.G.P./Alliance Global Partners.
•
Insurance proceeds to fund reclamation and environmental obligations at its Sleeper Gold Project.
•
Equity financings and sale of royalties.

At March 31, 2026, the Company’s cash balance was $12,701,492.

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

Our financial instruments include cash and cash equivalents, prepaids, accounts payable, accrued liabilities, the royalty conversion feature on the Debenture (see Note 6) and warrants (Note 7). Due to the short maturity of our cash and cash equivalents, prepaids, accounts payable and accrued liabilities, we believe that their carrying amounts approximate fair value as of March 31, 2026 and June 30, 2025.

The following tables present the fair value of liabilities measured at fair value on a recurring basis:

	Balance at March 31, 2026
	Level 1	Level 2	Level 3	Total
Liabilities
Royalty conversion feature	—	—	8,421,522	$8,421,522
Warrant liability	—	—	4,145,605	4,145,605
Total	—	—	12,567,127	$12,567,127

	Balance at June 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Royalty conversion feature	—	—	4,077,929	$4,077,929
Total	—	—	4,077,929	$4,077,929

The Company determined that the Royalty conversion feature (Note 6) embedded in the Debenture is required to be accounted for separately from the Debenture as a derivative liability and recorded at fair value and the remaining value allocated to the Debenture net of the unamortized debt issuance costs. The derivative liability will be fair valued at each reporting period, with changes in fair value recorded as a loss or gain from change in fair value in the Condensed Consolidated Interim Statement of Operations. During the three and nine months ended March 31, 2026, the fair value derivative liability increased by $1,403,823 and $4,343,593, respectively, and it was recorded as a loss from change in fair value of derivative liability on royalty convertible debenture on the Condensed Consolidated Interim Statement of Operations.

As of March 31, 2026, the Royalty conversion feature is recorded at $8,421,522 (June 30, 2025 - $4,077,929) and is valued based on Level 3 inputs. Several steps were used to calculate the fair value of the Royalty conversion feature on the Debenture. First utilizing the Royalty Agreement's royalty rate of 4.75% for the life of mine, the annual gross royalty amounts were calculated from estimated expected gross revenues of the proposed Grassy Mountain Mine. The gold and silver price assumption was derived by management based on its judgment, taking into account current pricing trends and trends observed in royalty transactions. Also, management considered the mineral reserves of the proposed mine. The annual royalty amounts were discounted using a long term stock market rate of return of 10%. In determining expected future cash flows, management has also considered a number of project-specific risk factors that affect the timing of commencement of production, including the completion of federal and state permitting, the ability to secure construction financing on acceptable terms, and uncertainties related to construction schedules. These risks and key input assumptions could materially impact both the timing and amount of the royalty payments, and therefore the fair value of the Royalty conversion feature. Second, a valuation technique was used to calculate the fair value of the conversion option.

Effective March 31, 2026, the Company changed the valuation technique used to measure the fair value the Royalty Conversion feature from the Black-Scholes Option Pricing Model to a Monte Carlo Simulation framework. The change was made because appreciation in gold and silver prices have caused the Company's buyback provision to become economically substantive, and a closed-form option pricing model is not able to capture the interaction between the conversion and buyback features. The change in valuation technique was accounted for as a change in accounting estimate and was applied prospectively. For the nine months ended March 31, 2026, the increase in the gold and silver price assumptions have been the main driver in the increase of the cumulative present value of the royalty stream. The key assumptions in valuing the royalty conversion option derivative include:

	March 31, 2026	At June 30, 2025
Cumulative present value of royalty stream	$22,791,568	$16,758,545
Conversion threshold is set as the value of the Debenture	$15,000,000	$15,000,000
Term in years for Debenture maturity	2.74	3.49
Volatility (A 2.74 year historical volatility of gold and silver, weighted by relative value in the project, is used as the historical volatility for the royalty stream)	20.95%	15.93%
Risk-Free Rate (Derived 2.74 year from a term-matched coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve)	3.74%	3.64%
Dividend yield[1]	0%	0%
Volatility (A 4.74 year historical volatility of gold and silver, weighted by relative value in the project, is used as the historical volatility for the royalty stream)	18.65%
Risk-Free Rate (Derived 4.74 year from a term-matched coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve)	3.84%
Payment discount rate	19.27%

1.
Dividend yield is set to 0% as no value of the royalty is lost given that production is assumed to begin in year 5

As of March 31, 2026, the warrant liability is recorded at $4,145,605 and is valued based on Level 3 inputs (Note 7). The prefunded warrants are accounted for as a liability with the changes in fair value of the warrants are recognized in the condensed consolidated interim statement of operations. The cash consideration received at issuance date was reflective of the fair value of the prefunded warrants. To determine the fair value of the prefunded warrants as of March 31, 2026, a weighted-average discount for lack of marketability ("DLOM") rate was estimated by using the Chaffe and Finnerty models, which use Level 3 inputs, including the expected restriction period. A DLOM was applied because the shares issuable upon exercise are subject to resale restrictions under Rule 144 and therefore not immediately freely tradable in the public market. The DLOM rate of 15.09% was applied to the common stock price as of March 31, 2026 to determine the fair value.

Note 4. Non-Cash Transactions

For the three months ended March 31, 2026, the Company issued 236,801 shares of common stock for payment of interest accrued on its outstanding Royalty Convertible Debenture with a fair value of $375,000.

For the three months ended March 31, 2025, the Company issued 1,068,745 shares of common stock for payment of interest accrued on its outstanding Royalty Convertible Debenture with a fair value of $375,000.

For the nine months ended March 31, 2026, the Company issued 948,863 shares of common stock for payment of interest accrued on its outstanding Royalty Convertible Debenture with a fair value of $1,141,666.

For the nine months ended March 31, 2025, the Company issued 3,194,162 shares of common stock for payment of interest accrued on its outstanding Royalty Convertible Debenture with a fair value of $1,141,668.

Note 5. Capital Stock

Authorized Capital

Authorized capital stock consists of 200,000,000 common shares with par value of $0.01 per common share as of March 31, 2026 (June 30, 2025 – 200,000,000 common shares with par value $0.01 per common share).

For the three months ended March 31, 2026, the Company issued 5,931,747 shares of common stock from its ATM program for net proceeds of $11,199,550 and issued 236,801 shares of common stock for payment of interest accrued on its outstanding Royalty Convertible Debenture (Note 6) with a fair value of $375,000.

For the three months ended March 31, 2025, the Company issued 906,257 shares of common stock from its ATM program for net proceeds of $335,336 and issued 1,068,745 shares of common stock for payment of interest accrued (Note 6) with a fair value of $375,000.

For the nine months ended March 31, 2026, the Company issued 8,785,663 shares of common stock from its ATM program for net proceeds of $13,914,027 and issued 948,863 shares of common stock for payment of interest accrued on its outstanding Royalty Convertible Debenture (Note 6) with a fair value of $1,141,666.

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

Total stock-based compensation and capital issued for exercise of stock options , or vesting of RSUs and restricted stock for the three months ended March 31, 2026 and 2025 were $163,147 and $402,036, respectively.

Total stock-based compensation and capital issued for exercise of stock options , or vesting of RSUs and restricted stock for the nine months ended March 31, 2026 and 2025 were $343,675 and $524,692, respectively.

Restricted Stock

During the three and nine months ended March 31, 2026 and 2025, the Company granted and issued 70,000 and 90,000 restricted shares of common stock under its equity compensation plan with a fair value of $83,999 and $31,860, respectively.

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

For the three and nine months ended March 31, 2026 and 2025, the Company did not grant any stock options.

A summary of stock option activity under the Stock Incentive and Compensation Plans as of March 31, 2026 is presented below:

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2024	1,405,000	$1.05	1.06	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(640,000)	1.00	—	—
Outstanding at June 30, 2025	765,000	$1.09	0.54	$650
Granted	—	—	—	—
Exercised	(485,000)	1.12	—	—
Forfeited or expired	(230,000)	1.15	—	—
Outstanding at March 31, 2026	50,000	$0.60	1.00	$83,000
Exercisable at March 31, 2026	50,000	$0.60	1.00	$83,000

A summary of the status of Paramount’s non-vested options at March 31, 2026 is presented below:

Non-vested Options	Options	Weighted- Average Grant- Date Fair Value
Non-vested at June 30, 2024	458,336	$0.47
Granted	—	—
Vested	(50,000)	0.56
Forfeited or expired	(247,500)	0.39
Non-vested at June 30, 2025	160,836	$0.57
Granted	—	—
Vested	(125,000)	0.56
Forfeited or expired	(35,836)	0.62
Non-vested at March 31, 2026	—	$—

Restricted Stock Units ("RSUs")

RSUs are awards for service and performance which upon vesting and settlement entitle the recipient to receive one common share of the Company's Common Stock for no additional consideration, for each RSU held.

During the three months ended March 31, 2026 and 2025, the Company granted nil and 1,058,000 RSUs, respectively.

For the nine months ended March 31, 2026 and 2025, the Company granted 539,400 and 1,058,000 RSUs, respectively.

For the three months ended March 31, 2026, share-based compensation expenses related to service condition RSUs and performance condition RSUs was $31,003 and $132,144, respectively (2025 - $390,183 and $(20,938)).

For the nine months ended March 31, 2026, share-based compensation expenses related to service condition RSUs and performance condition RSUs was $62,761 and $196,915, respectively (2025 -$455,839 and $33,665).

A summary of RSUs activity is summarized as follows:

Restricted Share Unit Activity	Outstanding RSUs	Weighted average grant date fair value
Outstanding at June 30, 2024	1,725,000	$0.31
Granted	1,058,000	0.35
Vested	(1,713,000)	0.35
Forfeited	(225,000)	0.22
Outstanding at June 30, 2025	845,000	$0.37
Granted	539,400	1.13
Vested	(540,000)	0.39
Forfeited	—	—
Outstanding at March 31, 2026	844,400	$0.85

As of March 31, 2026, there was approximately $432,605 of unamortized stock-based compensation expense related to outstanding RSUs. This expense is expected to be recognized over the remaining weighted-average vesting periods of approximately 1.35 years.

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

If the Royalty is issued, Paramount has the option to buy back 50% of the Royalty by paying either $11.25 million on the second (2nd) anniversary of the Royalty or $12.375 million on the third (3rd) anniversary. The Company’s obligations under the Debenture are secured by a pledge of the assets of the Company and its subsidiaries, including without limitation by deeds of trust with respect to the Grassy Mountain Project and the Company’s Nevada property, Sleeper. The Company is required to maintain a positive cash balance at all times and shall maintain a positive adjusted working capital amount at the end of each fiscal quarter commencing with the fiscal quarter March 31, 2024. At March 31, 2026, Paramount was in compliance with these loan covenants.

The Company has accounted for the Royalty Conversion Option and related Buyback Provision as an embedded derivative in accordance with ASC 815 and recorded the derivative as a separate liability at fair value. The fair value of the derivative was $8,421,522 at March 31, 2026 and $4,077,929 at June 30, 2025 (Note 3).

At March 31, 2026 and June 30, 2025, the Debenture consisted of the following:

	March 31, 2026	June 30, 2025

Debt liability of royalty convertible debenture before issuance costs	$12,239,622	$12,239,622
Less: unamortized issuance costs	(478,561)	(609,077)
Net debt liability of royalty convertible debenture	11,761,061	11,630,545
Derivative liability of royalty convertible debenture	8,421,522	4,077,929

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

The ROFR shall terminate on the date which is the earlier of (i) the seventh (7th) anniversary of the ROFR; (ii) the closing of one or more purchase transactions between the Company and Sprott in respect of Mineral Interests for an aggregate purchase price of $60,000,000 upon the exercise by Sprott of its rights pursuant to the ROFR; and (iii) the closing of a purchase transaction between the Company and a third party in respect of a Mineral Interest for a purchase price in excess of $60,000,000 where Sprott does not exercise its right of first refusal pursuant to the ROFR.

Interest Expense

The following table summarizes the components of recorded interest expense:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	For the Nine Months Ended March 31, 2026	For the Nine Months Ended March 31, 2025
Royalty Convertible Debenture	$375,000	$375,000	$1,141,666	$1,141,668
Amortization of issuance costs on Royalty Convertible Debenture	43,506	43,506	130,516	130,516
Total interest expense	$418,506	$418,506	$1,272,182	$1,272,184

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

After the occurrence of an event that is outside of the Company’s control, the warrant holders have the option to elect to exercise the warrant or to exchange the warrant for a security in the successor entity with similar terms and conditions. This term, which provides the warrant holders with a variation in settlement that is not provided to the common shareholders, fails to meet the indexation guidance under ASC 815. As such, the warrants were established as a liability on the balance sheet at the time of issuance and are remeasured to fair value each reporting date by applying a discount to the Company’s common stock price as of the reporting date, which is further discussed in Note 3. As of March 31, 2026, the prefunded warrants have a fair value of $4,145,605. During the three and nine months ended March 31, 2026, a change in fair value of $838,106 and $2,145,605, respectively, was recognized as a loss from change in fair value of warrant liability on the condensed consolidated interim statement of operations. There were no warrants exercised during the period and the Company had 2,941,176 warrants outstanding and not exercised as of March 31, 2026. The warrants were excluded from the calculation of diluted net loss per share attributable to common shareholders because their impact would have been antidilutive for the period.

Note 8. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	March 31, 2026	June 30, 2025
Sleeper and other Nevada based Projects	$25,751,750	$25,701,750
Grassy Mountain and other Oregon based Projects	23,435,728	23,435,728
Total mineral properties	$49,187,478	$49,137,478

Sleeper:

Sleeper is located in Humboldt County, Nevada, approximately 26 miles northwest of the town of Winnemucca.

Grassy Mountain:

The Grassy Mountain Project is located in Malheur County, Oregon, approximately 22 miles south of Vale, Oregon, and roughly 70 miles west of Boise, Idaho.

Impairment of Mineral Properties

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the three and nine months ended March 31, 2026, no events or changes in circumstance are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no interim impairment was necessary.

Note 9. Reclamation and Environmental

Reclamation and environmental costs are based principally on legal requirements. Management estimates costs associated with reclamation of mineral properties and properties under mine closure. On an ongoing basis the Company evaluates its estimates and assumptions; however, actual amounts could differ from those based on estimates and assumptions.

The Company has posted several cash bonds as financial security to satisfy reclamation requirements. The balance of posted cash reclamation bonds at March 31, 2026 is $508,781 (June 30, 2025 - $546,176).

Paramount is responsible for managing the reclamation activities from the previous mine operations at the Sleeper Gold Mine as directed by the Bureau of Land Management ("BLM") and the Nevada State Department of Environmental Protection (“NDEP”). Paramount has estimated the undiscounted reclamation costs for existing disturbances and monitoring at the Sleeper Gold Project required by the BLM and NDEP to be $5,742,047 at March 31, 2026. These costs are expected to be incurred between the calendar years 2026 and 2060. The sum of expected costs by year are discounted using the Company’s credit adjusted risk free interest rate from the time it expects to pay the retirement to the time it incurs the obligation. The asset retirement obligation for the Sleeper Gold Project recorded on the balance sheet is equal to the present value of the estimated reclamation costs as required by both the BLM and NDEP (See Note 3).

The following variables were used in the calculation for the periods ending March 31, 2026 and June 30, 2025:

	Nine Months Ended March 31, 2026	Year Ended June 30, 2025
Weighted-average credit adjusted risk free rate	9.90%	9.90%
Weighted-average inflation rate	2.53%	2.53%

Changes to the Company’s reclamation and environmental costs for the Sleeper Gold Mine for the nine months ended March 31, 2026 and the year ended June 30, 2025 are as follows:

	Nine Months Ended March 31, 2026	Year Ended June 30, 2025
Balance at beginning of period	$2,293,765	$2,270,288
Accretion expense	170,736	225,413
Additions and change in estimates	—	(81,936)
Settlements	(90,000)	(120,000)
Balance at end of period	$2,374,501	$2,293,765

The balance of the reclamation and environmental obligation of $2,374,501 at March 31, 2026 (June 30, 2025 -$2,293,765) is comprised of a current portion of $120,000 (June 30, 2025 -$120,000) and a non-current portion of $2,254,501 (June 30, 2025 - $2,173,765).

The Company recorded an accretion expense for the three months ended March 31, 2026 and 2025 of $56,912 and $45,619, respectively.

The Company recorded an accretion expense for the nine months ended March 31, 2026 and 2025 of $170,736 and $179,794, respectively.

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

The tables below summarize the Company's segments:

Three Months Ended March 31, 2026
	Sleeper Gold Project and other Nevada based Projects	Grassy Mountain Project and other Oregon based Projects	Corporate	Total
Exploration and development	$29,910	$1,090,777	$—	$1,120,687
Reclamation	49,755	—	—	49,755
Land holding costs	111,135	43,173	—	154,308
Accretion	56,912	—	—	56,912
Corporate	—	—	975,267	975,267
Net Loss Before Other Expense	$247,712	$1,133,950	$975,267	$2,356,929
Other Expense (Income)
Other income	(99,393)	—	—	(99,393)
Loss from change in fair value of derivative liability on royalty convertible debenture	—	—	1,403,823	1,403,823
Loss from change in fair value of warrant liability	—	—	838,106	838,106
Interest expense	—	—	418,506	418,506
Interest income	—	—	(14,823)	(14,823)
Net Loss	$148,319	$1,133,950	$3,620,879	$4,903,148

Three Months Ended March 31, 2025
	Sleeper Gold Project and other Nevada based Projects	Grassy Mountain Project and other Oregon based Projects	Corporate	Total
Exploration and development	$57,655	$676,251	$—	$733,906
Reclamation	14,193	—	—	14,193
Land holding costs	142,235	43,173	—	185,408
Accretion	45,619	—	—	45,619
Corporate	—	—	1,217,044	1,217,044
Net Loss Before Other Expense	$259,702	$719,424	$1,217,044	$2,196,170
Other Expense (Income)
Other income	—	—	—	—
Loss from change in fair value of derivative liability on royalty convertible debenture	—	—	11,874	11,874
Interest expense	—	—	418,506	418,506
Interest income	—	—	(8,243)	(8,243)
Net Loss	$259,702	$719,424	$1,639,181	$2,618,307

Nine Months Ended March 31, 2026
	Sleeper Gold Project and other Nevada based Projects	Grassy Mountain Project and other Oregon based Projects	Corporate	Total
Exploration and development	$73,964	$2,352,628	$—	$2,426,592
Reclamation	112,646	—	—	112,646
Land holding costs	426,704	129,520	—	556,224
Accretion	170,736	—	—	170,736
Corporate	—	—	2,762,334	2,762,334
Net Loss Before Other Expense	$784,050	$2,482,148	$2,762,334	$6,028,532
Other Expense (Income)
Other income	(105,734)	—	—	(105,734)
Loss from change in fair value of derivative liability on royalty convertible debenture	—	—	4,343,593	4,343,593
Loss from change in fair value of warrant liability	—	—	2,145,605	2,145,605
Interest expense	—	—	1,272,182	1,272,182
Interest income	—	—	(29,755)	(29,755)
Net Loss	$678,316	$2,482,148	$10,493,959	$13,654,423

Nine Months Ended March 31, 2025
	Sleeper Gold Project and other Nevada based Projects	Grassy Mountain Project and other Oregon based Projects	Corporate	Total
Exploration and development	$135,958	$1,370,357	$—	$1,506,315
Reclamation	84,550	—	—	84,550
Land holding costs	412,039	126,323	—	538,362
Accretion	179,794	—	—	179,794
Corporate	—	—	2,510,705	2,510,705
Net Loss Before Other Expense	$812,341	$1,496,680	$2,510,705	$4,819,726
Other Expense (Income)
Other income	(6,217)	—	—	(6,217)
Change in derivative liability on royalty convertible debenture	—	—	175,929	175,929
Interest expense	—	—	1,272,184	1,272,184
Interest income	—	—	(39,688)	(39,688)
Net Loss	$806,124	$1,496,680	$3,919,130	$6,221,934

Non current assets of Company's segments:

`	As at March 31, 2026	As at June 30, 2025
Sleeper Gold Project and other Nevada based projects mineral properties	$25,751,750	$25,701,750
Grassy Mountain Project and other Oregon based projects mineral properties	23,435,728	23,435,728
Corporate and other	518,100	558,204
Total Non-Current Assets	$49,705,578	$49,695,682

Note 11. Commitments and Contingencies

Other Commitments

Paramount has an agreement to acquire 44 mining claims (“Cryla Claims”) covering 589 acres located immediately to the west of the proposed Grassy Mountain site from Cryla LLC. Paramount is obligated to make annual lease payments of $60,000 per year until 2043 with an option to purchase the Cryla Claims for $560,000 at any time. The term of the agreement is 25 years and commenced in 2018. In the event Paramount exercises its option to acquire the Cryla Claims, all annual payments shall be credited against a production royalty that will be based on a prevailing price of the metals produced from the Cryla Claims. The royalty rate ranges between 2% and 4% based on the daily price of gold. The agreement with Cryla can be terminated by Paramount at any time. All lease payments under the agreement are up-to-date and no other payments were made during the nine months ended March 31, 2026. The Cryla Claims are without known mineral reserves and there is no current exploratory work being performed.

The Company has an agreement with Nevada Select to purchase the Bald Peak mining claims in the States of Nevada and California for a total consideration of $300,000. Payments under the agreement will be based on achieving certain events over time. Upon signing the agreement Paramount made a payment to Nevada Select of $20,000. All payments under the agreement are up to date as of March 31, 2026. The Bald Peak Claims are without known mineral reserves.

Seabridge Gold Inc. ("Seabridge") holds a Net Profit Interest ("NPI") put option in which during the 30-day period immediately following the day that the Company has delivered notice to Seabridge that a positive production decision has been made and construction financing has been secured with respect to the Grassy Mountain Project, Seabridge may cause the Company to purchase the NPI for $10,000,000 Canadian Dollars. If Seabridge exercises the right to cause the Company to purchase the NPI, the Company would likely need to seek additional equity or other financing to fund the purchase, which financing may not be available to the Company on favorable terms or at all. As of March 31, 2026, Seabridge holds approximately 4.24% of the outstanding common stock of the Company and three members of Paramount's board of directors are either officers or directors of Seabridge.

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

Overview

We are engaged in the business of acquiring, exploring and developing precious metal projects in the United States. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon. We seek to enhance the value of our projects by implementing exploration and engineering programs designed to expand and upgrade known mineralized material to reserves. The following discussion provides an update on our outlook and plan of operations for the foreseeable future. It also analyzes our financial condition and summarizes the results of our operations for the three and nine months ended March 31, 2026 and compares these results to the results of the prior year three and nine months ended March 31, 2025.

Operating Highlights:

For the three and nine months ended March 31, 2026, key highlights include:

•
The Bureau of Land Management ("BLM") issued the Record of Decision ("ROD") for the Grassy Mountain Gold Project on January 29, 2026. The ROD finalized the federal environmental review process under the National Environmental Policy Act for the project in Malheur County, Oregon.
•
The Oregon Department of Geology and Mineral Industries published the draft consolidated permit package for the Grassy Mountain Gold Project on behalf of all state permitting and cooperating agencies. This represents the first time in Oregon’s history that a mining project has advanced through the state’s consolidated mining permitting framework.
•
The BLM released its draft Environmental Impact Statement (“DEIS”) for the Grassy Mountain gold project.

•
The Company received approval for a two-year extension of its Conditional Use Permit and Sage Grouse Permit during a public meeting of the Malheur County Planning Department held on July 23rd, 2025.

Outlook and Plan of Operation:

As a development stage company, we do not generate cash flow from our operations. Accordingly, we place a strong emphasis on liquidity management and capital allocation. We carefully monitor cash expenditures and seek opportunities to reduce costs where appropriate. We ensure that we maintain sufficient cash on hand to meet our annual land holding costs as the maintenance of mining claims and leases is essential to preserving the value of our mineral property assets.

Comparison of Operating Results for the three and nine months ended March 31, 2026 and 2025

We did not earn any revenue from mining operations for the three and nine months ended March 31, 2026 and 2025.

Net Loss

Our net loss for the three months ended March 31, 2026 was $4,903,148 compared to a net loss of $2,618,307 in the three months ended March 31, 2025. The drivers of the increase in net loss of 87% are fully described below.

Our net loss for the nine months ended March 31, 2026 was $13,654,423 compared to a net loss of $6,221,934 in the nine months ended March 31, 2025. The drivers of the increase in net loss of 119% are fully described below.

The Company expects to incur losses for the foreseeable future as we continue with our planned exploration and development programs.

Expenses

Exploration, Development, Reclamation and Land Holding Costs

For the three months ended March 31, 2026 and 2025, exploration expenses were $1,120,687 and $733,906, respectively. This represents an increase of 53% or $386,781. Expenses related to our exploration or development activities are generally not comparable from period to period as activities will vary based on several factors. At Grassy Mountain, the Company continued with on-going permitting activities with state and federal agencies and qualified persons continued with the update of our 2022 SK -1300 feasibility study. These expenses totaled $1,090,777. At Sleeper, expenses of $29,910 were related to general operations and to the commencement of the Sleeper Initial Assessment under SK-1300.

For the three months ended March 31, 2026 and 2025, reclamation expenses were $49,755 and $14,193, respectively. This represents an increase of 251% or $35,562. The increase in reclamation expenses reflects additional expenses incurred by the Company for on-going monitoring activities and other regulatory reporting for the Sleeper Gold Project.

For the three months ended March 31, 2026 and 2025, land holding costs were $154,308 and $185,408, respectively. The decrease in land holding costs of 17% or $31,100 from the previous period relates to one-time staking cost incurred.

For the nine months ended March 31, 2026 and 2025, exploration expenses were $2,426,592 and $1,506,315, respectively. This represents an increase of 61% or $920,277. Expenses related to our exploration or development activities are generally not comparable from period to period as activities will vary based on several factors. At Grassy Mountain, the Company continued with permitting activities with state and federal permitting agencies and qualified persons continued with the update of our 2022 SK-1300 feasibility study. These expenses totaled $2,352,628. At Sleeper, expenses of $73,964 were related to general operations and the commencement of the Sleeper Initial Assessment under SK-1300.

For the nine months ended March 31, 2026 and 2025, reclamation expenses were $112,646 and $84,550, respectively. This represents an increase of 33% or $28,096. The increase in reclamation expenses reflects the Company completing additional regulatory analysis and reporting for its on-going monitoring activities for the Sleeper Gold Project.

For the nine months ended March 31, 2026 and 2025, land holding costs were $556,224 and $538,362, respectively. The increase in land holding costs of 3% or $17,862 from the previous period relates to the increase in legal costs to maintain our BLM mining claims.

Salaries and Benefits

For the three month periods ended March 31, 2026 and 2025, salary and benefits were $327,611 and $691,666, respectively. This represents a decrease of 53%. Salary and benefits are comprised of cash and equity based compensation of the Company’s executive and corporate administration teams. The decrease is mainly due to the lower short-term incentive compensation that was recorded in the current period and lower headcount in the current period from the comparable prior year period. Included in the salary and benefits expense amount for the three months ended March 31, 2026 and 2025 was non-cash equity based compensation applicable to executive and administration employees of $108,380 and $232,545, respectively.

For the nine months ended March 31, 2026 and 2025, salary and benefits were $1,057,559 and $1,260,857, respectively. This represents a decrease of 16%. Salary and benefits are comprised of cash and equity based compensation of the Company’s executive and corporate administration teams. The net decrease is due to the lower headcount in the current period from the previous period. Included in the salary and benefits expense amount for the nine months ended March 31, 2026 and 2025 was non-cash equity based compensation applicable to executive and administration employees of $177,778 and $326,452, respectively.

Directors’ Compensation

For the three month periods ended March 31, 2026 and 2025, directors’ compensation expenses were $92,767 and $178,433, respectively. This represents a decrease of 48%. Directors’ compensation consists of cash and stock-based compensation of the Company’s board of directors. The decrease reflects lower equity based compensation recorded in the current quarter compared to the prior year’s comparable period.

For the nine months ended March 31, 2026 and 2025, directors’ compensation expenses were $195,897 and $278,411, respectively. This represents a decrease of 30%. Directors’ compensation consists of cash and stock-based compensation of the Company’s board of directors. The decrease reflects lower equity based compensation recorded in the current nine-month period compared to the prior year’s comparable period.

Professional Fees and General and Administration

For the three months ended March 31, 2026 and 2025, professional fees were $169,273 and $109,901, respectively. This represents an increase of $59,372. The increase was mainly due to legal and advisory fees incurred in the current period that were not incurred in the previous year comparable period. Professional fees include legal, audit, advisory and consultant expenses incurred on corporate and operational activities being performed by the Company on a period-by-period basis.

For the three months ended March 31, 2026 and 2025, general and administration expenses increased by 63% to $385,616 from $237,044 reflecting one-time costs related marketing, additional listing fees and other travel costs.

For the nine months ended March 31, 2026 and 2025, professional fees were $636,643 and $367,132, respectively. This represents an increase of $269,511. The increase was mainly due to legal and advisory fees incurred in the current period that were not incurred in the previous year comparable period. Professional fees include legal, audit, advisory and consultant expenses incurred on corporate and operational activities being performed by the Company on a period-by-period basis.

For the nine months ended March 31, 2026 and 2025, general and administration expenses increased by 44% to $872,235 from $604,305 reflecting one-time costs related marketing, additional listing fees and other travel costs.

Liquidity and Capital Resources

As an exploration and development company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand. At March 31, 2026, we had cash and cash equivalents of $12,701,492 compared to $1,351,001 as of June 30, 2025. As of March 31, 2026, we had working capital of approximately $12,482,878. Our plan to manage our liquidity position is described below under Going Concern and Capital Resources.

In May 2020, the Company established an $8.0 million “at the market” equity offering program with Cantor Fitzgerald & Co. ("Cantor") and Canaccord Genuity LLC to proactively increase its financial flexibility. In November 2025, the Company established a new $14.9 million "at the market" offering program with Cantor and A.G.P./Alliance Global Partners. During the nine months ended March 31, 2026, the Company issued 8,785,663 shares under the program for net proceeds of $13,914,027.

The main uses of cash for the nine months ended March 31, 2026 were:

•
Cash used in operating activities of $4,513,536 was mainly used to fund our permitting and exploration activities at our projects, salary and benefits costs of our employees and ongoing general and administration costs.

In addition to cash used in operating activities, the Company received cash during the nine months ended March 31, 2026 as follows:

•
Cash provided by financing activities of $15,914,027 from sales under the ATM program and issuance of warrants.

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

We anticipate our twelve-month cash expenditures to be as follows:

•
$3.4 million on corporate, land claim maintenance and general expenses

We anticipate our twelve-month cash discretionary exploration and development, subject to available cash on hand, as follows:

•
$1.5 million state and federal permitting activities and SK-1300 technical report for the Grassy Mountain Project
•
$0.2 million on the completing an Initial Assessment S-K 1300 technical report for the Sleeper Gold Project

For any interest that accrues and is owing on the outstanding Debenture, the Company expects to elect to pay the quarterly-annual interest payment in shares of its Common Stock.

Subsequent to May 12, 2026, the Company expects to fund operations as follows:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART IV

Item 6. Exhibits.

(a)
Index to Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Paramount Gold Nevada Corp.

Date: May 12, 2026	By:	/s/ Rachel Goldman
Rachel Goldman
Chief Executive Officer

Date: May 12, 2026	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer