Form 10-K
period 2026-06-30
Paramount Gold Nevada Corp.
filed 2026-09-17
CIK 1629210

-8UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the NYSE American LLC on December 31, 2025, was $80,013,554.

The number of shares of Registrant’s Common Stock outstanding as of September 15, 2026 was 86,215,381.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Report where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

We filed a registration statement on Form S-1 in connection with the distribution (the “distribution”) by PGSC to its stockholders of all the outstanding shares of common stock of the Company, par value $0.01 per share. The registration statement was declared effective by the Securities and Exchange Commission (“SEC”) on April 9, 2015. On April 6, 2015, the Company filed a Form 8-A with the SEC to register its shares of common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended. The distribution, which effected a spin-off of the Company from PGSC, was made on April 17, 2015, to PGSC stockholders of record on April 14, 2015. On the distribution date, stockholders of PGSC received one share of Company common stock for every 20 shares of PGSC common stock held. Up to and including the distribution date, PGSC common stock traded on the “regular-way” market that is, with an entitlement to shares of Company common stock distributed pursuant to the distribution. As a result of the distribution, the Company is now a publicly traded company independent from PGSC. On April 20, 2015, the Company’s shares of common stock commenced trading on the NYSE American LLC (formerly NYSE MKT) under the symbol “PZG”. An aggregate of 8,101,371 shares of Company common stock were distributed in the distribution. In connection with our separation from PGSC and PGSC’s merger with and into Coeur Mining, Inc. (“Coeur”), PGSC contributed approximately $8.45 million to us as an equity contribution, and we issued 417,420 shares of our common stock, par value $0.01 per share, to Coeur in exchange for a cash payment by Coeur in the amount of $1.47 million.

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

GOVERNMENT REGULATION

General

Our business is subject to extensive federal, state and local laws governing the exploration, development, production, mine closure and reclamation, labor standards, taxes, protection of wildlife and other matters. The costs to comply with government regulations are substantial and possible future regulation could cause additional expenditures, restrictions and delays in the exploration and development of our properties. We cannot predict to the extent future regulations might have an impact. Future changes to U.S. federal, state or local laws and regulations could have a material adverse effect upon us and our results of operations. For additional information regarding key regulatory risks, please see the section titled "Risk Factors" included in Item 1A.

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

Annual Payments we have made to federal and other state agencies to maintain our claims for the upcoming 2025-26 year are as follows:

Property	Number of Claims[1]	Total Annual Payment to Maintain Claims[2]
Sleeper Gold Project and Other Nevada Claims	2,623	$586,364
Grassy Mountain Project and Other Oregon Claims	587	$126,364
Total Annual Payment to Maintain Mining Claims		$712,728

1. Does not include any placer claims contained within existing unpatented lode claims

2. Includes all fees paid to the BLM, respective counties and legal fees to file the claims

Permitting

The Grassy Mountain, Sleeper and other properties are subject to extensive U.S. federal and state permitting laws and regulations for the exploration, development and reclamation activities we undertake. For exploration activities on U.S. federally owned land, we are required to submit a Plan of Operation ("PoO") with the BLM, obtain permits and post financial security bonds that guarantee that reclamation is performed. When undertaking exploration activities at our material properties, the Company ensures that it has all the necessary regulatory permits to proceed with any planned programs.

We are currently in the application phase of the permitting process of obtaining both state and federal permits that will allow us to build and operate a mine at Grassy Mountain. The permitting process for both federal and state levels requires us, among other things, to conduct a thorough study to determine the baseline conditions of the mining site and surrounding area, an environmental impact analysis, and proposed mitigation measures to minimize and offset the environmental impact of mining operations.

Reclamation of Previous Operations

Paramount is responsible for managing the reclamation activities from the previous mine operations at the Sleeper Gold Mine as directed by the BLM and the Nevada State Department of Environmental Protection ("NDEP"). As part of the comprehensive reclamation program, we undertake activities that include on-going monitoring and reporting, stabilizing, contouring, pond conversions and re-vegetating activities. Reclamation activities are conducted in accordance with detailed plans which must be reviewed and approved by both the BLM and NDEP. Additional information regarding our reclamation activities at Sleeper can be found on Page 26.

HUMAN CAPITAL RESOURCES

As of June 30, 2026, we employed four full-time employees and two consultants.

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

We have incurred significant losses since our inception and expect to continue to incur losses as a result of costs and expenses related to maintaining our properties and general and administrative expenses. As of June 30, 2026, we had cash of approximately $9.9 million and an accumulated deficit of approximately $107 million. As a result of our evaluation of the Company’s liquidity for the next twelve months, we have included a discussion about our ability to continue as a going concern in our consolidated financial statements, and our independent auditor’s report for the year ended June 30, 2026 includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” Our capital needs have, in recent years, been funded through sales of our debt and equity securities, including debt convertible into royalty interests. In the event that we are unable to raise sufficient additional funds, we may be required to delay, reduce or severely curtail our operations or otherwise impede our on-going business efforts, which could have a material adverse effect on our business, operating results, financial condition, long-term prospects and ability to continue as a viable business.

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

No revenue generated from operations.

We have not generated any revenues from operations. Our net loss for the fiscal year ended June 30, 2026 totaled $15.56 million. We have incurred losses in the past, and we will likely continue to incur losses in the future. Even if our drilling programs identify gold, silver or other mineral deposits, there can be no assurance that we will be able to commercially exploit these resources, generate any revenues or generate sufficient revenues to operate profitably.

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

Assuming no adverse developments outside of the ordinary course of business, our exploration and development budget will be approximately up to $2.7 million for the next twelve months. Exploration will be funded by our available cash reserves and future issuances of common stock, warrants or units. Our exploration program may vary significantly from what we have budgeted depending upon the results we achieve. Even if we identify mineral reserves which have the potential to be commercially developed, we will not generate revenues until such time as we undertake mining operations. Mining operations will involve a significant capital infusion. Mining costs are speculative and dependent on a number of factors including mining depth, terrain and necessary equipment. We do not believe that we will have sufficient funds to implement mining operations without additional capital raises of debt and or equity or without a joint venture partner, of which there can be no assurance.

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

As of June 30, 2026, we have $15 million in outstanding indebtedness in the form of a convertible debenture. Our ability to repay the outstanding debt on at maturity will depend on the Company having sufficient cash on hand. We could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We cannot predict whether we would be able to refinance debt, issue equity or debt securities or dispose of assets to raise funds on a timely basis or on satisfactory terms. In a rising interest rate environment, the costs of borrowing additional funds or refinancing outstanding indebtedness would also be expected to increase. We may not be able to obtain proceeds in an amount sufficient to meet any debt service obligations when due.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We have implemented cybersecurity practices appropriate for the size and complexity of our operations. Our IT systems are professionally managed, and access to Company data is restricted to authorized personnel using secure access protocols. Our board of directors has ultimate oversight of cybersecurity risk.

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

Summary Disclosure

None of the Company’s material properties are in the production stage.

As summary overview of each material property is as follows:

Property:	Grassy Mountain
Stage:	Development
Location:	Oregon
Ownership:	100%
Titles and Mining Claims:	3 patented claims, 436 unpatented lode and mill site claims, and a land lease for 28 unpatented lode mining claims, totaling approximately 9,300 acres
Key Permit Conditions:

Private and BLM-administered land. Federal environmental review completed, with the BLM Record of Decision issued January 29, 2026. State permitting is in its final stages following issuance of Oregon’s Draft Consolidated Permit Package in December 2025.

Mine Type:	Underground
Commodity:	Gold, Silver
Mineralization Styles:	Hot Springs Style, Low Sulfidation Epithermal
Other:
•
Certain royalty interests have been granted with respect to the Grassy Mountain Project
•
A security interest in the Grassy Mountain Project has been granted in favor of Sprott as holder of the Debenture

Property:	Sleeper Gold
Stage:	Exploration
Location:	Nevada
Ownership:	100%
Titles and Mining Claims:	2,474 unpatented lode claims (approximately 44,917 acres)
Key Permit Conditions:	BLM administered land. The Plan of Operations and other required State permits are in place for exploration.
Mine Type:	Open Pit Heap Leach
Commodity:	Gold, Silver
Mineralization Styles:	Low Sulfidation, Vein
Other:	• Certain royalty interests have been granted with respect to the Sleeper Gold Project • A security interest in the Sleeper Gold Project has been granted in favor of Sprott as holder of the Debenture

Summary Gold Mineral Resources as of June 30, 2026(1,17):

	Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources
	Short Tons (000s)	Grade (oz./st)	Ounces (000s)	Short Tons (000s)	Grade (oz./st)	Ounces (000s)	Short Tons (000s)	Grade (oz./st)	Ounces (000s)	Short Tons (000s)	Grade (oz./st)	Ounces (000s)

United States
Grassy Mountain 2-7	33,700	0.015	490	21,887	0.021	462	55,587	0.017	952	3,779	0.019	73
Sleeper 8-16	6,094	0.014	88	197,508	0.010	1,900	203,601	0.010	1,988	262,389	0.009	2,303
Total	39,794	0.015	578	219,395	0.011	2,362	259,188	0.011	2,940	266,168	0.009	2,376

Summary of Silver Mineral Resources as of June 30, 2026(1,17):

	Measured Mineral Resources			Indicated Mineral Resources			Measured + Indicated Mineral Resources			Inferred Mineral Resources
	Short Tons (000s)	Grade (oz./st)	Ounces (000s)	Short Tons (000s)	Grade (oz./st)	Ounces (000s)	Short Tons (000s)	Grade (oz./st)	Ounces (000s)	Short Tons (000s)	Grade (oz./st)	Ounces (000s)

United States
Grassy Mountain 2-7	33,700	0.061	2,065	21,887	0.081	1,777	55,587	0.069	3,842	3,779	0.056	210
Sleeper 8-16	6,094	0.102	620	197,508	0.112	22,135	203,601	0.112	22,755	262,389	0.099	26,047
Total	39,794	0.067	2,685	219,395	0.109	23,912	259,188	0.103	26,597	266,168	0.099	26,257

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
2.
RESPEC is the qualified person firm responsible for the Grassy Mountain Mineral Resources estimate.
3.
Grassy Mountain Mineral Resources are comprised of all model blocks at a 0.008 oz/st AuEq cut-off that lie within an optimized pit plus blocks at a 0.070 oz/st AuEq cut-off that lie outside of the optimized pit.
4.
oz/st AuEq (gold equivalent grade) = oz/st Au + (oz/st Ag ÷ 129)
5.
Grassy Mountain Mineral Resources summarized in the table immediately above are reported exclusive of the Mineral Resources converted to Mineral Reserves. Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.
6.
Grassy Mountain Mineral Resources potentially amenable to open pit mining methods are reported using a gold price of $3,100/oz, a silver price of $34/oz, a throughput rate of 5,000 short tons/day, assumed metallurgical recoveries of 80% for Au and 60% for Ag, mining costs of $3.14/st mined, processing costs of $16.33/st processed, general and administrative costs of $2.79/st processed, and refining costs of $5.00/oz Au and $0.50/oz Ag produced. Mineral Resources potentially amenable to underground mining methods are reported using a gold price of $3,100/oz, a silver price of $34/oz, a throughput rate of 5,000 short tons/day, assumed metallurgical recoveries of 92.8% gold equivalent, mining costs of $141.77/st mined, processing costs of $39.09/st processed, general and administrative costs of $20.15/st processed, and refining costs of $5.00/oz gold equivalent produced.
7.
The effective date of the Grassy Mountain Mineral Resources estimate is February 28, 2026, and the effective date of the database on which the Mineral Resources estimate is based is May 1, 2018;
8.
The definitions for Mineral Resources in S-K 1300 were followed for Mineral Resources
9.
The Mineral Resource estimate is reported on a 100% ownership basis.
10.
The point of reference for the Mineral Resource is before the crusher (in situ)
11.
Open Pit Mineral Resources are reported at a cut-off grade ranging from 0.002 oz/st to 0.006 oz/st Au, depending on area and constrained by a preliminary optimized pit shell with a pit slope angle of 45° for rock and 22° for alluvium and a bench height of 10 m.
12.
The optimized pit shell and cut-off grades were generated by assuming metallurgical gold recovery ranging from 63.7% to 85.0% and silver recoveries ranging from 0.0% to 54.6%, standard treatment and refining charges, mining costs of US$2.18/st moved for open pit, processing costs of $5.00/st oxide/mixed and $9.47/st sulfide processed, and general and administrative costs of $0.42/st processed
13.
Minimal mining width was 197 ft. for oxide/mixed material and 66 ft. for sulfide material
14.
Mineral Resources are estimated using a long-term gold price of US$3,100 per ounce
15.
Bulk density ranges from 21.4 ft3 in the tailings storage area to 11.87 ft3 for in situ material
16.
Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.
17.
Rounding may result in apparent discrepancies between short tons, grade, and contained metal content.
18.
One short ton equals 2,000 pounds (avdp)

Summary Gold Mineral Reserves as of June 30, 2026(1-6):

	Proven Mineral Reserves			Probable Mineral Reserves			Total Mineral Reserves
	Short Tons (000s)	Grade (oz./st)	Ounces (000s)	Short Tons (000s)	Grade (oz./st)	Ounces (000s)	Short Tons (000s)	Grade (oz./st)	Ounces (000s)

United States
Grassy Mountain	299	0.17	50	1,908	0.19	355	2,207	0.18	405
Total	299	0.17	50	1,908	0.19	355	2,207	0.18	405

Summary Silver Mineral Reserves as of June 30, 2026(1-6):

Proven Mineral Reserves			Probable Mineral Reserves			Total Mineral Reserves
Short Tons (000s)	Grade (oz./st)	Ounces (000s)	Short Tons (000s)	Grade (oz./st)	Ounces (000s)	Short Tons (000s)	Grade (oz./st)	Ounces (000s)

United States
Grassy Mountain	299	0.26	77	1,908	0.29	548	2,207	0.28	625
Total	299	0.26	77	1,908	0.29	548	2,207	0.28	625
1.
Mineral Reserves have an effective date of May 15, 2026.
2.
Mineral Reserves are reported inside stope designs assuming drift-and-fill mining methods, and an economic net smelter return cutoff grade of $200.64 per ore ton processed. The economic cut-off grade estimate uses a gold price of $2,750/oz, mining costs of $141.18/st processed, surface re-handle costs of $0.22/st processed, process costs of $39.09/st processed, general and administrative costs of $20.15/st processed, and refining costs of $6/oz Au recovered.
3.
Metallurgical recovery utilizes the leach recovery schedule discussed in section 10 of the Technical Report Summary.
4.
Mineralization that was either not classified or was assigned to Inferred Mineral Resources was set to waste.
5.
1.5% NSR royalty is payable.
6.
Rounding may result in apparent discrepancies between short tons, grade and contained metal content.

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

Power and Water

To effect mining operations, power and water source infrastructure would need to be developed, as it does not currently exist; however, the project has water rights and is permitted for the installation of water supply wells and the permits and agreements with Idaho Power have been obtained.

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

Right of First Refusal

In connection with the Debenture, Paramount and Calico entered into a Mining ROFR Option to Purchase Agreement (the “ROFR”) in favor of Sprott. Pursuant to the ROFR, we have granted to Sprott the right of first refusal with respect to any proposed grant, sale or issuance to any third-party of a stream, royalty or similar interest (a “Mineral Interest”) based on or with reference to future production from the proposed Grassy Mountain gold and silver mine. If the cash equivalent value (with the value of any non-cash consideration of any third party offer (the “Third Party Consideration”) exceeds $60,000,000 then Sprott shall have the right to buy a percentage interest of the Mineral Interest equal to the percentage that $60,000,000 is to the Third Party Consideration (the “Proportionate Mineral Interest”). If the Third Party Consideration equals or is less than $60,000,000, Sprott shall have the right to buy the entire Mineral Interest subject to such third party offer.

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

Other agreements

Cryla LLC ("Cryla") leased 28 unpatented lode mining claims located west of Grassy Mountain to Calico in 2018. Calico is required to make an annual lease payment of $60,000. Calico may elect to acquire the property for $560,000 plus $3/oz of gold reserves, as defined by a pre-feasibility or higher confidence-level study. Cryla is entitled to a 2% NSR if the gold price is ≤US$1,500/oz and a 4% NSR if the gold price >US$1,500/oz. Calico is entitled to reduce the NSR to 1% by paying Cryla $800,000 regardless of the circumstances. No Mineral Resources or Mineral Reserves are estimated on the Cryla claims.

Previous Operators

Companies and individuals involved in exploration prior to Paramount’s Project interest include prospectors Richard “Dick” Sherry and Eugene “Skip” Yates (1986), Atlas Precious Metals (Atlas) (1986 to 1992), Golden Predator Mines U.S. Inc., Newmont Exploration Ltd (Newmont) (1992-1996), Tombstone Exploration Company Ltd (Tombstone) (1998), Seabridge, and Calico (2000 to 2015). Work completed included reconnaissance, geological mapping, geochemical sampling (soil, float, rock chip), geophysical surveys (airborne magnetic and radiometric, ground-based gravity, gradient array (IP/resistivity) controlled-source audio-frequency magnetotelluric (CSAMT), core and reverse circulation (RC) drilling, and Mineral Resource estimation. This work defined the Grassy Mountain deposit, on which a feasibility study was completed in 1990 by Atlas assuming a combined heap leach/milling operation and open pit mining methods.

Work Completed by Paramount

Since acquiring the Grassy Mountain Project interest in 2016, Paramount has conducted an exploration review of the available project data, helicopter-borne aeromagnetic and radiometric and CSAMT ground geophysical surveys, drilling, Mineral Resource and Mineral Reserve estimation, baseline environmental studies, and mining studies.

In addition to the above exploration programs, Paramount has progressed the Grassy Mountain Project through several stages of the state and federal permitting process. The project will require county-level, state-level and federal permits to construct, operate and close a mining operation.

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

In December 2025, the State of Oregon issued the Draft Consolidated Permit Package for the Grassy Mountain Project.

In January 2026, the BLM issued the Final Environmental Impact Statement and signed the Record of Decision approving the Project's federal Plan of Operations.

Technical Report Summary

The following is a brief summary of the proposed mining operation as detailed in the updated Technical Report Summary (the "Grassy TRS") on the Grassy Mountain Project, Oregon U.S.A. prepared for the Company by Ausenco, reviewed by the applicable Qualified Persons, with an effective date of May 27, 2026. For more information, see Exhibit 99.1.

The Grassy Mountain mine will be an underground operation accessed via one decline and a system of internal ramps. One ventilation raise is included in the design to be used for ventilation and secondary egress. The mechanized cut-and-fill mining method was selected. The mining direction will be underhand. Cemented rock fill (CRF) will be used for backfill. The mechanized cut-and-fill method is highly flexible and can achieve high recovery rates in deposits with complex geometries, as is the case at the Grassy Mountain deposit. The estimated mine life is 9.3 years.

The process plant will be designed with conventional processing unit operations frequently used within the gold processing industry. The process plant will treat 750 short tons/d and will operate with two shifts per day, 365 days per year, producing gold doré bars. The major equipment within the process plant is specified in accordance with the climate, site conditions, metal grades and metallurgical performance outlined in this report. Any deleterious metals present in the ore such as Mercury will be abated by specialized equipment installed in the process plant and are not expected to impact payability terms. The plant will have average head grades of 0.206 oz/st Au and 0.293 oz/st Ag.

The plant feed will be trucked from the underground mine to a modular crushing facility that will include a jaw crusher as the primary stage and a cone crusher for secondary size reduction. The crushed ore will be ground by a ball mill in closed circuit with a hydro-cyclone cluster. The hydro-cyclone overflow with P80 of 150 mesh (106 µm) will flow to a leach–carbon-in-leach (CIL) recovery circuit via a pre-aeration tank. Gold and silver leached in the CIL circuit will be recovered onto activated carbon and eluted in a pressurized Zadra-style elution circuit and then recovered by electrowinning in the gold room. The gold–silver precipitate will be dried in a mercury retort oven and then mixed with fluxes and smelted in a furnace to pour doré bars. Carbon will be re-activated in a carbon regeneration kiln before being returned to the CIL circuit. CIL tails will be treated for cyanide destruction prior to pumping to the tailings storage facility (TSF) for disposal. The installed power for the process plant will be 4,445 hp and the power consumption is estimated to be 72 kWh/st processed. Raw water will be pumped from borehole wells to a raw-water storage tank. Potable water will be sourced from the raw-water tank and treated by a potable water treatment plant. Gland water will be supplied from the raw-water tank. Process water will primarily consist of TSF reclaim water. Reagents will include lime, sodium cyanide, sodium hydroxide, copper sulfate, hydrochloric acid and sodium metabiosulfite.

A summary of the forecast project economics are as follows:

Area	Item	Units	LOM Total/Avg.
General	Gold price	US$/oz	3,600
	Silver price	US$/oz	48.00
	Mine life	years	9.3
	Total mill feed short tons	short tons x 1,000	2,358
Production (gold)	Mill head grade Au	oz/st	0.18
	Mill recovery rate Au	%	92.6%
	Total mill ounces recovered Au	oz x 1,000	385.8
	Total average annual production Au	oz x 1,000	41.4
Production (silver)	Mill head grade Ag	oz/st	0.28
	Mill recovery rate Ag	%	73.5%
	Total mill ounces recovered Ag	oz x 1,000	480.1
	Total average annual production Ag	oz x 1,000	51.5
Operating Costs	Mining cost	US$/st processed	140.60
	Processing cost	US$/st processed	37.72
	G&A cost	US$/st processed	20.65
	Total operating costs	US$/st processed	198.96
	Refining cost Au	US$/oz	5.00
	Refining cost Ag	US$/oz	0.50
	*Cash costs net of by-products	US$/oz Au	1,217.95
	**AISC net of by-products	US$/oz Au	1,441.57
Capital Costs	Initial capital	US$ M	189.8
	Sustaining capital	US$ M	65.1
	Closure costs	US$ M	21.1
Financials(pre-tax)	Pre-tax NPV, 5%	US$ M	458.9
	Pre-tax IRR	%	42.8%
	Pre-tax Payback	years	2.1
Financials(post-tax)	Post-tax NPV, 5%	US$ M	374.7
	Post-tax IRR	%	38.9%
	Post-tax Payback	years	2.2

Notes:

* Cash costs consist of mining costs, processing costs, G&A and refining charges and royalties.

** All-in sustaining costs (AISC) include cash costs plus sustaining capital and closure costs. AISC is at the project level and does not include an estimate of corporate G&A.

Permitting and Current Proposed Development Program

Paramount continues to advance the remaining state permitting activities for its proposed underground gold mine. In December 2025, the State of Oregon issued the Draft Consolidated Permit Package for the Project. With the completion of public consultation, the state permitting process is in its final stages, subject to completion of the applicable review and agency processes. The costs incurred by the State of Oregon for the drafting of the final permits will be reimbursed by the Company directly through cost recovery invoices received from DOGAMI or by permit fees established by individual permitting agencies. In addition to the state incurred costs, the Company will engage with its permitting and technical advisors and consultants to respond to any further information requests from the State's permitting agencies.

With respect to federal permitting, in January 2026 the BLM issued the Final Environmental Impact Statement and signed the Record of Decision approving the project's Plan of Operation, completing the federal environmental review process.

As of June 30, 2026, the net book value of the Grassy Mountain Property was approximately $23.4 million.

Grassy Mountain Property Summary of Mineral Resources at the End of June 30, 2026 and June 2025 (Exclusive of Reserves)

Gold (Au)(1,2,3,4,5,6,7)

	Years Ended June 30,
	2026	2025
Summary Mineral Resources Gold
Measured Resources
Total short tons (000s)	33,700	21,153
Grade (oz./ ton)	0.015	0.017
Ounces (000s)	490	363
Metallurgical Recovery	80%	80%

Indicated Resources
Total short tons (000s)	21,887	12,902
Grade (oz./ ton)	0.021	0.03
Ounces (000s)	462	392
Metallurgical Recovery	80%	80%

Measured and Indicated Resources
Total short tons (000s)	55,587	34,055
Grade (oz./ ton)	0.017	0.022
Ounces (000s)	952	755
Metallurgical Recovery	80%	80%

Inferred Resources
Total short tons (000s)	3,779	1,151
Grade (oz./ ton)	0.019	0.037
Ounces (000s)	73	42
Metallurgical Recovery	80%	80%

Summary Mineral Resources Silver
Measured Resources
Total short tons (000s)	33,700	21,153
Grade (oz./ ton)	0.061	0.072
Ounces (000s)	2,065	1529
Metallurgical Recovery	60%	60%

Indicated Resources
Total short tons (000s)	21,887	12,902
Grade (oz./ ton)	0.081	0.115
Ounces (000s)	1,777	1,480
Metallurgical Recovery	60%	60%

Measured and Indicated Resources
Total short tons (000s)	55,587	34,055
Grade (oz./ ton)	0.069	0.088
Ounces (000s)	3,842	3,009
Metallurgical Recovery	60%	60%

Inferred Resources
Total short tons (000s)	3,779	1,151
Grade (oz./ ton)	0.056	0.109
Ounces (000s)	210	126
Metallurgical Recovery	60%	60%

1.
RESPEC is the qualified person firm responsible for the Grassy Mountain mineral resources estimate.
2.
Mineral Resources are comprised of all model blocks at a 0.008 oz/st AuEq cut-off that lie within an optimized pit plus blocks at a 0.070 oz/st AuEq cut-off that lie outside of the optimized pit.
3.
oz/st AuEq (gold equivalent grade) = oz/st Au + (oz/st Ag ÷ 129)
4.
Mineral Resources summarized in the table immediately above are reported exclusive of the mineral resources converted to Mineral Reserves. Mineral Resources that are not mineral reserves do not have demonstrated economic viability.
5.
Mineral Resources potentially amenable to open pit mining methods are reported using a gold price of $3,100/oz, a silver price of $34/oz, a throughput rate of 5,000 short tons/day, assumed metallurgical recoveries of 80% for Au and 60% for Ag, mining costs of $3.14/st mined, processing costs of $16.33/st processed, general and administrative costs of $2.79/st processed, and refining costs of $5.00/oz Au and $0.50/oz Ag produced. Mineral resources potentially amenable to underground mining methods are reported using a gold price of $3,100/oz, a silver price of $34/oz, a throughput rate of 5,000 short tons/day, assumed metallurgical recoveries of 92.8% gold equivalent, mining costs of $141.77/st mined, processing costs of $39.09/st processed, general and administrative costs of $20.15/st processed, and refining costs of $5.00/oz gold equivalent produced.
6.
The effective date of the Mineral Resources estimate is February 28, 2026, and the effective date of the database on which the Mineral Resources estimate is based is May 1, 2018
7.
Rounding may result in apparent discrepancies between short tons, grade and contained metal content.

Grassy Mountain Property Summary of Mineral Reserves at the End of June 30, 2026 and 2025

	Years Ended June 30,
	2026	2025
Summary Mineral Reserves Gold
Proven mineral reserves
Total short tons (000s)	299	260
Grade (oz./ ton)	0.167	0.18
Ounces (000s)	50	47
Metallurgical Recovery	92.6%	92.8%

Probable mineral reserves
Total short tons (000s)	1,908	1,652
Grade (oz./ ton)	0.186	0.2
Ounces (000s)	355	333
Metallurgical Recovery	92.6%	92.8%

Total Proven and Probable Mineral Reserves
Total short tons (000s)	2,207	1,912
Grade (oz./ ton)	0.184	0.2
Ounces (000s)	405	380
Metallurgical Recovery	92.6%	92.8%

Summary Mineral Reserves Silver
Proven mineral reserves
Total short tons (000s)	299	260
Grade (oz./ ton)	0.256	0.18
Ounces (000s)	77	47
Metallurgical Recovery	73.5%	73.5%

Probable mineral reserves
Total short tons (000s)	1,908	1,652
Grade (oz./ ton)	0.287	0.2
Ounces (000s)	548	333
Metallurgical Recovery	73.5%	73.5%

Total Proven and Probable Mineral Reserves
Total short tons (000s)	2,207	1,912
Grade (oz./ ton)	0.283	0.2
Ounces (000s)	625	380
Metallurgical Recovery	73.5%	73.5%

1.
Mineral reserves have an effective date of May 15, 2026.
2.
Mineral Reserves are reported inside stope designs assuming drift-and-fill mining methods, and an economic net smelter return cutoff grade of $200.64 per ore ton processed. The economic cut-off grade estimate uses a gold price of $2,750/oz, mining costs of $141.18/st processed, surface re-handle costs of $0.22/st processed, process costs of $39.09/st processed, general and administrative costs of $20.15/st processed, and refining costs of $6/oz Au recovered.
3.
Metallurgical recovery utilizes the leach recovery schedule discussed in section 10 of the Technical Report Summary.
4.
Mineralization that was either not classified or was assigned to Inferred Mineral Resources was set to waste.
5.
1.5% NSR royalty is payable.
6.
Rounding may result in apparent discrepancies between short tons, grade and contained metal content.

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

All core and reverse-circulation samples were cataloged and stored in secure and designated areas on Paramount’s warehouse in Vale, Oregon. Data has been subject to validation, which includes checks on down hole surveys, collar coordinates, geological data, and assay data.

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

SLEEPER GOLD PROJECT

Overview and Location

Sleeper is a material exploration property of the Company. The Company has the rights to explore, develop and mine the property through our 100% ownership of unpatented lode mining claims. Sleeper is located 26 miles northwest of Winnemucca, Nevada (41°20'03.1"N 118°03'09.7"W). Automobile and truck access to the property is via Interstate Highway 80 to Winnemucca, then north on Highway 95 for 32 miles, west on Highway 140 for 14 miles, and finally south for 6 miles on the maintained gravel Sod House Road to the project site. An office building, heavy equipment enclosure and warehousing facility are present on the Sleeper Gold Property. Necessary supplies, equipment and services to carry out full sequence exploration and mining development projects are available in Winnemucca, Reno, and Elko, Nevada.

Mining Claims

The Sleeper Gold mine and its 1,044 unpatented lode mining claims were acquired by PGSC through its acquisition of X-Cal Resources Ltd. in August 2010. Additional mining claims have been staked or acquired, which now comprise the Sleeper Gold Project.

The 100%-owned mining claims are summarized in the following table, (acreage is approximate):

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

Evolving Gold holds a 2% net smelter return royalty on minerals produced from the SP and SS mining claims.

Dry Lake Placer Association holds a 3% net smelter return royalty on minerals produced from the Dry Lake Placer mining claims.

ICN holds a 0.5% net smelter return royalty on the SS and SP mining claims as well as a 1.5% net smelter return royalty on the Blue mining claims.

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
EVG ROYALTY 2% NSR + ICN 0.5% NSR
ICN ROYALTY 1.5% NSR
SOUTH SLEEPER AQUISITION
ALL CLAIMS SUBJECT TO 2% FRANCO NEVADA ROYALTY
Scale
N

History of Previous Operations

The Sleeper Gold Project includes a historic open pit mine (the “Sleeper Gold mine”) operated by AMAX Gold Inc. (“Amax”) from 1986 until 1996, which produced 1.66 million ounces of gold and 2.3 million ounces of silver. All processing facilities and equipment related to Amax's mining operations have been removed from the site.

Power and Water

As a result of Amax’s mine operation from 1986 to 1996, electrical power is provided to the property by above ground power lines. Water is available from two wells located on the property associated with water right permits issued by the Nevada Department of Water Resources.

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

In 2013, PGSC announced several results of a drilling campaign that was focused on and around the existing resource and pit areas. Assay results extended the mineralization east and south of the existing resource, opened new depth potential below the existing sleeper pit and intercepted exceptional results in several zones. Additionally, PGSC undertook an extensive database review and, as a result, a total of 473 core and RC holes have been re-logged and new cross-sections were generated. Paramount completed a re-interpreted lithological and structural model which will allow us to plan a new drill program and to update our mineralized material estimate model.

In August 2014, PGSC dropped a total of 212 mining claims from the Dunes and Mimi areas of the Sleeper Gold Project. These claims no longer had any geological value to the Company.

In August 2015, we completed an initial geophysical survey consisting of a helicopter magnetometry study. The survey defined several possible exploration targets which were reviewed by our geological team. Additional surveys on areas covered by overburden will be evaluated for further testing. This testing can include Induced Polarization programs or other indirect methodologies. The Company believes that the data from the geophysical program will yield valuable drilling targets. Future drill programs will be designed to identify new zones of mineralization, with an emphasis on areas covered by overburden.

In April 2021, we purchased 152 unpatented lode claims from South Sleeper Resources LLC for a total consideration of $365,441. The claims are located approximately 2 miles south of the past producing Sleeper Gold Mine. The purchased claims carry a mineral production royalty based on a Net Smelter Returns (“NSR”) of one percent (1%). The purchased claims are without known Mineral Reserves.

In November 2021, Paramount initiated an RC drill program at Sleeper. Results reported in February 2022 identified mineralization east of the former Sleeper pit and confirmed continuity of higher-grade sulfide mineralization in the West Wood area,

In April 2026, Paramount commenced an Initial Assessment for the Sleeper Gold Project. In June 2026, the Company announced the results of the completed Initial Assessment, which evaluates the potential restart of the historic Sleeper Mine through the processing of existing mineralized surface material and open-pit mining of in situ oxide and mixed Mineral Resources.

As of June 30, 2026, the net book value of the Sleeper Gold Property was approximately $25.6 million.

Technical Report Summary

The updated Mineral Resource estimate supersedes prior Mineral Resource disclosures for the Project and incorporates updated geological interpretation, revised economic parameters, metallurgical recovery assumptions, and reasonable prospects for economic extraction through open-pit optimization.

The updated Mineral Resource estimate includes in situ oxide, mixed and sulfide material together with surface material contained in historical waste rock dumps, heap leach pads, and the tailings storage facility. Open-pit Mineral Resources are reported at material-specific gold cut-off grades ranging from 0.002 oz/st to 0.006 oz/st Au and are constrained by preliminary optimized pit shells. The optimized pit shells and cut-off grades assume metallurgical gold recoveries ranging from 63.7% to 85.0% and silver recoveries ranging from 0.0% to 54.6%, open-pit mining costs of US$2.18 per short ton moved, processing costs of US$5.00 per short ton for oxide/mixed material and up to US$9.47 per short ton for sulfide material, and general and administrative costs of US$0.42 per short ton processed. Mineral Resources are estimated using a long-term gold price of US$3,100 per ounce. Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.

The Initial Assessment evaluates a potential restart of the historic Sleeper Mine using conventional open-pit mining and processing of existing mineralized surface material followed by in situ oxide and mixed material. The processing concept consists of crushing and agglomeration followed by cyanide heap leaching and Merrill-Crowe recovery, at a nominal processing rate of approximately 33,000 short tons per day. The Base Case contemplates a 17-year operating life and an estimated initial capital of approximately US$201 million. Sulfide Mineral Resources are not included in the Initial Assessment mine plan and remain a potential future opportunity requiring additional study.

For more information regarding the Mineral Resource estimate and Initial Assessment, see Exhibit 96.3, the Sleeper Gold Mine S-K 1300 Technical Report Summary, prepared for the Company by SLR International Corporation, dated June 17, 2026, with an effective date of April 29, 2026. This Technical Report Summary is an Initial Assessment prepared in accordance with SEC Regulation S-K Subpart 1300. This assessment is preliminary in nature and is intended solely to support the disclosure of Mineral Resources. It includes assumptions regarding technical and economic factors to demonstrate reasonable prospects of economic extraction. Under SEC guidelines, an Initial Assessment does not support the determination or disclosure of mineral reserves.

A summary of the forecast project economics are as follows:

Area	Item	Units	LOM Total/Avg.
General	Gold price	US$/oz	3,600
	Silver price	US$/oz	48
	Mine life	years	17
	Total leach feed short tons	Short tons x 1,000	193
Production (gold)	Leach head grade Au	oz/ton	0.08
	Leach recovery rate Au	%	75.8
	Total leach ounces recovered Au	oz x 1,000	1,101
	Total average annual production Au	oz x 1,000	65
Production (silver)	Mill head grade Ag	oz/st	0.081
	Mill recovery rate Ag	%	22.1
	Total mill ounces recovered Ag	oz x 1,000	3,376
	Total average annual production Ag	oz x 1,000	199
Operating Costs	Mining cost	US$/st stacked	5.78
	Processing cost	US$/st stacked	5.03
	G&A cost	US$/st stacked	0.47
	Dewatering Costs	US$/st stacked	0.54
	Total Avg. LOM Operating Costs	US$/st stacked	11.82

	*Cash costs net of by-products	US$/oz Au	2,048
	**AISC net of by-products	US$/oz Au	2,407
Capital Costs	Initial capital	US$ M	201
	Sustaining capital	US$ M	343
	Closure costs	US$ M	$52
Financials (pre-tax)	Pre-tax NPV, 8%	US$ M	505
	Pre-tax IRR	%	51.3
	Pre-tax Payback	years	1.3
Financials (post-tax)	Post-tax NPV, 8%	US$ M	402
	Post-tax IRR	%	44.5
	Post-tax Payback	years	1.4

Notes:

Cash costs consist of mining costs, dewatering costs, processing costs, mine-level G&A, refining charges and royalties, net of by-product credits.
** AISC includes cash costs plus sustaining capital and closure costs, net of silver by-product credits, at the project level. Corporate G&A is not included. The reported AISC reflects the benefit of low-cost ounces already stacked on the existing heap leach pads, which require minimal additional spending to recover. As these legacy ounces are depleted and replaced with newly mined material, unit costs are expected to gradually normalize toward long-term levels.

Current Proposed Program

The 2026 Initial Assessment recommends an approximately $8.5 million advancement program, including work intended to increase resource confidence, advance metallurgical and geotechnical studies, complete environmental baseline work, support permitting, optimize engineering and heap-leach design, and advance the Project toward a pre-feasibility study.

Activity	Details	Estimated Cost (US$ 000)
Phase 1 – Surface and In Situ Resource Definition, QA/QC Implementation, and Metallurgical Studies
ESG Permitting	Exploration and Environmental Permits for Phase 1 drilling	25
Sonic Drilling	Up to 30 holes (4,000 ft.) of sonic drilling at $90/ft. focused on obtaining metallurgical samples from Waste dumps, TSF and HL pads	360
RC Drilling	Up to 500 holes (50,000 ft.) of RC drilling in Waste dumps, HL pads at $50/ft.	2,500
Core drilling	Confirmation core drilling of up to 10,000 ft. at $120/ft. (HQ/NQ core)	1,200
Bulk Density Sampling	Collection and testing of up to 200 core and/or pit samples across all domains	12
Geochemical Assays	Assaying of approximately 15,000 samples including duplicates, standards, and blanks	750
QA/QC Program Implementation	Establish certified sample control and auditing protocols	100
Metallurgical Testing	Leach testing of mineralized core for recovery studies	750
Technical Staff & Supervision	Field geologist, QA/QC lead, database tech	300
Total Phase 1		5,997
Phase 2 – Project Development Scoping
ESG Permitting	Exploration and Environmental Permits for Phase 2 Geotech	25
Ground Support Geotechnical Testing	Geotech and analysis studies for Ground Support	250
Heap Leach Pad Geotechnical Testing and Design	Geotech and design engineering studies for Heap Leach Pad	600
Mining and Process Design & Engineering Analysis	Process design and engineering cost analysis and modeling	400
Environmental Baseline Studies	Hydrogeology, cultural, flora/fauna baseline for mine permitting	800
Stakeholder Engagement & Permitting Prep	Initial outreach, permitting roadmap	100
Technical Oversight & Contingency (10%)	Includes legal, overhead, permitting scope prep	218
Reporting and Independent Review	S-K 1300 PFS update and QP sign-off	350
Total Phase 2		2,723
Grand Total		8,740

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

Reclamation

Paramount is responsible for managing reclamation activities from prior mine operations at the Sleeper Gold Mine as directed by the BLM and the Nevada State Department of Environmental Protection ("NDEP"). Under the filed BLM Plan of Operations (“PoO”) and reclamation permit a surety bond in the amount of $4 million has been posted as financial security to ensure that required reclamation activities are fulfilled. The surety bond for the Sleeper mine reclamation activities has been posted on behalf of the Company by an insurance company and forms a part of the Company’s comprehensive insurance program. The insurance policy, which is in effect until 2033, covers reclamation costs up to an aggregate of $25 million. The Company periodically submits updates to its Reclamation Cost Estimate (“RCE”) to the BLM to account for completed reclamation work or new reclamation requirements. As of September 2020, the Company’s RCE submitted in October 2019 was accepted by the BLM and the posted surety bond was deemed sufficient. For the fiscal year ended June 30, 2024, at NDEP's request, the Company completed the conversion of several collection ponds to evaporation cells and expects to file a revised RCE with the BLM in the second half of calendar 2024. The revised RCE will incorporate the significant reclamation work that has been completed by the Company over the past several years. The Company expects that the revised RCE will reduce the overall expenditures required to fully reclaim the project site.

In addition to the BLM reclamation requirements, the Company is required to satisfy the State of Nevada’s reclamation requirements under various permits it holds for the Sleeper Gold Project.

Summary of Sleeper Gold Property Mineral Resources at the End of June 30, 2026 and 2025

	Years Ended June 30,
	2026	2025
Summary Mineral Resources Gold
Measured Resources
Total short tons (000s)	6,094	5,403
Grade (oz./ ton)	0.014	0.016
Ounces (000s)	88	85

Indicated Resources
Total short tons (000s)	197,508	174,535
Grade (oz./ ton)	0.010	0.010
Ounces (000s)	1,900	1,812

Measured and Indicated Resources
Total short tons (000s)	203,601	179,938
Grade (oz./ ton)	0.010	0.011
Ounces (000s)	1,988	1,897

Inferred Resources
Total short tons (000s)	262,389	132,176
Grade (oz./ ton)	0.009	0.009
Ounces (000s)	2,303	1,214

Summary Mineral Resources Silver
Measured Resources
Total short tons (000s)	6,094	5,403
Grade (oz./ ton)	0.102	0.105
Ounces (000s)	620	570

Indicated Resources
Total short tons (000s)	197,508	174,535
Grade (oz./ ton)	0.112	0.118
Ounces (000s)	22,135	20,661

Measured and Indicated Resources
Total short tons (000s)	203,601	179,938
Grade (oz./ ton)	0.112	0.118
Ounces (000s)	22,755	21,231

Inferred Resources
Total short tons (000s)	262,389	132,176
Grade (oz./ ton)	0.099	0.071
Ounces (000s)	26,047	9,454

1.
The definitions for Mineral Resources in S-K 1300 were followed for Mineral Resources

1.
The Mineral Resource estimate is reported on a 100% ownership basis.
2.
The point of reference for the Mineral Resource is before the crusher (in situ)
3.
Open Pit Mineral Resources are reported at a cut-off grade ranging from 0.002 oz/st to 0.006 oz/st Au, depending on area and constrained by a preliminary optimized pit shell with a pit slope angle of 45° for rock and 22° for alluvium and a bench height of 10 m.
4.
The optimized pit shell and cut-off grades were generated by assuming metallurgical gold recovery ranging from 63.7% to 85.0% and silver recoveries ranging from 0.0% to 54.6%, standard treatment and refining charges, mining costs of US$2.18 /st moved for open pit, processing costs of $5.00 /st oxide/mixed and $9.47 /st sulfide processed, and general and administrative costs of $0.42 /st processed
5.
Minimal mining width was 197 ft. for oxide/mixed material and 66 ft. for sulfide material
6.
Mineral Resources are estimated using a long-term gold price of US$3,100 per ounce
7.
Bulk density ranges from 21.4 ft3 in the tailings storage area to 11.87 ft3 for in situ material
8.
Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability.
2.
Rounding may result in apparent discrepancies between short tons, grade, and contained metal content.

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

All core and reverse-circulation samples were cataloged and stored in secure and designated areas on Paramount’s property. Data has been validated, including checks of downhole surveys, collar coordinates, geological data, and assay data.

Prior to use in mineral resource or mineral reserve estimation, the selected data to support estimation were compiled from Paramount’s databases into RESPEC’s GeoSequel database and reviewed for improbable entries. Written procedures and guidelines support estimation methods and approaches. Estimations include evaluation of modifying and technical factors. Internal controls and resource estimation procedures are discussed where required in the relevant chapters of the technical report summary.

Exploration and Drilling

Exploration and drilling activities at the Sleeper Gold Project are summarized in Section 7 of the Sleeper TRS, with sample preparation, analytical procedures, QA/QC, and sample security summarized in Section 8. The database provided to SLR contains 4,455 drill holes, comprising exploration drilling and drilling of waste rock dumps, heap leach pads and the tailings storage facility, totaling approximately 2.117 million feet. Paramount’s drilling conducted between 2010 and 2021 represents the most recent phase of systematic exploration at the Project and was undertaken to validate historical data, refine the geological model and test extensions of known mineralization. A total of 136 Paramount drill holes comprising approximately 78,000 feet were included in the drill hole database provided to SLR and used in the Mineral Resource estimate. SLR reviewed the compilation, validation, and appropriateness of the drilling database and concluded that the dataset is suitable to support the Mineral Resource estimate under S-K 1300, subject to the classification limitations described in the Sleeper TRS.

Mineral Resource Estimates

The methods and procedures used for the estimation of Mineral Resources at the Sleeper Gold Project are summarized in Section 11 of the Sleeper TRS. The Mineral Resource estimate was completed using a conventional three-dimensional block modeling approach developed by RESPEC. The RESPEC estimate was independently reviewed and validated by SLR-qualified persons for completeness, internal consistency and technical accuracy. The updated Mineral Resource estimate, with an effective date of April 29, 2026, supersedes prior disclosures for the Project and reflects updated geological interpretation, revised economic parameters and the application of reasonable prospects for economic extraction through open-pit optimization and metallurgical recovery assumptions. The Mineral Resource estimate includes in situ mineralization and surface materials, including waste rock dumps, heap leach pads, and tailings storage facilities.

Mineral Resources that are not Mineral Reserves do not have demonstrated economic viability. Factors that may materially affect the Mineral Resource estimate include changes to metal price assumptions, payable factors, royalties, cut-off grade assumptions, processing costs, and other economic and technical parameters used in determining the Mineral Resource estimate. Section 11.16 of the Sleeper TRS provides additional information regarding factors that may materially affect the Mineral Resource estimate.

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

In November 2018, Paramount entered into an agreement with Nevada Select to purchase 100% interest in the Frost Project, which consists of 40 mining claims located approximately 12 miles west of its Grassy Mountain Project. A total consideration of $250,000 payable to Nevada Select will be based on certain events over time. Nevada Select will retain a 2% NSR on the Frost Claims and Paramount has the right to reduce the NSR to 1% for a payment of $1 million. For fiscal year ended June 30, 2026, the Company has made all required payments under the agreement and own 100% of the Frost Project.

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

	High	Low
Year Ended June 30, 2026
First Quarter	$1.41	$0.59
Second Quarter	$1.34	$0.95
Third Quarter	$2.71	$1.10
Fourth Quarter	$1.88	$1.04
Year Ended June 30, 2025
First Quarter	$0.51	$0.38
Second Quarter	$0.46	$0.31
Third Quarter	$0.43	$0.32
Fourth Quarter	$0.65	$0.34

HOLDERS

As of August 12, 2026, there were 92 registered shareholders of our common stock.

DIVIDENDS

We currently do not anticipate paying cash dividends for the foreseeable future.

RECENT SALE OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

During the year-ended June 30, 2026, we issued 1,288,863 shares of common stock for payment of interest accrued and owing on our on our outstanding Secured Royalty Convertible Debenture. On August 25, 2025, the we issued 2,941,176 prefunded warrants to purchase common stock for a purchase price of $0.68 per warrant share, in exchange for $2,000,000 in cash consideration, The warrants have an exercise price of $0.0001 per share and are exercisable immediately upon issuance. The proceeds from the sale of the prefunded warrants were used for general corporate purposes. In issuing the foregoing securities, we relied on the exemptive provisions of Section 4(a)(2) of the Securities Act.

EQUITY COMPENSATION PLAN

Set out below is information as of June 30, 2026 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance under our Equity Incentive Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options and RSUs	Weighted- average exercise price per share of outstanding options and RSUs (1)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	894,400	$0.60	2,861,600
Equity compensation plans not approved by security holders	—	$—	—
TOTAL	894,400		2,861,600

1. The weighted average exercise price is only for outstanding stock options as the exercise price for RSUs is determined on day of vesting.

As of June 30, 2026, 844,400 restricted share units ("RSUs") were outstanding and 50,000 stock options were outstanding under our Equity Incentive Plans to acquire 894,000 Common Shares.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are engaged in the business of acquiring, exploring and developing precious metal projects in the United States of America. Paramount owns both exploration and development stage projects in the states of Nevada and Oregon. We enhance the value of our projects by implementing exploration and engineering programs that are likely to expand and upgrade known mineral resources to mineral reserves. To further advance our projects towards the production decision, we manage the completion of the appropriate technical studies including feasibility studies and undertake permitting processes with the relevant local, state and federal regulators. The following discussion updates our outlook and plan of operations for the foreseeable future. It also analyzes our financial condition and summarizes the results of our operations for the years ended June 30, 2026 and 2025 and compares each year’s results to the results of the prior year.

Operating Highlights:

During the fiscal year-ended June 30, 2026, the Company continued with its permitting at its Grassy Mountain Project and technical review at Sleeper. Highlights include:

•
The Company announced in June 2026, the results of an Initial Assessment ("2026 Sleeper IA") prepared in accordance with SK-1300 for the Sleeper Gold Project. The 2026 Sleeper IA evaluated a mining scenario that processes the existing waste dumps and mining of in situ oxide and mixed mineral resources utilizing conventional open-pit mining and a 30,000 tonne per day crush-agglomerate heap leach processing facility with a Merrill-Crowe recovery.
•
The Company announced in May 2026, the results of the Grassy Feasibility Study ("FS") prepared in accordance with SK-1300. The Grassy FS Study updated the Company's 2022 feasibility study to reflect current metal price assumptions, capital and operating cost estimates and a revised mine plan.
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

Comparison of Operating Results for the year ended June 30, 2026 as compared to June 30, 2025

Results of Operations

We did not earn any revenue from mining operations for the years ended June 30, 2026 and 2025. During the year ended June 30, 2026, we completed various activities and milestones as described above in operating highlights. Other normal course of business activities included filing annual mining claim fees with the BLM and reclamation work at the historical Sleeper mine site.

Net Loss

Our net loss for the year ended June 30, 2026 was $15,560,223 compared to a net loss of $9,050,423 in the previous year. The increase of approximately 72% is fully described below. We will continue to incur losses for the foreseeable future as we continue with our planned exploration and development programs.

Expenses

Exploration, Development and Reclamation and Land Holding Costs

For the year ended June 30, 2026, exploration and development expenses were $3,567,816 compared to $2,603,457 in the prior year. This represents an increase of 37% or $964,359 which was mainly due to the Company focusing on permitting activities at Grassy Mountain. Expenses related to our exploration or development activities are generally not comparable from period to period as activities will vary based on several factors. At Grassy Mountain, the Company continued with permitting activities with state and federal permitting agencies. Permitting activities at the state level resulted in the Company receiving the draft permit package from the State of Oregon in December 2025 and in January 2026, receiving the federal approval through issuance of the ROD and completion of the Federal Environmental Impact Statement. Subsequent to receiving the draft permits package and federal approval, the Company continued to work with the various state agencies towards final permits and with federal agencies as required. These project related expenses at Grassy totaled $3,132,602 for the year ended June 30, 2026. At Sleeper, exploration activities included completing the 2026 Sleeper IA, various activities including general site maintenance and activities to keep the mining claims in good standing. Total exploration expenses at Sleeper were $435,214 for the year ended June 30, 2026.

For the year ended June 30, 2025, at Grassy Mountain the Company continued with permitting activities with state and federal permitting agencies. These expenses totaled $2,339,283. At Sleeper, the Company focused on general site maintenance and other activities to keep the mining claims in good standing incurring expenses of $264,174.

For the year ended June 30, 2026, reclamation expenses at the Sleeper Gold Project were $171,909 compared to $200,950 in the prior year. This represents a decrease of 14% or $29,041. The decrease in reclamation expenses was primarily attributable to the Company's continued efforts to improve and streamline its ongoing monitoring and compliance activities, resulting in greater operational efficiencies and lower associated costs.

For the year ended June 30, 2026, land holding costs increased by $21,488 or by 3% from the prior year of $743,119 to $764,607. The 3% increase was not considered significant and was primarily attributable to normal inflationary increases in administrative costs.

Salaries and Benefits

For the year ended June 30, 2026, salary and benefits were $1,355,560 compared to $1,640,394 in the prior year. This represents a decrease of 17% or $284,834. Salary and benefits are comprised of cash and stock-based compensation of the Company’s executive and corporate administration teams. The decrease in employee compensation expense was primarily driven by lower salary and stock-based compensation costs resulting from reduced headcount, partially offset by an increase in employee short term incentive expenses. Included in the salary and benefits expense amount for the years ended June 30, 2026 and 2025 was non-cash stock based compensation of $265,952 and $387,052 respectively.

Directors’ Compensation

For the year ended June 30, 2026, directors’ compensation of $276,764 decreased from $320,848 from the prior year ended June 30, 2025. The decrease of 14% or $44,084 is due to lower equity based compensation recorded in the year-ended June 30, 2026.

Professional Fees and General and Administration

For the year ended June 30, 2026, professional fees were $745,287 compared to $446,723 in the prior year. This represents an increase of 67% or $298,564. The increase was primarily due to higher audit and quarterly review fees, increased legal expenses associated with corporate activities, and higher advisory fees to support ongoing strategic and operational initiatives. Professional fees included audit, legal, advisory and consultant expenses incurred on corporate and operational activities on a period-by-period basis.

For the year ended June 30, 2026, general and administration expenses increased by 58% to $1,222,166 from $774,615 in the prior year. The increase in general and administrative expenses was primarily attributable to higher investor relations and stock exchange listing costs, together with increases across several other administrative expense categories, none of which were individually significant.

Asset Retirement Obligation

For the year ended June 30, 2026, the Company's asset retirement obligation for the Sleeper Gold Project increased to $2,371,216 from $2,293,765 from the prior year ended June 30, 2025. The net increase of $77,451 was the result of settlements of $120,000 plus a downward revision in estimate of $30,196 offset by the current year accretion of $227,647. The settlements were a result of the Company completing annual monitoring requirements from the BLM and NDEP.

Liquidity and Capital Resources

Operating, Investing and Financing Activities

At June 30, 2026, we had cash and cash equivalents of $9,931,206 compared to $1,351,001 as at June 30, 2025. As of June 30, 2026, excluding the warrant liability of $2,833,905 we had working capital of approximately $10,376,448. Based on the Company's current operating plan, existing cash resources are expected to fund operations through approximately March 2027. The Company's planned expenditures primarily consist of corporate general and administrative costs and expenditures related to the permitting and advancement of its mineral properties. Certain project expenditures including exploration, production development, engineering, technical studies and/or other project advancement activities, are discretionary as to timing and scope and may be reduced or deferred depending on available liquidity and the timing of additional financing. Our plans to manage our liquidity position is described below under Going Concern and Capital Resources.

In May 2024, the Company continued with an established “at the market” equity offering program (“ATM”) with Cantor Fitzgerald & Co. and A.G.P/Alliance Global Partners to proactively increase financial flexibility. During the fiscal year ended June 30, 2026, the Company issued 8,785,663 shares (2025 - 4,728,165 shares) for net proceeds of $13,914,027 (2025 - $2,356,709) under the program.

The main uses of cash were comprised of the following material amounts:

•
Cash used to fund our operations, which included general and administration expenses, land holding costs, exploration and development programs at our mineral properties, of $7,283,822.

In addition to cash used in operating activities, the Company used and received cash as follows:

•
Cash used to purchase mining claims and equipment of $50,000;
•
Cash received from financings using the ATM and prefunded warrants of $15,914,027.

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

We anticipate our twelve-month cash expenditures for our fiscal year ending June 30, 2027 to be as follows:

•
$5.7 million on corporate costs, completion of Grassy permitting activities, land claim maintenance and general expenses

For discretionary exploration and development, subject to available cash on hand and additional share issuances, we are budgeting the following amounts:

•
$1.1 million to drill water wells to support mine production and monitoring at the Grassy Mountain Project
•
$1.6 million to drill the previous mine operations heap leach pads at the Sleeper Project
•
$2.5 million to initiate and procure long lead materials for the power line construction at the Grassy Mountain Project

For the planned reclamation activities required by state and federal regulators at Sleeper, the Company expects that these expenditures will be reimbursed by insurance proceeds. For any interest that accrues and is owing on the outstanding Debenture, the Company expects to elect to pay the quarterly interest payment in shares of its Common Stock.

Subsequent to September 17, 2026, the Company expects to fund operations as follows:

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

Estimates

The Company prepares its consolidated financial statements and notes in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates these estimates, including those related to the adequacy of the Company’s reclamation and environmental obligations, the assessment of impairment of mineral properties, and the fair value of warrant and derivative liabilities.

Management bases its estimates on historical experience and various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Warrants

The fair value of the Company’s pre-funded warrant liability is estimated based on the closing price of the Company’s common stock at the reporting date, adjusted for a discount for lack of marketability (“DLOM”) related to restrictions on the underlying shares. The determination of the DLOM requires judgment and changes in this assumption could materially affect the estimated fair value of the warrant liability.

Mineral property acquisition costs

The Company capitalizes the cost of acquiring mineral properties and will amortize these costs over the useful life of a property following the commencement of production or expense these costs if it is determined that the mineral property has reduced or no future economic value or the properties are sold or abandoned. Costs include cash consideration and the fair market value of shares issued on the acquisition of mineral properties. Properties acquired under option agreements, whereby payments are made at the sole discretion of the Company, are recorded in the accounts of the specific mineral property at the time the payments are made.

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

Convertible debt and derivative liabilities

We account for the royalty convertible debenture in accordance with Accounting Standards Codification ("ASC") 815, Derivatives and Hedging. The embedded conversion features are assessed to determine whether they meet the criteria for separate accounting as derivatives. If so, they are bifurcated and recorded at fair value with changes in fair value recognized in our Statement of Operations and the remaining value allocated to the royalty convertible debenture net of the unamortized debt issuance costs. The determination of fair value involves the use of estimates, assumptions, and valuation models, including but not limited to discounted cash flow analysis and option pricing models. These estimates and assumptions may include, but are not limited to, future interest rates, volatility of gold and silver prices, and credit spreads and changes in these inputs could result in significant adjustments to the fair value of our derivatives and may impact our financial results. The fair value of the Company’s derivative liability is estimated using a Monte Carlo simulation, which incorporates assumptions that require management judgment. Changes in these assumptions could materially affect the estimated fair value of the derivative liability.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated 2013 Framework. Based on this assessment, our management concluded that, as of June 30, 2026, our internal control over financial reporting is effective based on those criteria.

As a smaller reporting company and non-accelerated filer, we are not required to have our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the year ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Items 401, 405, 406, 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be contained in the Company’s 2026 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2026 (the “2026 Proxy Statement”) and is hereby incorporated by reference thereto.

The information set forth under the caption "Insider Trading and Prohibited Transactions in Company Securities" in the 2026 Proxy Statement is incorporated herein by reference. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K will be contained in the Company’s 2026 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2026 and is hereby incorporated by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) and Item 403 of Regulation S-K will be contained in the Company’s 2026 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2026 and is hereby incorporated by reference thereto.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 and Item 407(a) of Regulation S-K will be contained in the Company’s 2026 Proxy Statement, to be filed with the SEC 120 days following the end of the Company’s fiscal year ended June 30, 2026 and is hereby incorporated by reference thereto.

Item 14. Principal Accounting Fees and Services.

The information required by Item 9(e) of Schedule 14A will be filed in the Company’s 2026 Proxy Statement, to be filed with the SEC within 120 days following the end of the Company’s fiscal year ended June 30, 2026 and is hereby incorporated by reference thereto. The Company's independent registered public accounting firm is Baker Tilly LLP, Denver, CO, PCAOB ID: 23.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following report and financial statements are filed together with this Annual Report:
(1)
Audited Consolidated Financial Statements of Paramount Gold Nevada Corp.

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2026 and 2025

Consolidated Statements of Operations for the years ended June 30, 2026 and 2025

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2026 and 2025

Consolidated Statements of Cash Flows for the years ended June 30, 2026 and 2025

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

19.1*	Insider Trading Policy
21.1*	List of subsidiaries.
23.1*	Consent of Baker Tilly, US, LLP, Independent Registered Public Accounting Firm
23.2*	Consent of Qualified Person for Technical Report Summary for the Grassy Mountain Project - Ausenco Engineering Canada Inc.
23.3*	Consent of Qualified Person for Technical Report Summary for the Grassy Mountain Project - RESPEC Company LLC
23.4*	Consent of Qualified Person for Technical Report Summary for the Grassy Mountain Project - Geotechnical Mine Solutions
23.5*	Consent of Qualified Person for Technical Report Summary for the Grassy Mountain Project - WSP USA Inc.
23.6*	Consent of Qualified Person for Technical Report Summary for the Grassy Mountain Project - SLR International Corporation
23.7*	Consent of Qualified Person for Technical Report Summary for the Sleeper Gold Project - SLR International Corporation
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
96.1

Technical Report Summary for the Grassy Mountain Project, Oregon, U.S.A. (Incorporated by reference to exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on June 23, 2026 (File. No. 001-36908)

96.2

Technical Report Summary for the Sleeper Gold Project, Nevada, U.S.A. (Incorporated by reference to exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on July 14, 2026 (File No. 001-36908)

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

Paramount Gold Nevada Corp.

Date: September 17, 2026	By:	/s/ Rachel Goldman
Rachel Goldman
(Director and CEO)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rachel Goldman	Director and CEO (Principal Executive Officer)	September 17, 2026
Rachel Goldman

/s/ Carlo Buffone	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 17, 2026
Carlo Buffone

/s/ Rudi Fronk	Director	September 17, 2026
Rudi Fronk

/s/ John Carden	Director	September 17, 2026
John Carden

/s/ Eliseo Gonzalez-Urien	Director	September 17, 2026
Eliseo Gonzalez-Urien

/s/ Christopher Reynolds	Director	September 17, 2026
Christopher Reynolds

/s/ Pierre Pelletier	Director	September 17, 2026
Pierre Pelletier

/s/ Samantha Espley	Director	September 17, 2026
Samantha Espley

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Paramount Gold Nevada Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Paramount Gold Nevada Corp. (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2026 and 2025, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Embedded Derivative

As described in Notes 4 and 7 to the consolidated financial statements, the Company has a Secured Royalty Convertible Debenture (the “Debenture”) with Sprott Private Resource Streaming and Royalty, LP for $15,000,000. The Company accounts for the royalty conversion option and related buyback provision as an embedded derivative at its estimated fair value each reporting period. The Company estimates the fair value of the embedded derivative using a Monte Carlo Simulation framework, which uses level 3 inputs. These inputs principally included assumptions used to estimate the amount and timing of the underlying royalty cash flows, including future commodity prices, mineral reserves, projected development timelines and related project-specific risks, as well as assumptions used to model the conversion and buy-back features of the Debenture. The embedded derivative has an estimate fair value of $8,946,218 as of June 30, 2026.

We identified auditing management’s estimate of the fair value of the embedded derivative liability as a critical audit matter due to the inherent complexity and unobservable inputs used to calculate the fair value. The matter required a high degree of auditor effort and significant auditor judgment and subjectivity in applying audit procedures, including the use of internal and external professionals with specialized skills and knowledge in the auditing of management’s fair value estimate.

How We Addressed the Matter in Our Audit:

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the matter included the following, among others:

o
Evaluating the methodology used by management and testing the significant assumptions and inputs used to value the fair value of the derivative liability, including:

▪
Evaluating the appropriateness of the change from the Black Scholes Model to the Monte Carlo Model and management’s prospective application of the change in estimate.

▪
Testing the significant assumptions and inputs used to value the royalty stream.

o
Engaging an external geologist with specialized skills and knowledge to assist in evaluating the methodology and assumptions to determine the mineral resources used by management as a significant input into the value of the royalty stream.

o
Involving an internal valuation professional with specialized skills and knowledge to assist in evaluating the reasonableness of the additional significant inputs used by management to determine the fair value of the derivative liability which included performing a recalculation of the fair value.

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

Valuation and Classification of Prefunded Warrants

As described in Notes 4 and 8 to the consolidated financial statements, on August 25, 2025, the Company issued 2,941,176 prefunded warrants to purchase common stock with an exercise price of $0.0001 per share. The Company determined that the prefunded warrants are classified as a liability based on the terms of the warrants failing to meet the indexation guidance in Accounting Standards Codification 815, and therefore, were recorded at their estimated fair value at issuance and remeasured to fair value each reporting period. The prefunded warrants have an estimated fair value of $2,883,905 as of June 30, 2026.

The Company estimates the fair value of the warrants using the Chaffe and Finnerty models to determine a weighted-average discount for lack of marketability (“DLOM”), which use level 3 inputs and includes an expected restriction period. The DOLM is applied to the Company’s common stock price to determine the estimated fair value.

We identified the auditing of the classification and valuation of the prefunded warrant liability as a critical audit matter. Auditing the classification of the warrants required significant auditor judgment in evaluating the contractual settlement provisions and Company’s application of the relevant accounting guidance. Auditing the estimated fair value of the warrant liability involved significant auditor judgment in evaluating the valuation methodology and the discount for lack of marketability. The audit effort associated with this matter included the involvement of professionals with specialized skills and knowledge in accounting for financial instruments and valuation.

How We Addressed the Matter in Our Audit:

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the matter included the following, among others:

o
Evaluating the Company’s accounting analysis for the warrants by reading the terms of the warrant agreements to apply the appropriate accounting guidance for compliance with U.S. generally accepted accounting principles, including consulting with professionals knowledgeable in accounting for financial instruments.

o
Evaluating the appropriateness of the valuation model applied to the warrants considering the contractual features of the warrants.

o
Evaluating, with the involvement of professionals with specialized skills and knowledge, the valuation methodology, the reasonableness of the significant assumptions used and testing the accuracy and completeness of the data used to determine the estimated fair value of the warrant liability, which included performing a recalculation of the fair value.

/s/ Baker Tilly US, LLP

Denver, Colorado

September 17, 2026

We have served as the Company’s auditor since 2022.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Balance Sheets

as of June 30, 2026 and 2025

	June 30, 2026	June 30, 2025
Assets
Current Assets
Cash and cash equivalents	$9,931,206	$1,351,001
Prepaid expenses and deposits	1,216,601	1,356,349
Other assets	15,753	—
Total Current Assets	11,163,560	2,707,350
Non-Current Assets
Mineral properties	49,157,282	49,137,478
Reclamation bonds	508,781	546,176
Property and equipment	8,422	12,028
Total Non-Current Assets	49,674,485	49,695,682
Total Assets	$60,838,045	$52,403,032
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$667,112	$539,971
Reclamation and environmental obligation, current portion	120,000	120,000
Warrant liability	2,833,905	—
Total Current Liabilities	3,621,017	659,971
Non-Current Liabilities
Debt liability of royalty convertible debenture, net	11,804,567	11,630,545
Derivative liability of royalty convertible debenture	8,946,218	4,077,929
Deferred tax liability	297,552	292,699
Reclamation and environmental obligation, non-current portion	2,251,216	2,173,765
Total Non-Current Liabilities	23,299,553	18,174,938
Total Liabilities	26,920,570	18,834,909
Commitments and Contingencies (Note 14)
Stockholders' Equity
Common stock, par value $0.01, 200,000,000 authorized shares, 86,124,381 issued and outstanding at June 30, 2026 and 200,000,000 authorized shares, 75,420,743 issued and outstanding at June 30, 2025	861,245	754,208
Additional paid in capital	140,045,115	124,242,577
Accumulated deficit	(106,988,885)	(91,428,662)
Total Stockholders' Equity	33,917,475	33,568,123
Total Liabilities and Stockholders' Equity	$60,838,045	$52,403,032

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Operations

for the Years ended June 30, 2026 and 2025

	Year Ended June 30,
	2026	2025

Expenses
Exploration and development	$3,567,816	$2,603,457
Reclamation	171,909	200,950
Land holding costs	764,607	743,119
Professional fees	745,287	446,723
Salaries and benefits	1,355,560	1,640,394
Directors' compensation	276,764	320,848
General and administrative	1,222,166	774,615
Accretion	227,647	225,413
Total Expenses	8,331,756	6,955,519
Net Loss Before Other Expense (Income)	8,331,756	6,955,519
Other Expense (Income)
Other income	(105,734)	(6,217)
Loss from change in fair value of derivative liability on royalty convertible debenture	4,868,289	435,824
Loss from change in fair value of warrant liability	833,905	—
Interest expense	1,694,855	1,690,690
Interest income	(67,701)	(44,642)
Net Loss before Income Taxes	15,555,370	9,031,174
Income Taxes
Deferred tax expense	4,853	19,249
Net Loss	$15,560,223	$9,050,423

Loss per Common Share
Basic and diluted	$0.19	$0.13

Weighted Average Number of Common
Shares Used in per Share Calculations
Basic and diluted	80,883,639	67,783,473

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Stockholders’ Equity

for the Years ended June 30, 2026 and 2025

	Shares (#)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2024	65,044,305	$650,444	$119,883,235	$(82,378,239)	$38,155,440
Stock based compensation	—	—	589,730	—	589,730
Capital issued for exercise of stock options, or vesting of RSUs and restricted stock	1,803,000	18,030	(18,030)	—	—
Capital issued for financing	4,728,165	47,281	2,309,428	—	2,356,709
Capital issued for payment of interest	3,845,273	38,453	1,478,214	—	1,516,667
Net loss	—	—	—	(9,050,423)	(9,050,423)
Balance at June 30, 2025	75,420,743	754,208	124,242,577	(91,428,662)	33,568,123
Stock based compensation	—	—	390,716	—	390,716
Capital issued for exercise of stock options, or vesting of RSUs and restricted stock	629,112	6,291	77,708	—	83,999
Capital issued for financing	8,785,663	87,857	13,826,170	—	13,914,027
Capital issued for payment of interest	1,288,863	12,889	1,507,944	—	1,520,833
Net loss	—	—	—	(15,560,223)	(15,560,223)
Balance at June 30, 2026	86,124,381	$861,245	$140,045,115	$(106,988,885)	$33,917,475

The accompanying notes are an integral part of these consolidated financial statements.

PARAMOUNT GOLD NEVADA CORP.

Consolidated Statements of Cash Flows

for the Years ended June 30, 2026 and 2025

	Year Ended June 30,
	2026	2025
Net Loss	$(15,560,223)	$(9,050,423)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	3,606	2,675
Stock based compensation	390,716	589,730
Non-cash expense for issuance of restricted stock grant awards	83,999	—
Amortization of debt issuance costs	174,022	174,022
Capital issued for interest expense	1,520,833	1,516,667
Accretion expense	227,647	225,413
Settlement of asset retirement obligations	(120,000)	(120,000)
Loss from change in fair value of derivative liability	4,868,289	435,824
Loss from change in fair value of warrant liability	833,905	—
Deferred tax expense	4,853	19,249
Effect of changes in operating working capital items:
Change in other assets	(15,753)	—
Change in prepaid expenses	139,748	(36,606)
Change in reclamation bonds accounts	37,395	—
Change in accounts payable	127,141	(23,835)
Cash used in operating activities	(7,283,822)	(6,267,284)
Cash flows from investing activities:
Purchase of mineral properties	(50,000)	(150,000)
Purchase of equipment	—	(11,483)
Cash used in investing activities	(50,000)	(161,483)
Cash flows from financing activities
Capital issued for financing, net of share issuance costs	13,914,027	2,356,709
Proceeds from warrant private placement	2,000,000	—
Cash provided by financing activities	15,914,027	2,356,709

Change in cash during period	8,580,205	(4,072,058)
Cash at beginning of period	1,351,001	5,423,059
Cash at end of period	$9,931,206	$1,351,001

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

Basis of Presentation and Preparation

The consolidated financial statements are prepared by management in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and are presented in US dollars. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Significant estimates made by management in the accompanying consolidated financial statements include the adequacy of the Company’s reclamation and environmental obligation, valuation of deferred tax asset, warrant liability, derivative liability and assessment of impairment of mineral properties.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less at the time of purchase are classified as cash and cash equivalents. The carrying amount of these securities approximates fair value because of the short-term maturity of these instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents. The Company maintains cash in accounts which may, at times, exceed federally insured limits. At June 30, 2026 and 2025, the Company had cash balances in excess of federally insured limits. The Company deposits its cash with financial institutions which it believes have sufficient credit quality to minimize the risk of loss.

Fair Value Measurements

The Company has adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between arm's length market participants at the measurement date.

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

The recoverability of the carrying values of our mineral property is dependent on the ability of the Company to advance the projects to production, upon future profitable production or from proceeds from the sale of properties or production royalties. If the Company is unable to obtain additional funding, the Company may be unable to continue its operations, and amounts realized for assets may be less than amounts reflected in these consolidated financial statements.

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

Impairment of Long-Lived Assets

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

The Company assesses the carrying value of mineral properties for whenever information or events indicate the potential for impairment. This would include our inability to obtain all the necessary regulatory permits to build and operate mines related to our mineral properties, government actions, the results of exploration activities and technical evaluations and changes in key economic conditions such as the price of gold and silver or key inputs to the building and operating of a mine including initial capital, yearly production levels and operating expenses. We compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis. The undiscounted cash flows are based on the amounts we expect to receive from the sale of gold and silver produced from the mine, the level of operating expenses we expect to incur to produce the gold and silver that is recovered from the mineral deposit and the level of capital expected to build, operate and sustain the mine operations. If it is determined that the estimated future undiscounted cash flows are less than the carrying value of the property, a write-down to the estimated fair value will be reported in our Consolidated Statement of Operations for the period. There has been no impairment of our mineral properties for the fiscal years-ended June 30, 2026 and 2025.

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

For the years ended June 30, 2026 and 2025, the shares of common stock equivalents related to outstanding stock options, restricted share units have not been included in the diluted per share calculation as they are anti-dilutive as the Company has recorded a net loss from continuing operations for each year.

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

Convertible Debt

The Company reviews the terms of its convertible debenture or debt to determine whether to account for any portion of the proceeds towards the conversion feature. In general, when the convertible debenture or debt has the following characteristics and terms no portion of the proceeds from the issuance shall be accounted for as attributable to the conversion feature: a) is convertible into common stock of the Company at a specified price at the option of the holder; b) the debt is sold at a price or has value at issuance not significantly in excess of the face amount; c) an interest rate that is lower than the Company could establish for nonconvertible debt; d) an initial conversion price that is greater than the fair value of the common stock at the time of issuance and; e) a conversion price that does not decrease except pursuant to antidilution provisions. When proceeds are not attributable to the conversion features of the debt, the Company records the entire amount as a liability. If the fair value option is not elected, the Company will reduce the initial carrying amount of the debt by any direct and incremental issuance costs paid to third parties that are associated with the convertible debt issuance.

The Company also reviews the terms of its convertible debt or debenture to determine whether there are embedded derivatives, including the embedded conversion option, that are required to be bifurcated and accounted for as individual derivative financial instruments. In circumstances where convertible debt contains embedded derivatives that are required to be separated from the host contracts, the total proceeds received are first allocated to the fair value of the derivative financial instruments determined using the binomial model. The remaining proceeds, if any, are then allocated to the debenture cost contracts, usually resulting in those instruments being recorded at a discount from their principal amount. This discount is accreted over the expected life of the instruments to profit (loss) using the effective interest method.

The debenture host contracts are subsequently recorded at amortized cost at each reporting date, using the effective interest method. The embedded derivatives are subsequently recorded at fair value at each reporting date, with changes in fair value recognized in profit (loss).

Derivative Liability

The Company reviews the terms of its convertible debt to determine whether there are embedded derivatives that are required to be bifurcated and accounted for as individual derivative financial instruments. The Company determined that a conversion feature embedded in its convertible debt is required to be accounted for separately from the convertible loan as a derivative liability and recorded at fair value and the remaining value allocated to the convertible loan net the unamortized debt issuance costs. The derivative liability will be fair valued at each reporting period, with changes in fair value recorded as a gain or loss in the Consolidated Statement of Operations.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance and are not subsequently remeasured. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and at each balance sheet date thereafter. Changes in the fair value of the warrants are recognized as an unrealized gain or loss in Other Expense on the consolidated statement of operations.

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

Note 2. Recent Accounting Guidance

In November 2024, the FASB issued ASU 2024-03, 'Disaggregation of Income Statement Expenses,' aimed at enhancing the transparency of expense information in financial statements. The ASU seeks to improve the decision usefulness of expense information by requiring public business entities to disaggregate certain expense captions in the notes to financial statements. This includes detailed disclosures of purchases of inventory, employee compensation, depreciation, amortization, and depletion expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently reviewing the impact of adopting the provisions of this new ASU on our consolidated financial statements and related disclosures.

Note 3. Going Concern

The Company has not generated any revenues or cash flows from operations to date. As such the Company is subject to all the risks associated with development stage companies. Since inception, the Company has incurred losses and negative cash flows from operating activities which have been funded from the issuance of common stock, convertible notes, note payable and the sale of royalties on its mineral properties. The Company does not expect to generate positive cash flows from operating activities in the near future, if at all, until such time it successfully initiates production at its Grassy Mountain or Sleeper Projects, including obtaining construction financing, completing the construction of the proposed mine and anticipates incurring operating losses for the foreseeable future.

The Consolidated Financial Statements of the Company have been prepared on a “going concern” basis, which means that the continuation of the Company is presumed even though events and conditions exist that, when considered in aggregate, raise substantial doubt about the Company’s ability to continue as a going concern because it is possible that the Company will be required to adversely change its current business plan or may be unable to meet its obligations as they become due within one year after the date that these financial statements are issued.

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

Subsequent to September 17, 2026, the Company expects to fund operations as follows:

•
Existing cash on hand and working capital.
•
The existing ATM with Cantor Fitzgerald & Co. and A.G.P/Alliance Global Partners.
•
Insurance proceeds to fund reclamation and environmental obligations at its Sleeper Gold Project.
•
Equity financings and sale of royalties.

At June 30, 2026, the Company’s cash balance was $9,931,206.

Historically, the Company has been successful in accessing capital through equity and debt financing arrangements or by the sale of royalties on its mineral properties, no assurance can be given that additional financing will be available to it in amounts sufficient to meet its needs, or on terms acceptable to the Company. In the event that the Company is unable to obtain additional capital or financing, the Company's operations, maintenance of our mining claims and the value of our project assets, exploration and development activities would be significantly adversely affected. The continuation of the Company as a going concern is dependent on having sufficient capital to maintain our operations. In considering the Company's financing plans and current working capital position the Company believes there is substantial doubt about its ability to continue as a going concern twelve months after the date that our financial statements are issued.

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

Our financial instruments include cash, accounts payable, accrued liabilities, notes payable, the derivative liability of royalty convertible debenture (see Note 7) and warrants (Note 8). Due to their short maturity of our cash, prepaids and deposits, accounts payable and accrued liabilities, we believe that their carrying amounts approximate fair value as of June 30, 2026 and June 30, 2025.

The following table present the fair value of liabilities measured at fair value on a recurring basis:

	Balance at June 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities
Royalty conversion feature	—	—	8,946,218	$8,946,218
Warrant liability	—	—	2,833,905	2,833,905
Total	—	—	11,780,123	$11,780,123

	Balance at June 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Royalty conversion feature	—	—	4,077,929	$4,077,929
Total	—	—	4,077,929	$4,077,929

The Company determined that the derivative liability (Note 7) embedded in the Debenture is required to be accounted for separately from the Debenture as a derivative liability and recorded at fair value and the remaining value allocated to the Debenture net the unamortized debt issuance costs. The derivative liability will be fair valued at each reporting period, with changes in fair value recorded as a gain or loss in the Consolidated Statement of Operations. During the years ended June 30, 2026 and 2025, the fair value derivative liability increased by $4,868,289 and $435,824, respectively, and it was recorded in Other expenses on the Consolidated Statement of Operations.

As of June 30, 2026, the Royalty conversion feature is recorded at $8,946,218 (June 30, 2025 - $4,077,929) and is valued based on Level 3 inputs. Several steps were used to calculate the fair value of the Royalty conversion feature on the Debenture. First utilizing the Royalty Agreement's royalty rate of 4.75% for the life of mine, the annual gross royalty amounts were calculated from estimated expected gross revenues of the proposed Grassy Mountain Mine. The gold and silver price assumption was derived by management based on its judgment, taking into account current pricing trends and trends observed in royalty transactions. Also, management considered the mineral reserves of the proposed mine. The annual royalty amounts were discounted using a long term stock market rate of return of 10%. In determining expected future cash flows, management has also considered a number of project-specific risk factors that affect the timing of commencement of production, including the completion of federal and state permitting, the ability to secure construction financing on acceptable terms, and uncertainties related to construction schedules. These risks and key input assumptions could materially impact both the timing and amount of the royalty payments, and therefore the fair value of the Royalty conversion feature.

During the fiscal year ended June 30, 2026, the Company changed the valuation technique used to measure the fair value of the Royalty Conversion feature from the Black-Scholes Option Pricing Model to a Monte Carlo Simulation framework. The change was made because appreciation in gold and silver prices have caused the Company's buyback provision to become economically substantive, and a closed-form option pricing model is not able to capture the interaction between the conversion and buyback features. The change in valuation technique was accounted for as a change in accounting estimate and was applied prospectively. For the twelve months ended June 30, 2026, the increase in the gold and silver price assumptions have been the main driver in the increase of the cumulative present value of the royalty stream. The key assumptions in valuing the royalty conversion option derivative include:

	June 30, 2026	June 30, 2025
Cumulative present value of royalty stream	$24,750,334	$16,758,545
Conversion threshold is set as the value of the Debenture	$15,000,000	$15,000,000
Term in years for Debenture maturity	2.49	3.49
Term in years for buy-back option	4.49	5.49
Volatility (A 2.49 year historical volatility of gold and silver, weighted by relative value in the project, is used as the historical volatility for the royalty stream)	22.65%	15.93%
Risk-Free Rate (Derived 2.49 year from a term-matched coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve)	4.06%	3.64%
Dividend yield[1]	0%	0%
Volatility (A 4.49 year historical volatility of gold and silver, weighted by relative value in the project, is used as the historical volatility for the royalty stream)	19.54%
Risk-Free Rate (Derived 4.49 year from a term-matched coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve)	4.10%
Payment discount rate	15.95%

1.
Dividend yield is set to 0% as no value of the royalty is lost given that production is assumed to begin in year 5

As of June 30, 2026, the warrant liability is recorded at $2,833,905 and is valued based on Level 3 inputs (Note 8). The prefunded warrants are accounted for as a liability and the changes in fair value of the warrants are recognized in the consolidated statement of operations. The cash consideration received at issuance date was reflective of the fair value of the prefunded warrants. To determine the fair value of the prefunded warrants as of June 30, 2026, a weighted-average discount for lack of marketability ("DLOM") rate was estimated by using the Chaffe and Finnerty models, which use Level 3 inputs, including the expected restriction period. A DLOM was applied because the shares issuable upon exercise are subject to resale restrictions under Rule 144 and therefore not immediately freely tradable in the public market. The DLOM rate of 15.48% was applied to the common stock price as of June 30, 2026 to determine the fair value.

Note 5. Non-Cash Transactions

During the year-ended June 30, 2026, the Company issued 1,288,863 shares of Common Stock for payment of interest on its outstanding debt with a fair value of $1,520,833. Also during the year-ended June 30, 2026, the Company recorded a non-cash decrease of $30,196 for its reclamation and environmental obligation and mineral properties.

During the year-ended June 30, 2025, the Company issued 3,845,273 shares of Common Stock for payment of interest on its outstanding debt with a fair value of $1,516,668. During the year-ended June 30, 2025, the Company recorded a decrease of $81,936 for its reclamation and environmental obligation and mineral properties.

Note 6. Capital Stock

Authorized Capital

Authorized capital stock consists of 200,000,000 shares of Common Stock with par value of $0.01 per common share (2025 - 200,000,000 shares of Common Stock with par value $0.01 per common share).

During the year-ended June 30, 2026, the Company issued 8,785,663 shares for net proceeds of $13,914,027 through its at-the-market offering and issued 1,288,863 shares for the payment of accrued interest (Note 7) with a fair value of $1,520,833.

During the year-ended June 30, 2025, the Company issued 4,728,165 shares for net proceeds of $2,356,709 through its at-the-market offering and issued 3,845,273 shares for payment of interest accrued and owing (Note 5 and Note 7) with a fair value of $1,516,668. The Company also issued 1,803,000 shares related to awards under its equity compensation plans.

Stock Options, Restricted Stock Units and Stock Based Compensation

Paramount’s 2015 and 2016 Stock Incentive and Compensation Plans, which are stockholder-approved, permits the grant of stock options, restricted stock units and stock to its employees and directors for up to 7.5 million shares of common stock.

Total stock-based compensation for the years-ended June 30, 2026 and 2025 was $474,715 and $589,730, respectively. Total stock-based compensation for the year-ended June 30, 2026 consists of the aggregate of stock-based compensation recorded for outstanding stock-option awards $nil (2025 - $3,328), restricted stock unit awards $390,716 (2025 - $554,542) and restricted stock grant awards $83,999 (2025 - $31,860).

Restricted Stock Grants

During the year-ended June 30, 2026, the Company granted and issued 70,000 shares (2025 - 90,000) of Common stock under its equity compensation plan with a fair value of $83,999 (2025 - $31,860) These grants vested immediately and were recognized as share based compensation expense during the year ended June 30, 2026 and 2025.

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

For the year-ended June 30, 2026 and 2025, the Company did not grant any stock options.

For the year-ended June 30, 2026, share-based compensation expense relating to service conditions options and performance conditions options were $nil and $nil, respectively (2025 - $nil and $3,328).

A summary of option activity under the Stock Incentive and Compensation Plan as of June 30, 2026 and 2025, and changes during the years ended June 30, 2026 and 2025 are presented below.

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2024	1,405,000	$1.05	1.06	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(640,000)	1.00	—	—
Outstanding at June 30, 2025	765,000	$1.09	0.54	$650
Granted	—	—	—	—
Exercised	(485,000)	1.12	—	—
Forfeited or expired	(230,000)	1.15	—	—
Outstanding at June 30, 2026	50,000	$0.60	1.00	$27,000
Exercisable at June 30, 2026	50,000	$0.60	1.00	$27,000

A summary of the status of Paramount’s non-vested options as of June 30, 2026 and 2025 and changes during the years ended June 30, 2026 and 2025 are presented below.

Non-vested Options	Options	Weighted- Average Grant- Date Fair Value
Non-vested at June 30, 2024	458,336	$0.47
Granted	—	—
Vested	(50,000)	0.56
Forfeited or expired	(247,500)	0.39
Non-vested at June 30, 2025	160,836	$0.57
Granted	—	—
Vested	(125,000)	0.56
Forfeited or expired	(35,836)	0.62
Non-vested at June 30, 2026	—	$—

The total fair value of stock options vested during the years ended June 30, 2026 and 2025, was nil and $28,000 respectively.

Restricted Stock Units ("RSUs")

RSUs are awards for service and performance which upon vesting and settlement entitle the recipient to receive one common share of the Company's Common Stock for no additional consideration, for each RSU held.

During the year-ended June 30, 2026, the Company granted 539,400 RSUs (2025 - 1,058,000)

During the year-ended June 30, 2026, share-based compensation expenses related to service condition RSUs and performance condition RSUs was $93,764 and $296,952, respectively (2025 - $161,756 and $141,269)

A summary of RSUs activity is summarized as follows:

Restricted Share Unit Activity	Outstanding RSUs	Weighted average grant date fair value
Outstanding at June 30, 2024	1,725,000	$0.31
Granted	1,058,000	0.35
Vested	(1,713,000)	0.35
Forfeited	(225,000)	0.22
Outstanding at June 30, 2025	845,000	$0.37
Granted	539,400	1.13
Vested	(540,000)	0.39
Forfeited	—	—
Outstanding at June 30, 2026	844,400	$0.85

As of June 30, 2026, there was approximately $301,564 of unamortized stock-based compensation expense related to outstanding RSUs. This expense is expected to be recognized over the remaining weighted-average vesting periods of 1.15 years.

Note 7. Debt

$15,000,000 Secured Royalty Convertible Debenture

Effective as of December 27, 2023, Paramount closed on a Secured Royalty Convertible Debenture (the “Debenture”) with Sprott Private Resource Streaming and Royalty (US Collector), LP (“Sprott”) for $15,000,000. The Debenture bears an interest rate of 10% per annum, which, at Paramount’s discretion, will be payable in cash or shares of its common stock at a 7% discount to the 10-day volume weighted average price ("VWAP") from the scheduled date of payment of interest. The Debenture may be repaid in cash or is convertible into a gross revenue royalty (the “Royalty") of 4.75% of the gold and silver produced from the proposed Grassy Mountain Gold Mine. The Debenture may be repaid in cash or through the issuance of the Royalty at the earlier of the commencement of commercial production or five years from the Debenture closing date. The conversion to the Royalty is at Sprott's sole discretion. Paramount may elect to repay the Debenture by providing 20 business day written notice, in cash only and in whole prior to its maturity at a price equal to the sum of the principal amount plus all accrued and unpaid interest plus a prepayment interest premium equal to 36 months of interest less interest paid prior to the date of prepayment. Upon a sale of the Sleeper Gold Project, Sprott can elect to have a portion of the Debenture repaid with proceeds from the sale. In the event of default, the debenture will accrue interest at 13% per annum. In connection with the issuance of the Debenture, the Company incurred $870,111 of debt issuance costs which will be reflected as a discount on the Debenture. Unamortized debt issuance costs will be amortized over the five year term of the Debenture and recorded as an interest expense in the Consolidated Statement of Operations.

If the Royalty is issued, Paramount has the option to buy back 50% of the Royalty by paying either $11.25 million on the second (2nd) anniversary of the Royalty or $12.375 million on the third (3rd) anniversary. The Company’s obligations under the Debenture are secured by a pledge of the assets of the Company and its subsidiaries, including without limitation by deeds of trust with respect to the Grassy Mountain project and the Sleeper Gold project. The Company is required to maintain a positive cash balance at all times and shall maintain a positive adjusted working capital amount at the end of each fiscal quarter commencing with the fiscal quarter March 31, 2024. At June 30, 2026, Paramount was in compliance with these loan covenants.

The Company has accounted for the Royalty Conversion Option and related Buyback Provision as an embedded derivative in accordance with ASC 815 and recorded the derivative as a separate liability at fair value. The fair value of the derivative as at June 30, 2026 and 2025 was $8,946,218 and $4,077,929, respectively (Note 4).

At June 30, 2026 and at June 30, 2025, the Debenture consisted of the following:

	June 30, 2026	June 30, 2025

Debt liability of royalty convertible debenture before issuance costs	$12,239,622	$12,239,622
Less: unamortized issuance costs	(435,055)	(609,077)
Net debt liability of royalty convertible debenture	11,804,567	11,630,545
Derivative liability of royalty convertible debenture	8,946,218	4,077,929

In connection with the Debenture, Paramount and Calico entered into a Mining Right of First Refusal Option to Purchase Agreement (the “ROFR”) in favor of Sprott. Pursuant to the ROFR, Paramount has granted to Sprott the right of first refusal with respect to any proposed grant, sale or issuance to any third party of a stream, royalty or similar interest (a “Mineral Interest”) based on or with reference to future production from the proposed Grassy Mountain gold and silver mine. If the cash equivalent value (with the value of any non-cash consideration of any third party offer (the “Third Party Consideration”) exceeds $60,000,000 then Sprott shall have the right to buy a percentage interest of the Mineral Interest equal to the percentage that $60,000,000 is to the Third Party Consideration (the “Proportionate Mineral Interest”). If the Third Party Consideration equals or is less than $60,000,000, Sprott shall have the right to buy the entire Mineral Interest subject to such third party offer.

The ROFR shall terminate on the date which is the earlier of (i) the seventh (7th) anniversary of the ROFR; (ii) the closing of one or more purchase transactions between Paramount and Sprott in respect of Mineral Interests for an aggregate purchase price of $60,000,000 upon the exercise by Sprott of its rights pursuant to the ROFR; and (iii) the closing of a purchase transaction between Paramount and third party in respect of a Mineral Interest for a purchase price in excess of $60,000,000 where Sprott does not exercise its right of first refusal pursuant to the ROFR.

Interest Expense

The following table summarizes the components of recorded interest expense:

	For the Year Ended June 30, 2026	For the Year Ended June 30, 2025
Royalty Convertible Debenture	$1,520,833	$1,516,667
Amortization of issuance costs on Royalty Convertible Debenture	174,022	174,022
Total interest expense	$1,694,855	$1,690,689

Note 8. Warrants

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

The outstanding warrants are classified as a liability on the condensed consolidated balance sheet. The prefunded warrants will be presented within current liabilities as they are exercisable at any time at the holder’s option. The prefunded warrants, which have a nominal exercise price, are measured at fair value by applying a discount to the Company's common stock price at each reporting date.

After the occurrence of an event that is outside of the Company’s control, the warrant holders have the option to elect to exercise the warrant or to exchange the warrant for a security in the successor entity with similar terms and conditions. This term, which provides the warrant holders with a variation in settlement that is not provided to the common shareholders, fails to meet the indexation guidance under ASC 815. As such, the warrants were established as a liability on the balance sheet at the time of issuance and are remeasured to fair value each reporting date by applying a discount to the Company’s common stock price as of the reporting date, which is further discussed in Note 4. As of June 30, 2026, the prefunded warrants have a fair value of $2,833,905. During the year ended June 30, 2026, a change in fair value of $833,905 was recognized as a loss from change in fair value of warrant liability on the consolidated statement of operations. There were no warrants exercised during the period and the Company had 2,941,176 warrants outstanding and not exercised as of June 30, 2026. The warrants were excluded from the calculation of diluted net loss per share attributable to common shareholders because their impact would have been antidilutive for the period.

Note 9. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	June 30, 2026	June 30, 2025
Sleeper and other Nevada based Projects	$25,721,554	$25,701,750
Grassy Mountain and other Oregon based Projects	23,435,728	23,435,728
Total mineral properties	$49,157,282	$49,137,478

Sleeper:

Sleeper is located in Humboldt County, Nevada approximately 26 miles northwest of the town of Winnemucca.

For the years-ended June 30, 2026 and 2025, the Company recognized a decrease in the mineral properties for the Sleeper Gold Project due to a change of estimate for its reclamation and environmental obligation in the amount of $30,196 and $81,936, respectively (Note 10).

Grassy Mountain:

The Grassy Mountain Project is located in Malheur County, Oregon, approximately 22 miles south of Vale, Oregon, and roughly 70 miles west of Boise, Idaho.

Other Nevada Based Projects:

During the year ended June 30, 2026, the Company made a payment to Nevada Select in the amount of $50,000 (2025 - $50,000). See Note 14 for a description of the Bald Peak claims.

Impairment of Mineral Properties

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For the years ended June 30, 2026 and

2025, no events or changes in circumstance are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no impairment was necessary.

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

The Company has posted several cash bonds as financial security to satisfy reclamation requirements for its BLM mining claims. The balance of posted cash reclamation bonds at June 30, 2026 is $508,781 (June 30, 2025 - $546,176).

Paramount is responsible for managing the reclamation activities from the previous mine operations at the Sleeper Gold Mine as directed by the BLM and the Nevada State Department of Environmental Protection (“NDEP”). Paramount has estimated the undiscounted reclamation costs for existing disturbances and monitoring at the Sleeper Gold Project required by the BLM and NDEP to be $5,742,047 at June 30, 2026. These costs are expected to be incurred between the calendar years 2026 and 2060. The sum of expected costs by year are discounted using the Company’s credit adjusted risk free interest rate from the time it expects to pay the retirement to the time it incurs the obligation. The asset retirement obligation for the Sleeper Gold Project recorded on the balance sheet is equal to the present value of the estimated reclamation costs as required by both the BLM and NDEP.

The following variables were used in the calculation for the fiscal years ending June 30, 2026 and 2025:

	Year Ended June 30, 2026	Year Ended June 30, 2025
Weighted-average credit adjusted risk free rate	9.90%	9.90%
Weighted-average inflation rate	2.53%	2.53%

Changes to the Company’s asset retirement obligation for the Sleeper Gold Mine for the years ended June 30, 2026 and 2025 are as follows:

	Year Ended June 30, 2026	Year Ended June 30, 2025
Balance at beginning of period	$2,293,765	$2,270,288
Accretion expense	227,647	225,413
Additions and change in estimates	(30,196)	(81,936)
Settlements	(120,000)	(120,000)
Balance at end of period	$2,371,216	$2,293,765

During the years ended June 30, 2026 and 2025, the changes in estimates were a decrease of $30,196 and $81,936, respectively. Also during the years ended June 30, 2026 and 2025, settlements for the reclamation and environmental obligation totaled $120,000 and $120,000, respectively. For settlements that have no benefit to future mining operations, the corresponding amount recorded in mineral properties are written off (Note 9). The balance of the reclamation and environmental obligation of $2,371,216 (2025 - $2,293,765) is comprised of a current portion of $120,000 (2025 - $120,000) and a non-current portion of $2,251,216 (2025 - $2,173,765).

Note 11. Other Income

The Company’s other income details were as follows:

	Year Ended June 30, 2026	Year Ended June 30, 2025
Reimbursement of reclamation costs	$99,393	$-
Leasing of water rights to third party	$6,341	6,217
Total	$105,734	$6,217

Note 12. Segmented Information

The Company’s reportable segments are comprised of operating units that have losses or assets exceeding 10% of the respective consolidated totals and are consistent with the Company’s management reporting structure. At Paramount, management organizes its segments by material property to make operating decisions and assessing performance. The Company's properties include the Sleeper Gold Project and the Grassy Mountain Project. Additional operating expenses incurred by the Company are treated as corporate overhead. Interest expense incurred by the Company are included in corporate overhead and the chief operating decision maker (" CODM") does not rely on allocating interest expense by reportable segment to assess performance of the segment. Segments are reported in a manner consistent with the internal reporting provided to the CODM. The CODM, who is responsible for allocating resources and assessing the performance of the operating segments, has been identified as the Chief Executive Officer.

The tables below summarize the Company's segments:

Year Ended June 30, 2026
	Sleeper Gold Project and other Nevada based Projects	Grassy Mountain Project and other Oregon based Projects	Corporate	Total
Exploration and development	$435,214	$3,132,602	$—	$3,567,816
Reclamation	171,909	—	—	171,909
Land holding costs	586,339	178,268	—	764,607
Accretion	227,647	—	—	227,647
Corporate	—	—	3,599,777	3,599,777
Net Loss Before Other Expense	$1,421,109	$3,310,870	$3,599,777	$8,331,756
Other Expense (Income)
Other income	(105,734)	—	—	(105,734)
Loss from change in fair value of derivative liability on royalty convertible debenture	—	—	4,868,289	4,868,289
Loss from change in fair value of warrant liability	—	—	833,905	833,905
Interest expense	—	—	1,694,855	1,694,855
Interest income	—	—	(67,701)	(67,701)
Net Loss before Income Taxes	$1,315,375	$3,310,870	$10,929,125	$15,555,370
Income Taxes
Deferred tax expense	—	4,853	—	4,853
Net Loss	$1,315,375	$3,315,723	$10,929,125	$15,560,223

Year Ended June 30, 2025
	Sleeper Gold Project and other Nevada based Projects	Grassy Mountain Project and other Oregon based Projects	Corporate	Total
Exploration and development	$264,174	$2,339,283	$—	$2,603,457
Reclamation	200,950	—	—	200,950
Land holding costs	569,748	173,371	—	743,119
Accretion	225,413	—	—	225,413
Corporate	—	—	3,182,580	3,182,580
Net Loss Before Other Expense	$1,260,285	$2,512,654	$3,182,580	$6,955,519
Other Expense (Income)
Other income	(6,217)	—	—	(6,217)
Loss from change in fair value of derivative liability on royalty convertible debenture	—	—	435,824	435,824
Interest expense	—	—	1,690,690	1,690,690
Interest income	—	—	(44,642)	(44,642)
Net Loss before Income Taxes	$1,254,068	$2,512,654	$5,264,452	$9,031,174
Income Taxes
Deferred tax expense	—	19,249	—	19,249
Net Loss	$1,254,068	$2,531,903	$5,264,452	$9,050,423

Non current assets of Company's segments:

`	As At June 30, 2026	As At June 30, 2025
Sleeper Gold Project and other Nevada based projects mineral properties	$25,721,554	$25,701,750
Grassy Mountain Project and other Oregon based projects mineral properties	23,435,728	23,435,728
Corporate and other	517,203	558,204
Total Non-Current Assets	$49,674,485	$49,695,682

Note 13. Income Taxes

For the years ended June 30, 2026 and June 30, 2025, the Company's net loss before income taxes was as follows:

Loss from continuing operations before income taxes	2026	2025
United States	$(15,555,370)	$(9,031,174)
Foreign	—	—
Total	$(15,555,370)	$(9,031,174)

For the years ended June 30, 2026 and June 30, 2025, the Company's income tax expense from continuing operations were:

Income tax expense	2026	2025
Federal	$4,853	$19,249
State	—	—
Foreign	—	—
Total income tax expense	$4,853	$19,249

During the years ended June 30, 2026 and June 30, 2025, the Company paid no federal, state and foreign income taxes, net of refunds.

The following table presents a reconciliation of income tax benefit calculated at the U.S. federal statutory income tax rate to the Company's income tax expense for the years ended June 30, 2026 and June 30, 2025:

	2026		2025
	Amount	Percent	Amount	Percent
U.S. federal statutory income tax benefit	$(3,266,628)	21.00%	$(1,896,547)	21.00%
State and local income tax, net of federal effect	—	—	—	—

Foreign tax effects	—	—	—	—
Changes in tax laws or rates enacted in the current period	—	—	—	—
Effect of cross-border tax laws	—	—	—	—
Tax credits	—	—	—	—
Change in valuation allowances	2,905,021	-18.68%	1,906,164	-21.11%
Nontaxable or nondeductible items:
Stock-based compensation	549,709	-3.53%	—	—
Other nondeductible items	(183,249)	1.18%	482	-0.01%
Change in estimates	—	—	9,150	-0.10%
Changes in unrecognized tax benefits	—	—	—	—
Other adjustments	—	—	—	—
Income tax expense	$4,853	-0.03%	$19,249	-0.22%

At June 30, 2026, the Company has net operating loss carry forwards of $38,173,708 (2025- $38,200,235) expiring between the years 2027 and 2038 which are available to reduce future taxable income. Tax losses incurred after June 30, 2018 of $56,350,320 (2025 - $45,427,872) may be carried forward indefinitely. The tax effects of the significant components within the Company’s deferred tax asset (liability) at June 30, 2026 and 2025 are as follows:

United States	2026	2025
Mineral properties	$7,182	$71,353
Asset retirement obligation	497,956	481,691
Fixed assets	(385)	(257)
Derivatives	1,299,026	276,686
Warrants	175,120
Stock options	88,651	626,052
Other	2,100	2,100
Net operating losses	19,850,046	17,565,333
	$21,919,696	$19,022,958
Valuation allowance	(22,217,248)	(19,315,657)
Mineral properties	$(297,552)	$(292,699)
Net deferred tax asset	$—	$—

The potential tax benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Accounting for uncertainty for Income Tax

Income taxes are determined using asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

As of June 30, 2026 and 2025, the Company’s consolidated balance sheets did not reflect a liability for uncertain tax positions, nor any accrued penalties or interest associated with income tax uncertainties. The Company is subject to income taxation at the federal and state levels. The Company is currently subject to US federal tax examinations for the tax years 2022 through 2024. Loss carryforwards generated or utilized in years earlier than 2019 are also subject to examination and adjustment. The Company has no income tax examinations in process.

Note 14. Commitments and Contingencies:

Other Commitments

Paramount has an agreement to acquire 44 mining claims (“Cryla Claims”) covering 589 acres located immediately to the west of the proposed Grassy Mountain site from Cryla LLC. Paramount is obligated to make annual lease payments of $40,000 per year the first two years of the lease term and $60,000 per year thereafter with an option to purchase the Cryla Claims for $560,000 at any time. The term of the agreement is 25 years. In the event Paramount exercises its option to acquire the Cryla Claims, all annual payments shall be credited against a production royalty that will be based on a prevailing price of the metals produced from the Cryla Claims. The royalty rate ranges between 2% and 4% based on the daily price of gold. The agreement with Cryla can be terminated by Paramount at any time. Paramount made the annual lease payment of $60,000 as required by the agreement during the year ended June 30, 2026. The Cryla Claims are without known mineral reserves and there is no current exploratory work being performed.

During the year-ended June 30, 2022, the Company entered into an option agreement with Nevada Select to purchase the Bald Peak mining claims in the State of Nevada and California for a total consideration of $300,000. Payments under the agreement will be based on achieving certain events over time. Upon signing the agreement Paramount made a payment to Nevada Select of $20,000. During the year-ended June 30, 2026, the Company made a payment under the agreement of $50,000. The Bald Peak Claims are without known mineral reserves.

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

The Company is obligated to reimburse the State of Oregon for costs incurred by the State in connection with the permitting of the Grassy Mountain Project. The amount and timing of such costs are dependent on the permitting activities undertaken by the State.

Note 15. Subsequent Events

Subsequent to June 30, 2026, the Company sold 91,000 shares on the ATM for net proceeds of $128,130.