Form 10-Q
period 2026-09-30
Paramount Gold Nevada Corp.
filed 2026-11-13
CIK 1629210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of registrant’s Common Stock outstanding, $0.01 par value per share, as of November 11, 2026 was 86,546,696.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	PZG	NYSE American

Table of Contents

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Interim Balance Sheets as of September 30, 2026 (Unaudited) and June 30, 2026	2
	Condensed Consolidated Interim Statements of Operations for the Three Months Ended September 30, 2026 (Unaudited) and September 30, 2025 (Unaudited)	3
	Condensed Consolidated Interim Statements of Stockholders’ Equity for the Three Months Ended September 30, 2026 (Unaudited) and Three Months Ended September 30, 2025 (Unaudited)	4
	Condensed Consolidated Interim Statement of Cash Flows for the Three Months Ended September 30, 2026 (Unaudited) and September 30, 2025 (Unaudited)	5
	Notes to Condensed Consolidated Interim Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	21

PART II	OTHER INFORMATION
Item 1A.	Risk Factors	22
Item 4.	Mine Safety Disclosures	22
Item 6.	Exhibits	23

Signatures	Directors, Executive Officers and Corporate Governance	24

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Balance Sheets

(Unaudited)

	September 30, 2026	June 30, 2026
Assets
Current Assets
Cash and cash equivalents	$8,325,303	$9,931,206
Prepaid expenses and deposits	1,205,986	1,216,601
Other assets	8,894	15,753
Total Current Assets	9,540,183	11,163,560
Non-Current Assets
Mineral properties	49,157,282	49,157,282
Reclamation bonds	508,781	508,781
Property and equipment	7,788	8,422
Total Non-Current Assets	49,673,851	49,674,485
Total Assets	$59,214,034	$60,838,045
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$551,406	$667,112
Reclamation and environmental obligation, current portion	120,000	120,000
Warrant liability	3,180,611	2,833,905
Total Current Liabilities	3,852,017	3,621,017
Non-Current Liabilities
Debt liability of royalty convertible debenture, net	11,848,073	11,804,567
Derivative liability of royalty convertible debenture	11,036,782	8,946,218
Deferred tax liability	297,552	297,552
Reclamation and environmental obligation, non-current portion	2,280,023	2,251,216
Total Non-Current Liabilities	25,462,430	23,299,553
Total Liabilities	$29,314,447	$26,920,570
Commitments and Contingencies (Note 14)
Stockholders' Equity
Common stock, par value $0.01, 200,000,000 authorized shares, 86,530,696 issued and outstanding at September 30, 2026 and 200,000,000 authorized shares, 86,124,381 issued and outstanding at June 30, 2026	865,308	861,245
Additional paid in capital	140,585,713	140,045,115
Accumulated deficit	(111,551,434)	(106,988,885)
Total Stockholders' Equity	29,899,587	33,917,475
Total Liabilities and Stockholders' Equity	$59,214,034	$60,838,045

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2026	2025
Expenses
Exploration and development	$747,510	$566,096
Reclamation	32,329	37,880
Land holding costs	184,267	188,608
Professional fees	195,036	245,048
Salaries and benefits	244,698	197,970
Directors' compensation	57,067	42,438
General and administrative	358,313	189,570
Accretion	58,807	56,912
Total Expenses	1,878,027	1,524,522
Net Loss Before Other Expense (Income)	1,878,027	1,524,522
Other Expense (Income)
Other income	(6,468)	—
Loss from change in fair value of derivative liability on royalty convertible debenture	2,090,564	1,151,874
Loss from change in fair value of warrant liability	346,706	1,227,664
Interest expense	426,839	426,839
Interest income	(73,119)	(6,561)
Gain on sale of mineral properties	$(100,000)	—
Net Loss	$4,562,549	$4,324,338

Loss per Common Share
Basic and diluted	$0.05	$0.06

Weighted Average Number of Common
Shares Used in per Share Calculations
Basic and diluted	86,156,801	76,265,587

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Stockholders’ Equity

(Unaudited)

	Shares (#)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2026	86,124,381	861,245	140,045,115	(106,988,885)	33,917,475
Stock based compensation	—	—	75,213	—	75,213
Capital issued for financing	91,000	910	85,205	—	86,115
Capital issued for payment of interest	315,315	3,153	380,180	—	383,333
Net loss	—	—	—	(4,562,549)	(4,562,549)
Balance at September 30, 2026	86,530,696	$865,308	$140,585,713	$(111,551,434)	$29,899,587

	Shares (#)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2025	75,420,743	754,208	124,242,577	(91,428,662)	33,568,123
Stock based compensation	—	—	22,168	—	22,168
Capital issued for financing	2,146,561	21,466	1,874,466	—	1,895,932
Capital issued for payment of interest	366,052	3,661	379,672	—	383,333
Net loss	—	—	—	(4,324,338)	(4,324,338)
Balance at September 30, 2025	77,933,356	$779,335	$126,518,883	$(95,753,000)	$31,545,218

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Condensed Consolidated Interim Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2026	2025
Net Loss	$(4,562,549)	$(4,324,338)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	634	907
Stock based compensation	75,213	22,168
Amortization of debt issuance costs	43,506	43,505
Capital issued for interest expense	383,333	383,333
Accretion expense	58,807	56,912
Settlement of asset retirement obligations	(30,000)	(30,000)
Loss from change in fair value of derivative liability	2,090,564	1,151,874
Loss from change in fair value of warrant liability	346,706	1,227,664
Gain on sale of mineral property	(100,000)	—
Effect of changes in operating working capital items:
Change in other assets	6,859	—
Change in prepaid expenses	10,615	396,511
Change in reclamation bonds accounts	—	8,379
Change in accounts payable	(115,706)	(17,954)
Cash used in operating activities	(1,792,018)	(1,081,039)
Cash flows from investing activities:
Proceeds from sale of mineral property	100,000	—
Cash used in investing activities	100,000	—
Cash flows from financing activities
Capital issued for financing, net of share issuance costs	86,115	1,895,932
Proceeds from warrant private placement	—	2,000,000
Cash provided by financing activities	86,115	3,895,932

Change in cash during period	(1,605,903)	2,814,893
Cash at beginning of period	9,931,206	1,351,001
Cash at end of period	$8,325,303	$4,165,894

See Note 4 for supplemental cash flow information

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PARAMOUNT GOLD NEVADA CORP.

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Paramount Gold Nevada Corp. (the “Company” or “Paramount”), incorporated under the General Corporation Law of Nevada, and its wholly owned subsidiaries are engaged in the acquisition, exploration and development of precious metal properties. The Company’s wholly owned subsidiaries include New Sleeper Gold LLC, Sleeper Mining Company, LLC, and Calico Resources USA Corp (“Calico”). The Company is in the process of exploring its mineral properties in Nevada and Oregon, United States. The Company’s activities are subject to significant risks and uncertainties, including the risk of failing to secure additional funding to advance its projects and the risks of determining whether these properties contain reserves that are economically recoverable. The Company’s shares of common stock trade on the NYSE AMERICAN LLC under the symbol “PZG”.

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

The condensed consolidated interim financial statements have been prepared on an accrual basis of accounting, in conformity with U.S. GAAP, are presented in US dollars and follow the same accounting policies and methods of their application as the most recent annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and related footnotes for the year ended June 30, 2026.

Significant Accounting Policies

Please see Note 1- Description of Business and Summary of Significant Accounting Policies contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2026.

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

Subsequent to November 13, 2026, the Company expects to fund operations as follows:

•
Existing cash on hand and working capital.
•
The existing “at the market” equity offering program ("ATM") with Cantor Fitzgerald & Co. and A.G.P./Alliance Global Partners.
•
Insurance proceeds to fund reclamation and environmental obligations at its Sleeper Gold Project.
•
Equity financings and sale of royalties.

At September 30, 2026, the Company’s cash balance was $8,325,303.

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

Our financial instruments include cash, accounts payable, accrued liabilities, notes payable, the derivative liability of royalty convertible debenture (see Note 6) and warrants (Note 7). Due to their short maturity of our cash, prepaids and deposits, accounts payable and accrued liabilities, we believe that their carrying amounts approximate fair value as of September 30, 2026 and June 30, 2026.

The following tables present the fair value of liabilities measured at fair value on a recurring basis:

	Balance at September 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities
Royalty conversion feature	—	—	11,036,782	$11,036,782
Warrant liability	—	—	3,180,611	3,180,611
Total	—	—	14,217,393	$14,217,393

	Balance at June 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities
Royalty conversion feature	—	—	8,946,218	$8,946,218
Warrant liability	—	—	2,833,905	2,833,905
Total	—	—	11,780,123	$11,780,123

The Company determined that the derivative liability (Note 6) embedded in the Debenture is required to be accounted for separately from the Debenture as a derivative liability and recorded at fair value and the remaining value allocated to the Debenture net the unamortized debt issuance costs. The derivative liability is fair valued at each reporting period, with changes in fair value recorded as a gain or loss in the Condensed Consolidated Interim Statement of Operations. During the three months ended September 30, 2026 and 2025, the fair value derivative liability increased by $2,090,564 and $1,151,874, respectively, and it was recorded in Other expenses on the Condensed Consolidated Interim Statement of Operations.

As of September 30, 2026, the Royalty conversion feature is recorded at $11,036,782 (June 30, 2026 - $8,946,218) and is valued based on Level 3 inputs. Several steps were used to calculate the fair value of the Royalty conversion feature on the Debenture. First utilizing the Royalty Agreement's royalty rate of 4.75% for the life of mine, the annual gross royalty amounts were calculated from estimated expected gross revenues of the proposed Grassy Mountain Mine. The gold and silver price assumption was derived by management based on its judgment, taking into account current pricing trends and trends observed in royalty transactions. Also, management considered the mineral reserves of the proposed mine. The annual royalty amounts were discounted using a long term stock market rate of return of 10%. In determining expected future cash flows, management has also considered a number of project-specific risk factors that affect the timing of commencement of production, including the completion of federal and state permitting, the ability to secure construction financing on acceptable terms, and uncertainties related to construction schedules. Due to the appreciation in gold and silver prices, the Company's buyback provision has become economically substantive and therefore has been included in determining the expected future cashflows and the resulting fair value of the Royalty conversion feature. These risks and key input assumptions could materially impact both the timing and amount of the royalty payments, and therefore the fair value of the Royalty conversion feature.

The Company uses a Monte Carlo Simulation framework to measure the fair value of the Royalty Conversion feature. The Company uses the Monte Carlo Simulation valuation technique to capture the Company's buyback feature and the conversion feature. For the three months ended September 30, 2026, the increase in the gold and silver price assumptions have been the main driver in the increase of the cumulative present value of the royalty stream. The key assumptions in valuing the royalty conversion option derivative include:

	September 30, 2026	June 30, 2026
Cumulative present value of royalty stream	$27,177,837	$24,750,334
Conversion threshold is set as the value of the Debenture	$15,000,000	$15,000,000
Term in years for Debenture maturity	2.24	2.49
Term in years for buy-back option	4.24	4.49
Volatility (A 2.24 year historical volatility of gold and silver, weighted by relative value in the project, is used as the historical volatility for the royalty stream)	24.04%	22.65%
Risk-Free Rate (Derived 2.24 year from a term-matched coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve)	4.80%	4.06%
Dividend yield[1]	0%	0%
Volatility (A 4.24 year historical volatility of gold and silver, weighted by relative value in the project, is used as the historical volatility for the royalty stream)	20.08%	19.54%
Risk-Free Rate (Derived 4.24 year from a term-matched coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve)	4.95%	4.10%
Payment discount rate	17.47%	15.95%

1.
Dividend yield is set to 0% as no value of the royalty is lost given that production is assumed to begin in year 5

As of September 30, 2026, the warrant liability is recorded at $3,180,611 and is valued based on Level 3 inputs (Note 7). The prefunded warrants are accounted for as a liability and the changes in fair value of the warrants are recognized in the condensed consolidated interim statement of operations. The cash consideration received at issuance date was reflective of the fair value of the prefunded warrants. To determine the fair value of the prefunded warrants as of September 30, 2026, a weighted-average discount for lack of marketability ("DLOM") rate was estimated by using the Chaffe and Finnerty models, which use Level 3 inputs, including the expected restriction period. A DLOM was applied because the shares issuable upon exercise are subject to resale restrictions under

Rule 144 and therefore not immediately freely tradable in the public market. The DLOM rate of 11.36% was applied to the common stock price as of September 30, 2026 to determine the fair value.

Note 4. Non-Cash Transactions

For the three months ended September 30, 2026, the Company issued 315,315 shares of common stock for payment of interest accrued on its outstanding Royalty Convertible Debenture with a fair value of $383,333.

For the three months ended September 30, 2025, the Company issued 366,052 shares of common stock for payment of interest accrued on its outstanding Royalty Convertible Debenture with a fair value of $383,333.

Note 5. Capital Stock

Authorized Capital

Authorized capital stock consists of 200,000,000 shares of Common Stock with par value of $0.01 per common share as of September 30, 2026 (June 30, 2026 – 200,000,000 common shares with par value $0.01 per common share).

For the three months ended September 30, 2026, the Company issued 91,000 shares of common stock from its ATM program for net proceeds of $86,115 and issued 315,315 shares of common stock for payment of interest accrued on its outstanding Royalty Convertible Debenture (Note 6) with a fair value of $383,333.

For the three months ended September 30, 2025, the Company issued 2,146,561 shares of common stock from its ATM program for net proceeds of $1,895,932 and issued 366,052 shares of common stock for payment of interest accrued (Note 6) with a fair value of $383,333.

Stock Options, Restricted Stock Units and Stock Based Compensation

Paramount’s 2015 and 2016 Stock Incentive and Compensation Plans, which are stockholder-approved, permits the grant of stock options, restricted stock units and stock to its employees and directors for up to 7.5 million shares of common stock.

Total stock-based compensation for the three months ended September 30, 2026 and 2025 was $75,213 and $22,168, respectively.

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

For the three months ended September 30, 2026 and 2025, the Company did not grant any stock options.

A summary of stock option activity under the Stock Incentive and Compensation Plan is presented below:

Options	Options	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2025	765,000	$1.09	0.54	$—
Granted	—	—	—	—
Exercised	(485,000)	1.12	—	—
Forfeited or expired	(230,000)	1.15	—	—
Outstanding at June 30, 2026	50,000	$0.60	1.00	$650
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at September 30, 2026	50,000	$0.60	0.75	$31,000
Exercisable at September 30, 2026	50,000	$0.60	0.75	$31,000

A summary of the status of Paramount’s non-vested options is presented below:

Non-vested Options	Options	Weighted- Average Grant- Date Fair Value
Non-vested at June 30, 2025	160,836	$0.57
Granted	—	—
Vested	(125,000)	0.56
Forfeited or expired	(35,836)	0.62
Non-vested at June 30, 2026	—	$—
Granted	—	—
Vested	—	—
Forfeited or expired	—	—
Non-vested at September 30, 2026	—	$—

Restricted Stock Units ("RSUs")

RSUs are awards for service and performance which upon vesting and settlement entitle the recipient to receive one common share of the Company's Common Stock for no additional consideration, for each RSU held.

During the three months ended September 30, 2026 and 2025, the Company granted 17,000 and nil RSUs, respectively.

For the three months ended September 30, 2026, share-based compensation expenses related to service condition RSUs and performance condition RSUs was $39,390 and $35,823, respectively( three months ended September 30, 2025 - $11,612 and $10,556).

A summary of RSUs activity is summarized as follows:

Restricted Share Unit Activity	Outstanding RSUs	Weighted average grant date fair value
Outstanding at June 30, 2025	845,000	$0.37
Granted	539,400	1.13
Vested	(540,000)	0.39
Forfeited	—	—
Outstanding at June 30, 2026	844,400	$0.85
Granted	17,000	1.48
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2026	861,400	$0.90

As of September 30, 2026, there was approximately $251,511 of unamortized stock-based compensation expense related to outstanding RSUs. This expense is expected to be recognized over the remaining weighted-average vesting periods of approximately 0.93 years.

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

If the Royalty is issued, Paramount has the option to buy back 50% of the Royalty by paying either $11.25 million on the second (2nd) anniversary of the Royalty or $12.375 million on the third (3rd) anniversary. The Company’s obligations under the Debenture are secured by a pledge of the assets of the Company and its subsidiaries, including without limitation by deeds of trust with respect to the Grassy Mountain project and the Sleeper Gold project. The Company is required to maintain a positive cash balance at all times and shall maintain a positive adjusted working capital amount at the end of each fiscal quarter commencing with the fiscal quarter ended March 31, 2024. At September 30, 2026, Paramount was in compliance with these loan covenants.

The Company has accounted for the Royalty Conversion Option and related Buyback Provision as an embedded derivative in accordance with ASC 815 and recorded the derivative as a separate liability at fair value. The fair value of the derivative as at September 30, 2026 and June 30, 2026 was $11,036,782 and $8,946,218 (Note 3).

The Debenture consisted of the following:

	September 30, 2026	June 30, 2026

Debt liability of royalty convertible debenture before issuance costs	$12,239,622	$12,239,622
Less: unamortized issuance costs	(391,549)	(435,055)
Net debt liability of royalty convertible debenture	11,848,073	11,804,567
Derivative liability of royalty convertible debenture	11,036,782	8,946,218

In connection with the Debenture, Paramount and Calico entered into a Mining Right of First Refusal Option to Purchase Agreement (the “ROFR”) in favor of Sprott. Pursuant to the ROFR, Paramount has granted to Sprott the right of first refusal with respect to any proposed grant, sale or issuance to any third party of a stream, royalty or similar interest (a “Mineral Interest”) based on or with reference to future production from the proposed Grassy Mountain gold and silver mine. If the cash equivalent value (with the value of any non-cash consideration) of any third party offer (the “Third Party Consideration”) exceeds $60,000,000 then Sprott shall have the right to buy a percentage interest of the Mineral Interest equal to the percentage that $60,000,000 is to the Third Party Consideration (the “Proportionate Mineral Interest”). If the Third Party Consideration equals or is less than $60,000,000, Sprott shall have the right to buy the entire Mineral Interest subject to such third party offer.

The ROFR shall terminate on the date which is the earlier of (i) the seventh (7th) anniversary of the ROFR; (ii) the closing of one or more purchase transactions between Paramount and Sprott in respect of Mineral Interests for an aggregate purchase price of $60,000,000 upon the exercise by Sprott of its rights pursuant to the ROFR; and (iii) the closing of a purchase transaction between Paramount and a third party in respect of a Mineral Interest for a purchase price in excess of $60,000,000 where Sprott does not exercise its right of first refusal pursuant to the ROFR.

Interest Expense

The following table summarizes the components of recorded interest expense:

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025
Royalty Convertible Debenture	$383,333	$383,333
Amortization of issuance costs on Royalty Convertible Debenture	43,506	43,506
Total interest expense	$426,839	$426,839

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

After the occurrence of an event that is outside of the Company’s control, the warrant holders have the option to elect to exercise the warrant or to exchange the warrant for a security in the successor entity with similar terms and conditions. This term, which provides the warrant holders with a variation in settlement that is not provided to the common shareholders, fails to meet the indexation guidance under ASC 815. As such, the warrants were established as a liability on the balance sheet at the time of issuance and are remeasured to fair value each reporting date by applying a discount to the Company’s common stock price as of the reporting date, which is further discussed in Note 3. As of September 30, 2026, the prefunded warrants have a fair value of $3,180,611. During the three months ended September 30, 2026 and 2025, a change in fair value of $346,706 and $1,277,664, respectively, was recognized as a loss from change in fair value of warrant liability on the condensed consolidated interim statement of operations. There were no warrants exercised during the period and the Company had 2,941,176 warrants outstanding and not exercised as of September 30, 2026. The warrants were excluded from the calculation of diluted net loss per share attributable to common shareholders because their impact would have been antidilutive for the period.

Note 8. Mineral Properties

The Company has capitalized acquisition costs on mineral properties as follows:

	September 30, 2026	June 30, 2026
Sleeper and other Nevada based Projects	$25,721,554	$25,721,554
Grassy Mountain and other Oregon based Projects	23,435,728	23,435,728
Total mineral properties	$49,157,282	$49,157,282

Sleeper:

Sleeper is located in Humboldt County, Nevada, approximately 26 miles northwest of the town of Winnemucca.

During the three months ended September 30, 2026, the Company sold 36 mining claims in Nevada, which had been fully written off in prior years, to an unrelated third party for cash consideration of $100,000. The Company retained a 2% net smelter return royalty on the claims. As the claims had no carrying value, the Company recognized a gain on sale of $100,000, included in Other expense/income in the interim condensed consolidated statements of operations.

Grassy Mountain:

The Grassy Mountain Project is located in Malheur County, Oregon, approximately 22 miles south of Vale, Oregon, and roughly 70 miles west of Boise, Idaho.

Impairment of Mineral Properties

The Company reviews and evaluates its long-lived assets for impairment on an annual basis or more frequently when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. As at September 30, 2026, no events or changes in circumstance are believed to have impacted recoverability of the Company’s long-lived assets. Accordingly, it was determined that no interim impairment was necessary.

Note 9. Reclamation and Environmental Obligation

Reclamation and environmental costs are based principally on legal requirements. Management estimates costs associated with reclamation of mineral properties and properties under mine closure. On an ongoing basis the Company evaluates its estimates and assumptions; however, actual amounts could differ from those based on estimates and assumptions.

The Company has posted several cash bonds as financial security to satisfy reclamation requirements for its Bureau of Land Management ("BLM") mining claims. The balance of posted cash reclamation bonds at September 30, 2026 is $508,781 (June 30, 2026 - $508,781).

Paramount is responsible for managing the reclamation activities from the previous mine operations at the Sleeper Gold Mine as directed by the BLM and the Nevada State Department of Environmental Protection (“NDEP”). Paramount has estimated the undiscounted reclamation costs for existing disturbances and monitoring at the Sleeper Gold Project required by the BLM and NDEP to be $5,692,970 at September 30, 2026. These costs are expected to be incurred between the calendar years 2026 and 2060. The sum of expected costs by year are discounted using the Company’s credit adjusted risk free interest rate from the time it expects to pay the retirement to the time it incurs the obligation. The asset retirement obligation for the Sleeper Gold Project recorded on the balance sheet is equal to the present value of the estimated reclamation costs as required by both the BLM and NDEP.

The following variables were used in the calculation:

	Three Months Ended September 30, 2026	Year Ended June 30, 2026
Weighted-average credit adjusted risk free rate	9.90%	9.90%
Weighted-average inflation rate	2.53%	2.53%

Changes to the Company’s asset retirement obligation for the Sleeper Gold Mine are as follows:

	Three Months Ended September 30, 2026	Year Ended June 30, 2026
Balance at beginning of period	$2,371,216	$2,293,765
Accretion expense	58,807	227,647
Additions and change in estimates	—	(30,196)
Settlements	(30,000)	(120,000)
Balance at end of period	$2,400,023	$2,371,216

For settlements that have no benefit to future mining operations, the corresponding amount recorded in mineral properties are written off. The balance of the reclamation and environmental obligation of $2,400,023 at September 30, 2026 (June 30, 2026 -$2,371,216) is comprised of a current portion of $120,000 (June 30, 2026 -$120,000) and a non-current portion of $2,280,023 (June 30, 2026 - $2,251,216).

Note 10. Segmented Information

The Company’s reportable segments are comprised of operating units that have losses or assets exceeding 10% of the respective consolidated totals and are consistent with the Company’s management reporting structure. At Paramount, management organizes its segments by material property to make operating decisions and assessing performance. The Company's properties include the Sleeper Gold Project and the Grassy Mountain Project. Additional operating expenses incurred by the Company are treated as corporate overhead. Interest expense incurred by the Company is included in corporate overhead and the chief operating decision maker ("CODM") does not rely on allocating interest expense by reportable segment to assess performance of the segment. Segments are reported in a manner consistent with the internal reporting provided to the CODM. The CODM, who is responsible for allocating resources and assessing the performance of the operating segments, has been identified as the Chief Executive Officer.

The tables below summarize the Company's segments:

Three Months Ended September 30, 2026
	Sleeper Gold Project and other Nevada based Projects	Grassy Mountain Project and other Oregon based Projects	Corporate	Total
Exploration and development	$123,956	$623,554	$—	$747,510
Reclamation	32,329	—	—	32,329
Land holding costs	140,419	43,848	—	184,267
Accretion	58,807	—	—	58,807
Corporate	—	—	855,114	855,114
Net Loss Before Other Expense	$355,511	$667,402	$855,114	$1,878,027
Other Expense (Income)
Other income	(6,468)	—	—	(6,468)
Loss from change in fair value of derivative liability on royalty convertible debenture	—	—	2,090,564	2,090,564
Loss from change in fair value of warrant liability	—	—	346,706	346,706
Interest expense	—	—	426,839	426,839
Interest income	—	—	(73,119)	(73,119)
Gain on sale of mineral properties	(100,000)	—	—	(100,000)
Net Loss	$249,043	$667,402	$3,646,104	$4,562,549

Three Months Ended September 30, 2025
	Sleeper Gold Project and other Nevada based Projects	Grassy Mountain Project and other Oregon based Projects	Corporate	Total
Exploration and development	$34,957	$531,139	$—	$566,096
Reclamation	37,880	—	—	37,880
Land holding costs	145,435	43,173	—	188,608
Accretion	56,912	—	—	56,912
Corporate	—	—	675,026	675,026
Net Loss Before Other Expense	$275,184	$574,312	$675,026	$1,524,522
Other Expense (Income)
Other income	—	—	—	—
Loss from change in fair value of derivative liability on royalty convertible debenture	—	—	1,151,874	1,151,874
Loss from change in fair value of warrant liability	—	—	1,227,664	1,227,664
Interest expense	—	—	426,839	426,839
Interest income	—	—	(6,561)	(6,561)
Net Loss	$275,184	$574,312	$3,474,842	$4,324,338

Non current assets of Company's segments:

`	As at September 30, 2026	As at June 30, 2026
Sleeper Gold Project and other Nevada based projects mineral properties	$25,721,554	$25,721,554
Grassy Mountain Project and other Oregon based projects mineral properties	23,435,728	23,435,728
Corporate and other	516,569	517,203
Total Non-Current Assets	$49,673,851	$49,674,485

Note 11. Commitments and Contingencies

Other Commitments

Paramount has an agreement to acquire 44 mining claims (“Cryla Claims”) covering 589 acres located immediately to the west of the proposed Grassy Mountain site from Cryla LLC. Paramount is obligated to make annual lease payments of $60,000 per year until 2043 with an option to purchase the Cryla Claims for $560,000 at any time. The term of the agreement is 25 years and commenced in 2018. In the event Paramount exercises its option to acquire the Cryla Claims, all annual payments shall be credited against a production royalty that will be based on a prevailing price of the metals produced from the Cryla Claims. The royalty rate ranges between 2% and 4% based on the daily price of gold. The agreement with Cryla can be terminated by Paramount at any time. All lease payments under the agreement are up-to-date and no other payments were made during the three months ended September 30, 2026. The Cryla Claims are without known mineral reserves and there is no current exploratory work being performed.

The Company has an agreement with Nevada Select to purchase the Bald Peak mining claims in the States of Nevada and California for a total consideration of $300,000. Payments under the agreement will be based on achieving certain events over time. Upon signing the agreement Paramount made a payment to Nevada Select of $20,000. All payments under the agreement are up to date as of September 30, 2026. The Bald Peak Claims are without known mineral reserves.

Seabridge Gold Inc. ("Seabridge") holds a Net Profit Interest ("NPI") put option in which during the 30-day period immediately following the day that the Company has delivered notice to Seabridge that a positive production decision has been made and construction financing has been secured with respect to the Grassy Mountain Project, Seabridge may cause the Company to purchase the NPI for $10,000,000 Canadian Dollars. If Seabridge exercises the right to cause the Company to purchase the NPI, the Company would likely need to seek additional equity or other financing to fund the purchase, which financing may not be available to the Company on favorable terms or at all. As of September 30, 2026, Seabridge holds approximately 4.2% of the outstanding common stock of the Company and one member of Paramount's board of directors is a director and officer of Seabridge.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give the Company's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company's current plans, and the Company's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, and in the risk factors on Form 10-K that was filed with the U.S. Securities and Exchange Commission ("SEC") on September 17, 2026. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

Overview

We are engaged in the business of acquiring, exploring and developing precious metal projects in the United States. Paramount owns advanced stage exploration projects in the states of Nevada and Oregon. We seek to enhance the value of our projects by implementing exploration and engineering programs designed to expand and upgrade known mineralized material to reserves. The following discussion provides an update on our outlook and plan of operations for the foreseeable future. It also analyzes our financial condition and summarizes the results of our operations for the three months ended September 30, 2026 and compares these results to the results of the prior year three months ended September 30, 2025.

Operating Highlights:

For the three months ended September 30, 2026, key highlights include:

•
The Bureau of Land Management ("BLM") approved the Company's Plan of Operations ("PoO") for the Grassy Mountain Gold Project and concurred the Company's reclamation cost estimate is sufficient to meet all anticipated reclamation requirements. Prior to construction, the Company will post a financial bond triggering an official Decision letter and the issuance of the final Notice to Proceed of the approved PoO for the construction of Grassy Mountain.

Outlook and Plan of Operation:

As a development stage company, we do not generate cash flow from our operations. Accordingly, we place a strong emphasis on liquidity management and capital allocation. We carefully monitor cash expenditures and seek opportunities to reduce costs where appropriate. We ensure that we maintain sufficient cash on hand for our loan covenants and to meet our annual land holding costs as the maintenance of mining claims and leases is essential to preserving the value of our mineral property assets.

Comparison of Operating Results for the three months ended September 30, 2026 and 2025

We did not earn any revenue from mining operations for the three months ended September 30, 2026 and 2025.

Net Loss

Our net loss for the three months ended September 30, 2026 was $4,562,549 compared to a net loss of $4,324,338 in the three months ended September 30, 2025. The drivers of the increase in net loss of 6% are fully described below.

The Company expects to incur losses for the foreseeable future as we continue with our planned exploration and development programs.

Expenses

Exploration, Development, Reclamation and Land Holding Costs

For the three months ended September 30, 2026 and 2025, exploration expenses were $747,510 and $566,096, respectively. This represents an increase of 32% or $181,414. Expenses related to our exploration or development activities are generally not comparable from period to period as activities will vary based on several factors. At Grassy Mountain, the Company continued with on-going permitting activities with state and federal agencies and qualified persons continued with the update of our S-K -1300 feasibility study. These expenses totaled $623,554. At Sleeper, expenses of $123,956 were related to general operations and preparing for the planned exploration drill program.

For the three months ended September 30, 2026 and 2025, reclamation expenses were $32,329 and $37,880, respectively. This represents a decrease of 15% or $5,551. The decrease in reclamation expenses reflects reduced third-party support for ongoing monitoring for the Sleeper Gold Project as the Company continues to look for ways to streamline how these costs are incurred; however, it is too early to conclude that this decrease represents a trend.

For the three months ended September 30, 2026 and 2025, land holding costs were $184,267 and $188,608, respectively. The relatively unchanged land holding costs from the prior period reflect the consistent number of mining claims held by the Company.

Salaries and Benefits

For the three month periods ended September 30, 2026 and 2025, salary and benefits were $244,698 and $197,970, respectively. This represents an increase of 24%. Salary and benefits are comprised of cash and equity based compensation of the Company’s executive and corporate administration teams. The increase is mainly due to the higher stock based compensation that was recorded in the current period from the comparable prior year period. Included in the salary and benefits expense amount for the three months ended September 30, 2026 and 2025 was non-cash equity based compensation applicable to executive and administration employees of $47,760 and $17,730, respectively.

Directors’ Compensation

For the three month periods ended September 30, 2026 and 2025, directors’ compensation expenses were $57,067 and $42,438, respectively. This represents an increase of 34%. Directors’ compensation consists of cash and stock-based compensation of the Company’s board of directors. The increase reflects higher equity based compensation recorded in the current quarter compared to the prior year’s comparable period.

Professional Fees and General and Administration

For the three months ended September 30, 2026 and 2025, professional fees were $195,036 and $245,048, respectively. This represents a decrease of $50,012. The decrease was mainly due to one time advisory fees incurred in the prior period that were not incurred in the current comparable period. Professional fees include legal, audit, advisory and consultant expenses incurred on corporate and operational activities being performed by the Company on a period-by-period basis.

For the three months ended September 30, 2026 and 2025, general and administration expenses increased by $168,743 or 89% to $358,313 from $189,570 for the same period in 2025. The increase reflects approximately $91,000 of higher recurring costs, primarily investor relations, insurance and travel, which the Company expects to continue in future periods, and approximately $78,000 of non-recurring costs, primarily related to compliance and reporting.

Liquidity and Capital Resources

As an exploration and development company, Paramount funds its operations, reclamation activities and discretionary exploration programs with its cash on hand. At September 30, 2026, we had cash and cash equivalents of $8,325,303 compared to $9,931,206 as of June 30, 2026. As of September 30, 2026, excluding the warrant liability of $3,180,611, we had working capital of approximately $8,868,777. Based on the Company's current operating plan, existing cash resources are expected to fund operations through approximately August 2027. The Company's planned expenditures primarily consist of corporate general and administrative costs and expenditures related to the permitting and advancement of its mineral properties. Certain project expenditures including exploration, production development, engineering, technical studies and/or other project advancement activities, are discretionary as to timing and scope and may be reduced or deferred depending on available liquidity and the timing of additional financing. Our plan to manage our liquidity position is described below under Going Concern and Capital Resources.

In May 2020, the Company established an $8.0 million ATM equity offering program with Cantor Fitzgerald & Co. ("Cantor") and Canaccord Genuity LLC to proactively increase its financial flexibility. In November 2025, the Company established a new $14.9 million "at the market" offering program with Cantor and A.G.P./Alliance Global Partners. During the three months ended September 30, 2026, the Company issued 91,000 shares under the program for net proceeds of $86,115.

The main uses of cash for the three months ended September 30, 2026 were:

•
Cash used in operating activities of $1,792,018 was mainly used to fund our permitting and exploration activities at our projects, salary and benefits costs of our employees and ongoing general and administration costs.

In addition to cash used in operating activities, the Company received cash during the three months ended September 30, 2026 as follows:

•
Cash provided by the sale of a mineral property of $100,000.
•
Cash provided by financing activities of $86,115 from sales under the ATM program.

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

•
$5.7 million on corporate, land claim maintenance and general expenses

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

Subsequent to November 13, 2026, the Company expects to fund operations as follows:

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

Critical Accounting Policies and Estimates

Management considers the following policies to be most critical in understanding the judgments that are involved in preparing the Company’s consolidated financial statements and the uncertainties that could impact the results of operations, financial condition and cash flows. Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. Management believes the Company’s critical accounting policies are those related to mineral property acquisition costs, exploration and development costs, asset retirement obligations, warrant liability accounting and derivative liability accounting.

Estimates

The Company prepares its consolidated financial statements and notes in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”), which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates these estimates, including those related to the adequacy of the Company’s reclamation and environmental obligations, the assessment of impairment of mineral properties, and the fair value of warrant and derivative liabilities.

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

Convertible debt and derivative liabilities

We account for royalty convertible debenture with conversion features in accordance with ASC 815, Derivatives and Hedging. The embedded conversion features are assessed to determine whether they meet the criteria for separate accounting as derivatives. If so, they are bifurcated and recorded at fair value with changes in fair value recognized in our Statement of Operations and the remaining value allocated to the royalty convertible debenture net of the unamortized debt issuance costs. The determination of fair value involves the use of estimates, assumptions, and valuation models, including but not limited to discounted cash flow analysis and option pricing models. These estimates and assumptions may include, but are not limited to, future interest rates, volatility of gold and silver prices, and credit spreads and changes in these inputs could result in significant adjustments to the fair value of our derivatives and may impact our financial results. The fair value of the Company’s derivative liability is estimated using a Monte Carlo simulation, which incorporates assumptions that require management judgment. Changes in these assumptions could materially affect the estimated fair value of the derivative liability.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended June 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)
Index to Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document -the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, has been formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Paramount Gold Nevada Corp.

Date: November 13, 2026	By:	/s/ Rachel Goldman
Rachel Goldman
Chief Executive Officer

Date: November 13, 2026	By:	/s/ Carlo Buffone
Carlo Buffone
Chief Financial Officer